Form 10-Q
period 2007-06-30
Dolan Media CO
filed 2007-09-14
CIK 1396838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to                     .
Commission File Number: 001-33603
Dolan Media Company
(Exact name of registrant as specified in its charter)

Delaware	43-2004527
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
706 Second Avenue South, Suite 1200, Minneapolis, Minnesota 55402
(Address, including zip code of registrant’s principal executive offices)
Registrant’s telephone number, including area code: (612) 317-9420
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 10, 2007, there were 25,091,443 outstanding shares of Common Stock, par value $.001, of the registrant.

DOLAN MEDIA COMPANY
QUARTER ENDED JUNE 30, 2007

PART I — FINANCIAL INFORMATION
Dolan Media Company
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,623	786
Accounts receivable (net of allowances for doubtful accounts of $999, and $1,014 as of June 30, 2007 and December 31, 2006, respectively)	18,100	15,679
Prepaid expenses and other current assets	1,914	2,187
Deferred income taxes	152	152

Total current assets	21,789	18,804
Investments	17,511	18,065
Property and equipment, net	11,331	8,230
Finite-life intangible assets, net	79,401	65,881
Goodwill	79,063	72,690
Other assets	4,210	2,449

Total assets	$213,305	$186,119

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$9,812	$7,031
Accounts payable	7,023	4,438
Accrued compensation	3,049	3,526
Accrued liabilities	2,779	1,448
Due to sellers of acquired businesses	—	600
Deferred revenue	10,988	10,752
Mandatorily redeemable preferred stock	164,655	—

Total current liabilities	198,306	27,795
Long-term debt, less current portion	83,350	72,760
Deferred income taxes	4,034	4,034
Deferred revenue and other liabilities	1,832	1,829
Series C mandatorily redeemable, convertible, participating preferred stock, $0.001 par value; authorized, actual: 40,000 shares; issued and outstanding, actual: 38,132 shares; liquidation preference of $64,250	—	73,292
Series B mandatorily redeemable, nonconvertible preferred stock, $0.001 par value; authorized, actual: 40,000 shares issued and outstanding, actual: 0 shares; liquidation preference of $0	—	—
Series A mandatorily redeemable, nonconvertible preferred stock, $.001 par value; authorized, actual: 550,000 shares; issued and outstanding, actual: 287,000 shares; liquidation preference of $35,549	—	35,037

Total liabilities	287,522	214,747

Minority interest in consolidated subsidiary	4,281	247
Commitments and contingencies (Notes 4, 8 and 13)
Stockholders’ deficit
Common stock, $0.001 par value; authorized: 70,000,000 shares; issued and outstanding: 9,324,000 as of June 30, 2007 and December 31, 2006, respectively (Note 14)*	1	1
Additional paid-in capital	324	303
Accumulated deficit	(78,823)	(29,179)

Total stockholders’ deficit	(78,498)	(28,875)

Total liabilities and stockholders’ deficit	$213,305	$186,119

*	Adjusted to reflect a 9 for 1 stock split.
See Notes to Consolidated Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statement of Operations
(In thousands, except share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues
Business Information	$21,588	$18,741	$41,068	$36,655
Professional Services	15,467	9,163	31,682	13,964

Total revenues	37,055	27,904	72,750	50,619

Operating expenses
Direct operating: Business Information	6,999	6,612	13,777	13,140
Direct operating: Professional Services	5,005	3,225	10,405	4,582
Selling, general and administrative	15,989	11,032	29,583	20,929
Amortization	1,871	1,315	3,714	2,286
Depreciation	889	633	1,645	1,094

Total operating expenses	30,753	22,817	59,124	42,031
Equity in earnings of Detroit Legal News Publishing, LLC, net of amortization of $358 and $347 for the three months ended June 30, 2007 and 2006, respectively, and $718 and $809 for the six months ended June 30, 2007 and 2006, respectively	1,330	530	2,245	991

Operating income	7,632	5,617	15,871	9,579
Non-operating expense
Non-cash interest expense related to redeemable preferred stock	(26,318)	(8,816)	(56,260)	(13,451)
Interest expense	(1,393)	(988)	(3,428)	(2,464)
Other expense	(5)	(10)	(13)	(20)

Total non-operating expense	(27,716)	(9,814)	(59,701)	(15,935)

Loss from operations before income taxes and minority interest	(20,084)	(4,197)	(43,830)	(6,356)
Income tax expense	(967)	(3,743)	(4,107)	(2,508)
Minority interest in net income of subsidiary	(807)	(463)	(1,707)	(589)

Net loss	$(21,858)	$(8,403)	$(49,644)	$(9,453)

Net loss per share (Note 14):*
Basic	$(2.34)	$(0.90)	$(5.32)	$(1.03)
Diluted	$(2.34)	$(0.90)	$(5.32)	$(1.03)
Weighted average shares outstanding (Note 14):*
Basic	9,324,000	9,351,297	9,324,000	9,176,618
Diluted	9,324,000	9,351,297	9,324,000	9,176,618

*	Adjusted to reflect a 9 for 1 stock split.

Dolan Media Company
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(49,644)	$(9,453)
Distributions received from Detroit Legal News Publishing, LLC	2,800	2,100
Minority interest distributions paid	(1,102)	(303)
Non-cash operating activities:
Amortization	3,714	2,286
Depreciation	1,645	1,094
Stock-based compensation expense	21	—
Deferred income taxes	—	112
Change in value of interest rate swap and accretion of interest on note payable	(207)	(614)
Equity in earnings of Detroit Legal News Publishing, LLC	(2,245)	(991)
Minority interest	1,707	589
Non-cash interest related to redeemable preferred stock	56,327	13,513
Amortization of debt issuance cost	79	574
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(2,422)	603
Prepaid expenses and other current assets	(324)	(116)
Other assets	(996)	(128)
Accounts payable and accrued liabilities	4,075	684
Deferred revenue	(739)	(278)

Net cash provided by operating activities	12,689	9,672

Cash flows from investing activities
Acquisitions and investments	(17,335)	(42,262)
Capital expenditures	(4,210)	(809)
Proceeds on note receivable from sale of discontinued operations	—	20

Net cash used in investing activities	(21,545)	(43,051)

Cash flows from financing activities
Net borrowings (payments) on senior revolving note	4,000	(13,500)
Proceeds from borrowings on senior term notes	10,000	55,600
Payments on senior long-term debt	(3,700)	(2,250)
Payments of offering costs	(537)	—
Payments of deferred financing costs	(42)	(719)
Other	(28)	(35)

Net cash provided by financing activities	9,693	39,096

Net increase in cash and cash equivalents	837	5,717
Cash and cash equivalents at beginning of year	786	2,348

Cash and cash equivalents at end of six month period	$1,623	$8,065

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Significant Accounting Policies
          Basis of Presentation: The unaudited condensed consolidated financial statements of Dolan Media Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s prospectus filed on August 2, 2007 with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended.
          In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full fiscal year.
          The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
          Certain prior year amounts have been reclassified for comparability purposes.
          Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements are: purchase accounting; valuation of the Company’s equity securities; analysis of potential impairment of goodwill; other intangible assets and other long-lived assets; accounting for share-based compensation; income tax accounting; and allowances for doubtful accounts.
          Recently Issued Accounting Standards: On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are not met. SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the potential impact of adopting this standard.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 157 will have, if any, on the Company’s financial statements.
          Recently Adopted Accounting Pronouncement: The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $153,000 of unrecognized income tax benefits. All of the unrecognized income tax benefits, if recognized, would favorably affect its effective income tax rate in future periods. There were no material adjustments for the unrecognized income tax benefits in the three and six months ended June 30, 2007.
          The Company is subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Currently, no federal or state jurisdiction is examining the Company’s income tax returns. The Company has used net operating losses from tax years ended 2000 through 2006. As a result, the Company’s federal income tax returns for those tax years are open to examination for an additional three year period, beginning with the tax year immediately following the tax year in which the Company fully used the net operating loss from such prior tax year. In states where the Company’s operations have generated net operating losses, its state returns will be open for examination for a similar three year period.
          The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, the Company had $36,000 of accrued interest related to uncertain tax positions.
          The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within twelve months of adoption of FIN 48. Immaterial amounts of interest expense will continue to accrue.
Note 2. Accounts Receivable
          Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historic trends and other information.
          Activity in the allowance for doubtful accounts was as follows (in thousands):

			Provision for
	Beginning		Doubtful	(Written off	Ending
	Balance	Acquisitions	Accounts	Recoveries)	Balance
For the six months ended June 30, 2007	$1,014	$—	$139	$(154)	$999
For the six months ended June 30, 2006	$1,175	$—	$(42)	$58	$1,191
Note 3. Basic and Diluted Loss Per Share
          Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. The Company believes that the Series C preferred stock is a participating security because the holders of the convertible preferred stock participate in any dividends paid on its common stock on an as converted basis. Consequently, the two-class method of income allocation is used in determining net income (loss), except during periods of net losses. Under this

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
method, net income (loss) is allocated on a pro rata basis to the common and Series C preferred stock to the extent that each class may share in income for the period had it been distributed. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 12 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.
          Dilutive potential common shares were excluded from the computation of the diluted net loss per share in 2007 because their effect would be anti-dilutive. In 2006, no anti-dilutive shares were excluded related to stock options. No stock options were outstanding in the three and six months ended June 30, 2006. On October 11, 2006, the Company issued options exercisable for 126,000 shares of its common stock, which were the only stock options outstanding for the six months ended June 30, 2007. These options are anti-dilutive due to the Company’s net loss.
Note 4. Acquisitions
     Acquisitions have been accounted for under the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations. Management is responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets acquired and liabilities assumed represent management’s estimate of fair values. Valuations are determined through a combination of methods that include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The results of the acquisitions are included in the accompanying unaudited condensed consolidated statement of operations from the respective acquisition dates forward.
     2007 Acquisitions:
          Feiwell & Hannoy P.C.: On January 9, 2007, American Processing Company (APC), a majority owned subsidiary of the Company, acquired the mortgage default processing service business of Feiwell & Hannoy P.C., an Indiana law firm, for $13.0 million, a non-interest bearing note (discounted at 13%) with a face amount of $3.5 million payable in two equal annual installments of $1.75 million, and a 4.5% membership interest in APC that had an estimated fair value of $3.4 million, plus acquisition costs of approximately $626,000. The Company estimated the fair value of the membership interest issued to Feiwell & Hannoy using a market approach. The results of Feiwell & Hannoy’s mortgage default processing service operations are included in the Company’s consolidated financial statements beginning January 9, 2007. The managing attorneys of Feiwell & Hannoy have become vice presidents of APC. After this acquisition, the Company’s ownership of APC was reduced from 81% to 77.4%.
          Of the $20.3 million of acquired intangibles, $15.3 million was allocated to a long-term service agreement and is being amortized over 15 years, which represents the initial contractual period of the agreement, and $5.0 million was allocated to goodwill. The goodwill is tax deductible and was allocated to the Professional Services segment of the Company. The Company engaged an independent third-party valuation firm to help it estimate the fair value of the service contract. The value of the service contract was estimated using a discounted cash flow analysis (income approach) assuming a 4% revenue growth and a 24% discount rate. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in connection with the Feiwell & Hannoy transaction (i.e., goodwill) because the acquired business is a complement to APC and the Company anticipated cost savings and revenue synergies through combined general and administrative and corporate functions. The Company does not believe that any of these considerations resulted in separately identifiable intangible assets.
          In connection with the acquisition, the minority investors in APC have the right to require APC to purchase all or any portion of its membership interest for a purchase price equal to 6.25 times the trailing

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
twelve month EBITDA of APC. The minority investor can exercise this right for a period of six months after August 7, 2009. If the minority investor fails to exercise this right within the allowable time period, the obligation of APC will expire.
          Venture Publications Inc.: On March 30, 2007, the Company purchased the publishing assets of Venture Publications, Inc. in Jackson, Mississippi, for $2.8 million plus acquisition costs of approximately $59,000. The Company may be obligated to make an additional payment of up to $600,000 provided certain revenue targets are met. The excess purchase price over tangible assets was allocated to an advertisers’ list, subscriber list, and mastheads which are being amortized over seven to thirty years. The assets included the Mississippi Business Journal, related publishing assets and an annual business trade show. These publications are a part of the Company’s Business Information segment. As of June 30, 2007, the Company had not yet completed its valuation of the other identifiable intangible assets and allocation of the purchase price.
          The following table provides further unaudited information on our preliminary purchase price allocation for the aforementioned 2007 acquisitions. The purchase price is preliminary pending completion of the final valuation of intangible assets associated with those transactions. The preliminary allocation of the purchase price is as follows (in thousands):

	Feiwell &	Venture
	Hannoy	Publications	Total
Assets acquired and liabilities assumed at their fair market values:
Property and equipment	$565	$—	$565
APC long-term service contract	15,300	—	15,300
Other finite-life intangible assets	—	1,530	1,530
Goodwill	5,044	1,329	6,373
Operating liabilities assumed	(934)	—	(934)

Cash consideration paid,. including direct expenses	$19,975	$2,859	$22,834

          Pro Forma Information: Actual results of operations of the companies acquired in 2006 and through June 30, 2007, are included in the condensed consolidated financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations information of the Company set forth below gives effect to the aforementioned acquisitions using the purchase method as if the acquisitions in each year occurred on January 1, 2006 and 2007, respectively. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year (In thousands, except per share data):

	Pro Forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues	$37,055	$28,716	$73,721	$56,923
Net Loss	(21,858)	(8,388)	(49,609)	(9,477)
Net loss per share:
Basic and diluted	$(2.34)	$(0.90)	$(5.32)	$(1.03)

Pro forma weighted average shares outstanding, basic and diluted	9,324	9,351	9,324	9,177

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
Note 5. Investments
          Investments consisted of the following at June 30, 2007 and December 31, 2006 (in thousands):

	Accounting	Percentage	June 30,	December 31,
	Method	Ownership	2007	2006
Detroit Legal News Publishing, LLC	Equity	35	$16,611	$17,165
GovDelivery, Inc.	Cost	15	900	900

			$17,511	$18,065

          The Company purchased 35% of the membership interest of Detroit Legal News Publishing, LLC (DLNP) on November 30, 2005. This investment is accounted for using the equity method. The Company recorded approximately $1.3 million, $2.2 million, $530,000 and $991,000 as its equity in the income of DLNP for the three and six months ended June 30, 2007 and 2006, respectively. The membership operating agreement provides for the Company to receive quarterly distributions based on its ownership percentage. Distributions received for the three and six months ended June 30, 2007 and 2006, were $1.4 million, $2.8 million, $1.4 million and $2.1 million, respectively. The carrying value of the Company’s 35% investment in DLNP was $16.6 million and $16.2 million at June 30, 2007 and June 30, 2006, respectively. The Company may also be obligated to pay additional consideration to the sellers of DLNP’s membership interests of up to $600,000 if DLNP’s EBITDA for the twelve months ending December 31, 2007, exceeds $8.5 million. This payment would also be accounted for as additional purchase price, and due within approximately 90 days of December 31, 2007, if the EBITDA target is achieved.
          DLNP publishes one daily and seven weekly court and commercial newspapers located in southeastern Michigan. Summarized financial information for DLNP for the three and six months ended June 30, 2007 and 2006 is as follows ( in thousands ):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	$10,019	$6,361	$19,089	$13,153
Expenses	5,179	3,873	10,611	8,043

Operating income	4,840	2,488	8,478	5,110

Net income	$4,823	$2,504	$8,465	$5,141

Company’s 35% share of net income	$1,688	$877	$2,963	$1,800
Less amortization of intangible assets	358	347	718	809

Equity in earnings of DLNP	$1,330	$530	$2,245	$991

Note 6. Goodwill and Finite-life Intangible Assets
          Goodwill: Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to acquired tangible and identified intangibles assets and assumed liabilities. Identified intangible assets represent assets that lack physical substance but can be distinguished from goodwill.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
          The following table represents the balance as of December 31, 2006 and June 30, 2007, and changes in goodwill by reporting unit for the six months ended June 30, 2007 (in thousands):

	Business	Professional
	Information	Services	Total
Balance as of December 31, 2006	$57,322	$15,368	$72,690
Feiwell & Hannoy P.C	—	5,044	5,044
Venture Publications Inc.	1,329	—	1,329

Balance as of June 30, 2007	$58,651	$20,412	$79,063

          Finite-Life Intangible Assets: The following table summarizes the components of finite-life intangible assets as of June 30, 2007 and December 31, 2006 (in thousands except amortization periods):

	Amortization	As of June 30, 2007			As of December 31, 2006
	Period	Gross	Accumulated		Gross	Accumulated
	(Years)	Amount	Amortization	Net	Amount	Amortization	Net
Mastheads and trade names	30	$11,298	$(1,213)	$10,085	$10,498	$(1,031)	$9,467
Advertising customer lists	5-11	13,441	(4,107)	9,334	12,811	(3,484)	9,327
Subscriber customer lists	7-14	7,311	(1,675)	5,636	7,211	(1,395)	5,816
Professional services customer lists	7	6,982	(2,175)	4,807	6,982	(1,676)	5,306
Noncompete agreements	5	750	(107)	643	750	(32)	718
APC long-term service contracts	15	46,300	(3,266)	43,034	31,000	(1,722)	29,278
Customer relationship	14	3,283	(153)	3,130	3,283	(38)	3,245
Sunwel contract	7	2,821	(291)	2,530	2,821	(97)	2,724
Exhibitor customer list	1	404	(202)	202	—	—	—

Total intangibles		$92,590	$(13,189)	$79,401	$75,356	$(9,475)	$65,881

          Amortization expense for finite-life intangible assets for the three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006 was approximately $1.9 million, $1.3 million, $3.7 million and $2.3 million, respectively.
          Estimated future intangible asset amortization expense as of June 30, 2007, is as follows (in thousands):

For the year ending December 31,
2007	7,443
2008	7,076
2009	7,076
2010	7,023
2011	6,965
Thereafter	43,818

Total	$79,401

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
Note 7. Long-Term Debt, Including Subsequent Events
          The following is a summary of indebtedness outstanding (in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due December 2012, replaced by new term debt subsequent to June 30, 2007	$86,050	$79,750
Senior variable-rate revolving note	4,000	—

Total senior secured debt	90,050	79,750
Unsecured note payable	3,099	—
Capital lease obligations	13	41

	93,162	79,791
Less current portion	9,812	7,031

Long-term debt, less current portion	$83,350	$72,760

          As of June 30, 2007, the Company had a syndicated senior credit agreement with U.S. Bank, NA that consisted of a variable rate term note and a variable rate revolving note. The credit facility was amended and restated on March 14, 2006, in connection with the acquisition of APC. The March 2006 amendment increased the credit facility and approved the acquisitions of APC and the Watchman Group, a group of publications based in St. Louis, Missouri. The Company purchased substantially all of the publishing assets of the Watchman Group from Happy Sac International Co. in October 2006 for $3.1 million. In connection with the March 2006 amendment and restatement of the credit facility, the term note was increased to $85.0 million, and the variable-rate, revolving line of credit was left unchanged at $15.0 million. On August 31, 2006, the credit facility was amended to approve the Feiwell & Hannoy, Tremain and Sunday Welcome acquisitions. The Company acquired the assets of Sunday Welcome, which was responsible for initiating and managing the publishing of substantially all public notices for the Company’s court and commercial newspaper in Portland, Oregon, for $3.0 million in October 2006. APC purchased the mortgage default processing services of Robert A. Tremain & Associates, a Michigan law firm, for $3.6 million, including transaction costs of $223,000, in November 2006.
          On January 8, 2007, the Company borrowed $13.0 million on the revolving line of credit to fund the acquisition of the mortgage default processing service business of Feiwell & Hannoy. At the same time, the Company issued a non-interest bearing note (discounted at 13%) with a face amount of $3.5 million to Feiwell & Hannoy in connection with this acquisition. The note was payable in two equal annual installments of $1.75 million on January 9, 2008, and 2009.
          On March 27, 2007, the credit facility was amended to increase the term loan by $10.0 million, to approve the proposed initial public offering, to permit redemption of the preferred stock and to waive the requirement to use offering proceeds to repay senior secured debt. Under the amended credit facility, the Company borrowed $10.0 million of additional term loans. Proceeds from this borrowing were used to repay the revolving line of credit.
          On August 7, 2007, the Company used $30 million of net proceeds from its initial public offering to repay a portion of the outstanding principal balance of the variable term loans outstanding under the

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
then existing credit facility. The then existing agreement provided for a term loan facility in an aggregate amount of approximately $86.1 million with a final maturity date of December 31, 2012 and a revolving credit facility in an aggregate amount of up to $15.0 million with a final maturity date of December 31, 2008.
          On August 8, 2007, the Company and its consolidated subsidiaries further amended and restated the credit facility by entering into a second amended and restated credit agreement effective August 8, 2007 for a $200.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility in an aggregate amount of up to $150 million with a final maturity date of August 8, 2012. At any time the outstanding principal balance of revolving loans under the revolving credit facility exceeds $25.0 million, such revolving loans will convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of August 8, 2014. The remaining balance of the variable term loans and outstanding revolving loans under the credit facility was converted to $50 million of term loans under the term loan facility and approximately $9.1 million of revolving loans under the revolving credit facility. The Company expects to use the remaining availability under the credit facility for working capital and other general corporate purposes.
          The senior debt is secured by a first-priority security interest in substantially all of the properties and assets of the Company and its subsidiaries, including a pledge of all of the stock of such subsidiaries except for the minority interests in APC which are held by Trott & Trott and Feiwell & Hannoy. Borrowings under the credit facility accrue interest, at the Company’s option, based on the prime rate or LIBOR plus a margin that fluctuates on the basis of the ratio of the Company’s and its consolidated subsidiaries’ total liabilities to the Company’s and its consolidated subsidiaries pro forma EBITDA. The margin on the prime rate loans may fluctuate from 0% and .5% and the margin in the LIBOR loans may fluctuate between 1.5% and 2.5%. If the Company elects to have interest accrue (i) based on the prime rate, then such interest is due an payable on the last day of each month and (ii) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that the Company elected, provided that if the applicable interest period is longer than three months, interest will be due and payable in three month intervals.
          At June 30, 2007, the weighted-average interest rate on the senior term note was 7.36%. The Company is also required to pay customary fees with respect to the credit facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of its revolving credit facility.
          The credit facility includes negative covenants, including restrictions on the Company’s and its consolidated subsidiaries’ ability to incur debt, grant liens, consummate certain acquisitions, mergers, consolidations and sales of all or substantially all of its assets and pay dividends to its stockholders. The credit facility contains customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. The credit facility also requires that, as of the last day of any fiscal quarter, the Company and its consolidated subsidiaries not permit their senior leverage ratio to be more that 4.5 to 1.00 and fixed charge coverage ratio to be less than 1.20 to 1.00.
Note 8. Common and Preferred Stock
          At June 30, 2007, the Company had authorized 2,000,000 shares of common stock and 1,000,000 shares of preferred stock (see Note 14). Of these totals, 550,000 shares of the preferred stock were designated as Series A redeemable, nonconvertible preferred stock (the Series A stock), 40,000 shares of the preferred stock were designated as Series B redeemable, nonconvertible preferred stock (the Series B stock), and 40,000 shares were designated as Series C redeemable, convertible, participating preferred

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
stock (the Series C stock). There were 9,324,000 shares of common stock, 287,000 shares of Series A stock, no shares of Series B stock and 38,132 shares of Series C stock outstanding at June 30, 2007. The balance of the preferred stock was not designated and was available for issuance by the Company. See Note 14 regarding the conversion of the Series C stock and the redemption of the Series A stock and Series B stock on August 7, 2007.
          The Company’s Series A stock ($28,700,000 at issuance) was issued in July 2003 in conjunction with the Company’s formation. The Series A stock ranks senior to the common stock. The Series A stock is nonvoting and is entitled to an accrued dividend of 6% of the original issue price per share plus accumulated unpaid dividends, compounded annually, from the date of issuance. Cumulative unpaid dividends of approximately $0.5 million, $1.0 million, $0.5 million and $1.0 million for the three and six months ended June 30, 2007 and 2006, respectively, were added to the Series A preferred stock balance on the face of the consolidated balance sheet. The Series A stock is subject to mandatory redemption at $100 per share, plus accumulated dividends on July 31, 2010.
          The Company’s Series C stock was issued in September and November 2004 in conjunction with the Lawyers Weekly acquisition and related refinancing. In connection with the issuance of the Series C stock, the Company sold each share of Series C stock for $1,000, raising approximately $38,132,000. The Series C stock ranked senior to the Series A stock and the common stock. The Series C Stock voted as if converted into common stock. The Series C stock was subject to mandatory redemption of $1,000 per share plus accumulated dividends on July 31, 2010. In addition to the mandatory redemption, each share of Series C stock was entitled to convert into (1) one share of $1,000 redemption value Series B cumulative redeemable shares, (2) approximately 5 shares of Series A stock at June 30, 2007, and (3) approximately 135 shares of common stock. The Series C stock was entitled to a cumulative dividend at an annual rate of 6% of the original issue price per share plus accumulated unpaid dividends, compounded quarterly (which was increased to 8% effective March 2006 and subsequently reduced to 6% in July 2007, as disclosed in Note 14), from the date of issuance.
          The Series C has been accounted for at fair value under SFAS No. 150 because it had a stated redemption date. In addition, although the Series C was convertible into other shares, these shares into which the Series C was convertible also had the same mandatory redemption date, except for the common shares. However on the issuance date of the Series C, the common stock portion of the conversion feature was considered to be a non-substantive feature and therefore disregarded in the mandatorily redeemable determination. The estimated fair value of the Series C was affected by the fair value of such common stock. Accordingly, the increase or decrease in the fair value of this security has been recorded as either an increase or decrease in interest expense at each reporting period. During the three and six months ended June 30, 2007 and 2006, respectively, the Company recorded the related dividend accretion for the change in fair value of this security of $25.8 million, $8.3 million, $55.2 million and $12.5 million, respectively, as interest expense. Given the absence of an active market for the Company’s common stock, the Company conducted a contemporaneous valuation analysis to help it estimate the fair value of the Company’s common stock that was used to value the conversion option for the 2006 periods. A variety of objective and subjective factors were considered to estimate the fair value of the common stock. Factors considered included contemporaneous valuation analysis using the income and market approaches, the likelihood of achieving and the timing of a liquidity event, such as an initial public offering or sale of the Company, the cash flow and EBITDA-based trading multiples of comparable companies, including the Company’s competitors and other similar publicly-traded companies, and the results of operations, market conditions, competitive position and the stock performance of these companies. In particular, the Company used the current value method to determine the estimated fair value of its securities by allocating its enterprise value among its different classes of securities. The Company considered such method more applicable than the probability weighted expected return method because of the terms of its redeemable preferred stock.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
          For the 2007 periods, the Company used the initial public offering price of $14.50 per share as the fair value of its common stock to determine the fair value of the Series C stock and to calculate the non-cash interest expense related to redeemable preferred stock. The Series C stock has been recorded on the unaudited condensed consolidated balance sheet net of unaccreted issuance costs of approximately $412,000 and $479,000 at June 30, 2007 and December 31, 2006, respectively.
Note 9. Income Taxes
          The provision of income taxes is based upon estimated annual effective tax rates in the tax jurisdications in which the Company operates. For the six months ended June 30, 2007 and 2006, the Company used an effective tax rate of 38% and 37%, respectively, based on its annual projected income in accordance with APB No. 28.
          The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $153,000 of unrecognized income tax benefits. All of the unrecognized income tax benefits, if recognized, would favorably affect its effective income tax rate in future periods. There were no significant adjustments for the unrecognized income tax benefits in the first six months of 2007.
Note 10. Major Customers and Related Parties
          APC’s only two mortgage default processing services customers, Trott & Trott and Feiwell & Hannoy, are related parties. The Company has fifteen-year service contracts with Trott & Trott and Feiwell & Hannoy, expiring in 2021 and 2022, respectively, which renew automatically for up to two successive ten year periods unless either party elects to terminate the term then in effect. Trott & Trott and Feiwell & Hannoy pay the Company monthly for the Company’s services.
          David Trott, president of APC, is also the managing attorney of Trott & Trott. The Company’s wholly-owned subsidiary, Lawyers Weekly Inc., and APC lease office space from a partnership, NW13 LLC, a majority of which is owned by David Trott. Feiwell & Hannoy owns a 4.5% membership interest in APC, and Michael J. Feiwell and Douglas J. Hannoy, employees of APC, are the sole shareholders and the principal attorneys of Feiwell & Hannoy.
Note 11. Reportable Segments
          The Company’s two reportable segments consist of its Business Information Division and its Professional Services Division. Reportable segments were determined based on the types of products sold and services performed. The Business Information Division provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information Division generates revenues from display and classified advertising, public notices, circulation (primarily consisting of subscriptions) and sales from commercial printing and database information. The Professional Services Division comprises two operating units providing support to the legal market. These are Counsel Press, LLC (Counsel Press), which provides appellate services, and American Processing Company (APC), which provides mortgage default processing services. Both of these operating units generate revenues through fee-based arrangements. In addition, certain administrative activities are reported and included under corporate.
          Information as to the operations of our two segments as presented to and reviewed by the Company’s chief operating decision maker, who is its Chief Executive Officer, is set forth below. The

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
accounting policies of each of the Company’s segments are the same. Segment assets or other balance sheet information are not presented to the Company’s chief operating decision maker. Accordingly, the Company has not presented information relating to segment assets. Furthermore, all of the Company’s revenues are generated in the United States. Unallocated corporate level expenses, which include costs related to the administrative functions performed in a centralized manner and not attributable to particular segments (e.g., executive compensation expense, accounting, human resources and information technology support), are reported in the reconciliation of the segment totals to related consolidated totals as “Corporate” items. There have been no significant intersegment transactions for the periods reported.
          These segments reflect the manner in which the Company sells its products to the marketplace and the manner in which it manages its operations and makes business decisions.
          The tables below reflect summarized financial information concerning the Company’s reportable segments for the three months and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended June 30, 2007
	Business	Professional
	Information	Services	Corporate	Total
Revenues	$21,588	$15,467	$—	$37,055
Operating expenses	15,770	9,597	2,626	27,993
Amortization and depreciation	1,098	1,544	118	2,760
Equity in earnings of DLNP, LLC	1,330	—	—	1,330

Operating income (loss)	$6,050	$4,326	$(2,744)	$7,632

	Three Months Ended June 30, 2006
	Business	Professional
	Information	Services	Corporate	Total
Revenues	$18,741	$9,163	$—	$27,904
Operating expenses	13,888	5,867	1,114	20,869
Amortization and depreciation	897	989	62	1,948
Equity in earnings of DLNP, LLC	530	—	—	530

Operating income (loss)	$4,486	$2,307	$(1,176)	$5,617

	Six Months Ended June 30, 2007
	Business	Professional
	Information	Services	Corporate	Total
Revenues	$41,068	$31,682	$—	$72,750
Operating expenses	30,631	19,284	3,850	53,765
Amortization and depreciation	2,140	2,989	230	5,359
Equity in earnings of DLNP, LLC	2,245	—	—	2,245

Operating income (loss)	$10,542	$9,409	$(4,080)	$15,871

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements

	Six Months Ended June 30, 2006
	Business	Professional
	Information	Services	Corporate	Total
Revenues	$36,655	$13,964	$—	$50,619
Operating expenses	27,512	8,956	2,183	38,651
Amortization and depreciation	1,785	1,443	152	3,380
Equity in earnings of DLNP, LLC	991	—	—	991

Operating income (loss)	$8,349	$3,565	$(2,335)	$9,579

Note 12. Share-Based Compensation
          The Company’s Board of Directors approved the adoption of the 2006 Equity Incentive Plan (the “Plan”) in October 2006 and the Company’s stockholders subsequently ratified the Plan. The Plan permits the granting of incentive stock options and nonqualified options to non-employee directors, executive officers, employees and consultants. The Plan also authorizes the granting of awards in the forms of stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, substitute award, or dividend equivalent. As of June 30, 2007, a total of 126,000 shares of Company common stock were reserved for issuance pursuant to the options granted under the Plan. These options issued under the Plan were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options vest and become exercisable over a three-year period. There were no shares available for grant under the Plan at June 30, 2007. In the event of a change in control, unless otherwise provided in an award agreement, awards shall become vested and all restrictions lapse.
          During 2006 and 2007, the Company applied SFAS 123(R), which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. SFAS No. 123(R) does not specify a preference for a type of valuation model to be used when measuring fair value of share-based payments, and the Company uses the Black-Scholes option pricing model in deriving the fair value estimates of such awards. SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on projected employee stock option exercise behavior. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to SFAS No. 123(R) may differ significantly from that recorded in the current period.
          The fair value of each option was estimated on the date of grant using the Black-Scholes model. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company used projected employee stock option exercise behaviors to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. The Company estimated a forfeiture rate based on the portion of share based payments that are expected to vest taking into consideration the senior level recipients of the awards. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income.
          Share-based compensation expense under SFAS 123(R) for the three and six months ended June 30, 2007, was approximately $11,000 and $21,000, respectively, before income taxes. The Company did not recognize any share-based compensation expense for the three and six months ended June 30, 2006 because no options were outstanding.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
          There were no options granted during the six months ended June 30, 2007. The following weighted average assumptions were used to estimate the fair value of stock options granted in the year ended December 31, 2006:

Dividend yield	0.0%
Expected volatility	55%
Risk free interest rate	4.75%
Expected life of options	7 Years
Weighted-average fair value of options granted	$1.35
          The following table represents stock option activity for the six months ended June 30, 2007:

		Weighted		Weighted
		Average	Weighted	Average
		Grant	Average	Remaining
	Number of	Fair	Exercise	Contractual
	Shares	Value	Price	Life
Outstanding options at December 31, 2006	126,000	$1.35	$2.22	9.79 Yrs.
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Outstanding options at June 30, 2007	126,000	$1.35	$2.22	9.29 Yrs.

Options exercisable at June 30, 2007	31,500	$1.35	$2.22	9.29 Yrs.

          At June 30, 2007, the aggregate intrinsic value of options outstanding was $1.5 million, and the aggregate intrinsic value of options exercisable was $387,000.
          The following table summarizes our non-vested stock option activity for the six months ended June 30, 2007:

	Number	Grant
	of	Fair
	Shares	Value
Nonvested stock options at December 31, 2006	94,500	$1.35
Granted	—	—
Canceled	—	—
Vested	—	—

Nonvested stock options at June 30, 2007	94,500	$1.35

          At June 30, 2007, there was approximately $97,000, of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 2.28 years.
Note 13. Contingencies and Commitments
          Litigation: From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. Although the outcome of these matters cannot presently be determined, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
          Employment Agreements: In June 2007, the Company entered into employment agreements that provide three executive officers with the following severance payments in the event the Company terminates such officers without cause or if the executive officer terminates the agreement for good reason: (1) the Company’s President and Chief Executive Officer is entitled to receive 12 months of base salary, a pro-rated portion of the annual bonus that would have been payable to him had he remained employed by the Company for the entire fiscal year; and medical and dental benefits for him and his covered dependents for 18 months following his termination; (2) the Company’s Executive Vice President and Chief Financial Officer is entitled to receive 12 months of base salary, a pro-rated portion of the annual bonus that would have been payable to him had he remained employed by the Company for the entire fiscal year, and medical and dental benefits for him and his covered dependents for 18 months following his termination; and (3) the Company’s Executive Vice President, Business Information is entitled to receive 12 months of base salary, a pro-rated portion of the annual bonus that would have been payable to him had he remained employed by the Company for the entire fiscal year and medical and dental benefits for him and his covered dependents for 18 months following his termination.
          In March 2006, APC entered into an employment agreement with David A. Trott, the President of APC, whereby Mr. Trott is entitled to receive (1) his base salary from the termination date through March 18, 2008, if the employment is terminated without cause prior to March 14, 2008 or (2) a severance amount of $260,000 payable over the twelve month period following a termination of the employment term after March 14, 2008. In addition, upon termination of Mr. Trott’s employment, the Company must provide him with medical insurance for 12 months following his termination date.
          Change of Control Plan. In connection with its initial public offering, the Company adopted an Executive Change of Control Plan that provides its executive officers other than Mr. Trott with certain severance benefits in the case of a qualified change of control event. Under the change of control plan, an executive officer is entitled to receive a severance payment and additional severance benefits if his or her employment is terminated by the Company or an acquiror without cause or by the employee for good reason (as such terms are defined in the plan or the applicable employment agreement for a participant) 90 days prior to or within 12 months following a change in control. A change in control is defined in the plan to mean (1) the acquisition by a third party of more than 50% of the Company’s voting shares, (2) a merger, consolidation or other reorganization if the Company’s stockholders following such transaction no longer own more than 50% of the combined voting power of the surviving organization, (3) the Company’s complete liquidation or dissolution, or (4) a sale of substantially all of the Company’s assets.
          In connection with such change of control termination, participants in the plan receive either one or two times his or her base salary plus annual target short-term incentive amounts for the year in which the termination occurs. In addition, the terminated executive officer will receive 18 months of continuing health and dental coverage on the same terms as the executive officer received such benefits during employment, and will receive outplacement services for 12 months following termination. Under the terms of the change of control plan, if any payments or benefits to which an executive officer becomes entitled are considered “excess parachute payments” under Section 280G of the Internal Revenue Code, then he or she will be entitled to an additional “gross-up” payment from us in an amount such that, after payment by the executive of all taxes, including any excise tax imposed upon the gross-up payment, he or she will retain a net amount equal to the amount he or she would have been entitled to had the excise tax not been imposed upon the payment; provided, however, that if the total payments that the executive officer is entitled to receive from the Company do not exceed 110% of the greatest amount that could be paid to the executive officer without becoming an excess parachute payment, then no “gross-up” payment will be made by the Company, and the executive officer’s payments will be reduced to the greatest amount that could be paid without causing the payments to be “excess parachute payments.”

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
Note 14. Subsequent Events
          Authorized Shares and Stock Split: In connection with its initial public offering, on August 7, 2007, the Company (i) amended and restated its certificate of incorporation to increase the number of authorized shares of common stock from 2,000,000 to 70,000,000 and preferred stock from 1,000,000 to 5,000,000 and (ii) effected a 9 for 1 stock split of the Company’s outstanding shares of common stock through a dividend of 8 shares of common stock for each share of common stock outstanding immediately prior to the consummation of the offering. Such increase in authorized shares was approved by the Company’s board of directors on June 22, 2007 and such stock split was approved by the Company’s board of directors on July 10, 2007. All references to share and per share amounts have been adjusted retroactively for all periods presented to reflect the foregoing.
          Reduction in Preferred Stock Dividend Rate: On July 10, 2007, the Company amended its certificate of designations, rights and preferences of the Series B preferred stock and Series C preferred stock to reduce the base dividend rate with respect to such shares to 6% per annum from 8% per annum, with such reduction effective as of March 14, 2006. The reduction in the dividend will be recorded in the Company’s third quarter of 2007 financial statements as a $2.8 million decrease in non-cash interest expense related to redeemable preferred stock.
          Stock-Based Compensation: On August 1, 2007, the Company issued stock options exercisable for 873,157 shares of common stock with an exercise price per share equal to the initial public offering price ($14.50) to executive officers, management employees and non-employee directors. Also, on August 1, 2007, the Company issued 193,829 restricted shares of common stock to non-executive employees. Of these restricted shares of common stock, 19,541 shares have been forfeited by the grantees because they did not return an executed restricted share agreement to the Company in the appropriate time period. These 19,541 shares are deemed to be issued but not outstanding, and are held in treasury.
          Initial Public Offering, Conversion and Redemption: On August 7, 2007, the Company completed its initial public offering of 10,500,000 shares of common stock at a price of $14.50 per share, raising approximately $141.6 million, which is net of the underwriters’ discount of $13.7 million. In connection with the initial public offering, all outstanding shares of Series C stock (including all accrued and unpaid dividends) converted into shares of Series A stock, Series B stock and an aggregate of 5,093,155 shares of common stock. The Company used $101.1 million of the net proceeds to redeem all of the outstanding shares of Series A stock (including all accrued and unpaid dividends) and Series B stock (including shares issued upon conversion of the Series C stock). In addition, the Company used a portion of the net proceeds to pay down $30.0 million on the senior term credit facility, reducing its balance to $56.1 million.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
          The following table presents unaudited pro forma condensed consolidated balance sheet information as of June 30, 2007 showing the effect of the offering, the redemption of the preferred stock and the $30.0 million repayment of outstanding indebtedness under the Company’s bank credit facility (in thousands):

		Offering
	Historical	Adjustments	Pro Forma
Total current assets	$21,789	$7,609	$29,398

Total assets	213,305	7,609	220,914

Total current liabilities	33,651	—	33,651

Long-term debt	83,350	(30,000)	53,350
Other liabilities	5,866	—	5,866
Series C mandatorily redeemable, convertible participating preferred stock	128,593	(128,593)	—
Series B mandatorily redeemable, nonconvertible preferred stock	—	—	—
Series A mandatorily redeemable, nonconvertible preferred stock	36,062	(36,062)	—

Total liabilities	287,522	(194,655)	92,867

Total stockholders’ equity	(78,498)	202,764	124,266

Total liabilities and stockholders’ equity	$213,305	$7,609	$220,914

          By using approximately $101.1 million of its net proceeds to redeem all of its preferred stock, the Company’s pro forma non-cash interest savings for the three and six months ended June 30, 2007, would have been $26.3 million and $56.3 million, respectively. The pro forma interest savings from the Company using $30.0 million of its net proceeds from the offering for repayment of outstanding indebtedness under its bank credit facility for the three and six months ended June 30, 2007, would have been approximately $511,000 and $1.1 million respectively.
          Credit Agreement: On August 8, 2007, the Company and its consolidated subsidiaries entered into a second amended and restated credit agreement, effective August 8, 2007 with a syndicate of bank lenders. See Note 7 for a further description of the further amended and restated credit facility.

DOLAN MEDIA COMPANY
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
          The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. We have based these forward-looking statements on our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include:
•	our Business Information Division depends on the economies and the demographics of the legal, financial and real estate sectors in the markets we serve;

•	a decrease in paid subscriptions to our print publications, which occurred between June 2006 and 2007, primarily due to the termination of discounted subscription programs, could adversely affect our circulation revenues to the extent we are not able to continue increasing our subscription rates and our advertising and display revenues to the extent advertisers begin placing fewer advertisements with us due to decreased readership;

•	APC’s business revenues are very concentrated, as APC currently provides mortgage default processing services to only two customers, Trott & Trott and Feiwell & Hannoy;

•	the key attorneys at each of APC’s two law firm customers are employed by, and hold an indirect equity interest in, APC, and therefore may, in certain circumstances, have interests that differ from or conflict with our interests;

•	we are dependent on our senior management team, especially James P. Dolan, our founder, Chairman, President and Chief Executive Officer; and

•	growing our business may place a strain on our management and internal systems, processes and controls.
See “Risk Factors” in our prospectus filed on August 2, 2007 with the SEC pursuant to Section 424(b) of the Securities Act of 1933 for a description of these and other risks, uncertainties and factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.
          You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Overview
          We are a leading provider of necessary business information and professional services to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating segments: our Business Information Division and our Professional Services Division. Our Business Information Division currently publishes 60 print publications consisting of 14 paid daily publications, 29 paid non-daily publications and 17 non-paid non-daily publications. In addition, we provide business information electronically through our 42 on-line publication web sites, our 11 non-publication web sites and our email notification systems. Our Professional Services Division comprises two operating units, APC, which provides mortgage default processing services to two law firms, one in Michigan and one in Indiana, and Counsel Press, which provides appellate services to law firms and attorneys nationwide.
Recent Developments
          On August 7, 2007, we completed our initial public offering of 10,500,000 shares of common stock at a price of $14.50 per share. We received approximately $138.1 million of net proceeds from the offering, after deducting the underwriters’ discount of $13.7 million and estimated offering expenses of $3.5 million payable by us. In connection with our initial public offering, all outstanding shares of our series C preferred stock, including all accrued and unpaid dividends, converted into shares of series A preferred stock, series B preferred stock and an aggregate of 5,093,155 shares of common stock. We used $101.1 million of the net proceeds to redeem all of the outstanding shares of series A preferred stock, including all accrued and unpaid dividends, and series B preferred stock, including shares issued upon conversion of the series C preferred stock. Upon the consummation of this conversion and redemption on August 7, 2007, no shares of our preferred stock remain outstanding.
          Prior to August 7, 2007, when shares of our series C preferred stock were outstanding, we recorded non-cash interest expense related to mandatorily redeemable preferred stock. Prior to the offering, the valuation of our common stock had a material effect on our operating results because we accounted for our series C preferred stock, a mandatorily redeemable preferred stock that was convertible into shares of common stock, at fair value. Accordingly, we recorded the increase or decrease in the fair value of our redeemable preferred stock as either an increase or decrease in interest expense at each reporting period. During the three and six months ended June 30, 2007 and 2006, we recorded the related dividend accretion for the change in fair value of this security of $25.8 million, $8.3 million, $55.2 million and $12.5 million, respectively, as interest expense. Because all shares of series C preferred stock were redeemed by us on August 7, 2007, we will no longer be required to record any non-cash interest expense related to mandatorily redeemable preferred stock for periods after such date.
          In connection with our initial public offering on August 7, 2007, we also (1) amended and restated our certificate of incorporation to increase the number of authorized shares of common stock from 2,000,000 to 70,000,000 and preferred stock from 1,000,000 to 5,000,000 and (2) effected a 9 for 1 stock split of our outstanding shares of common stock through a dividend of 8 shares of common stock for each share of common stock outstanding immediately prior to the consummation of the offering. All share and per share numbers in this report reflect this stock split.
          In connection with our initial public offering, we adopted the Dolan Media Company 2007 Incentive Compensation Plan. On August 1, 2007, pursuant to such incentive compensation plan, we issued (1) stock options exercisable for 873,157 shares of common stock with an exercise price per share equal to the initial public offering price of $14.50 to executive officers, management employees and non-employee directors and (2) 193,829 restricted shares of common stock to non-executive employees. Of these restricted shares of common stock, 19,541 shares have been forfeited by the grantees because they did not return an executed restricted share agreement to us in the appropriate time period. These 19,541 shares are deemed to be issued but not outstanding, and are held in treasury.

Recent Acquisitions
          We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions. We consummated the following acquisitions in 2006 and 2007:
          On March 14, 2006, we formed our mortgage default processing unit and therefore expanded our Professional Services Division by acquiring 81.0% of the membership interests of APC from the law firm of Trott & Trott for $40 million in cash and 450,000 shares of our common stock. APC provides mortgage default processing services in Michigan for Trott & Trott and in Indiana for Feiwell & Hannoy as further discussed below.
          On October 31, 2006, we purchased substantially all of the publishing assets of Happy Sac International Co. (the Watchman Group in St. Louis, Missouri) for approximately $3.1 million in cash. The assets included court and commercial newspapers in and around the St. Louis metropolitan area.
          On November 10, 2006, APC purchased the mortgage default processing service business of Robert A. Tremain and Associates, a Michigan law firm, for $3.6 million in cash. In connection with this acquisition, Trott & Trott purchased the law firm business of Robert A. Tremain.
          On January 9, 2007, APC entered the Indiana market by acquiring the mortgage default processing service business of the law firm of Feiwell & Hannoy for $13.0 million in cash, a $3.5 million promissory note payable in two equal annual installments of $1.75 million beginning January 9, 2008, with no interest accruing on the note, and a 4.5% membership interest in APC. Under the terms of the asset purchase agreement with Feiwell & Hannoy, we were required to guarantee APC’s obligations under the note payable to Feiwell & Hannoy. In connection with this guarantee, Trott & Trott, as the holder of 19.0% of the membership interests of APC, executed a reimbursement agreement with us, whereby Trott & Trott agreed to reimburse us for 19.0% of any amounts we are required to pay to Feiwell & Hannoy pursuant to our guarantee of the note. As a result of the acquisition, we currently own 77.4% of APC, Trott & Trott owns 18.1% of APC and Feiwell & Hannoy owns 4.5% of APC. Under the terms of APC’s amended and restated operating agreement, Trott & Trott and Feiwell & Hannoy have the right, for a period of six months following August 7, 2009, the second anniversary of the consummation of our initial public offering, to require APC to repurchase all or any portion of the APC membership interests held by Trott & Trott and Feiwell & Hannoy at a purchase price based on 6.25 times APC’s trailing twelve month earnings before interest, taxes, depreciation and amortization. The aggregate purchase price would be payable by APC in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.
          On March 30, 2007, we acquired the business information assets of Venture Publications, Inc., consisting primarily of several publications serving Mississippi and an annual business trade show, for $2.8 million in cash. Up to $0.6 million in additional cash purchase price may be payable based on the amount of revenues we derive from the acquired business during the one-year period following the closing of the acquisition.
          We have accounted for each of the acquisitions described above under the purchase method of accounting. The results of the acquired businesses of APC, Tremain and Feiwell & Hannoy have been included in the Professional Services segment, and the results of the acquired business of the Watchman Group and Venture Publications have been included in the Business Information segment, in our unaudited condensed consolidated financial statements since the date of such acquisition.

Revenues
          We derive revenues from two operating segments, our Business Information Division and our Professional Services Division. In the three and six months ended June 30, 2007, our total revenues were $37.1 million and $72.8 million, respectively, and the percentage of our total revenues attributed to each of our segments was as follows:
•	58.3% and 56.4%, respectively, from our Business Information Division; and

•	41.7% and 43.6%, respectively, from our Professional Services Division.
     Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. Our display and classified advertising revenues accounted for 26.3% and 23.7% of our total revenues and 45.1% and 42.1% of our Business Information Division’s revenues for the three and six months ended June 30, 2007, respectively. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published.
     We publish 286 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 20.9% and 21.0% of our total revenues and 35.8% and 37.2% of our Business Information Division’s revenues for the three and six months ended June 30, 2007, respectively. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which are affected by the number of residential mortgage foreclosures in the 12 markets where we publish public notices because of the high volume of foreclosure notices we publish in our court and commercial newspapers. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
     We sell our business information products primarily through subscriptions. For the three and six months ended June 30, 2007, our circulation revenues, which consist of subscriptions and single-copy sales, accounted for 9.1% and 9.6%, respectively, of our total revenues and 15.5% and 17.0%, respectively, of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period in 2006 being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation revenues are driven by the number of copies sold and the subscription rates charged to customers. Our other business information revenues, comprising sales from commercial printing and database information, accounted for 2.1% and 2.1% of our total revenues and 3.5% and 3.7% of our Business Information Division’s revenues for the three and six months ended June 30, 2007, respectively. We recognize our other business information revenues upon delivery of the printed or electronic product to our customers.
     Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing and appellate services through fee-based arrangements. Through APC, we assist law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation case files for residential mortgages that are in default. We currently provide these services for Trott & Trott, a Michigan law firm of which David A. Trott, APC’s President, is majority shareholder and managing attorney, and Feiwell & Hannoy, an Indiana law firm of which the two shareholders and principal attorneys are employees of APC. For the three and six months ended June 30, 2007, we serviced approximately 29,700 and 59,700 mortgage default case files, respectively, and our mortgage default processing service revenues accounted for 32.5% and 33.2% of our total revenues and 77.8% and

76.3% of our Professional Services Division’s revenues. We recognize mortgage default processing service revenues on a ratable basis over the period during which the services are provided, which is generally 35 to 60 days for Trott & Trott and 55 to 270 days for Feiwell & Hannoy. We consolidate the operations, including revenues, of APC and record a minority interest adjustment for the percentage of earnings that we do not own. See “— Minority Interests in Net Income of Subsidiary” for a description of the impact of the minority interests in APC on our operating results. We bill Trott & Trott for services performed and record amounts billed for services not yet performed as deferred revenue. We bill Feiwell & Hannoy in two installments and record amounts for services performed but not yet billed as unbilled services and amounts billed for services not yet performed as deferred revenue.
     We have entered into long-term services agreements with Trott & Trott and Feiwell & Hannoy that each provide for the exclusive referral of files from the law firm to APC for servicing, unless Trott & Trott is otherwise directed by its clients. These agreements have initial terms of fifteen years, which terms may be automatically extended for up to two successive ten year periods. Under each services agreement, we are paid a fixed fee for each residential mortgage default file referred by the law firm to us for servicing, with the amount of such fixed fee being based upon the type of file and, in the case of the Trott & Trott agreement, the annual volume of these files. We receive this fixed fee upon referral of a foreclosure case file, which consists of any mortgage default case file referred to us, regardless of whether the case actually proceeds to foreclosure. If such file leads to a bankruptcy, eviction or litigation proceeding, we are entitled to an additional fixed fee in connection with handling a file for such proceedings. APC’s revenues are primarily driven by the number of residential mortgage defaults in Michigan and Indiana, as well as how many of the files we handle that actually result in evictions, bankruptcies and/or litigation. Our agreement with Trott & Trott contemplates the review and possible revision of the fees received by APC on or before January 1, 2008, and each second anniversary after that. Under the Feiwell & Hannoy agreement, the fixed fee per file increases on an annual basis through 2012 to account for inflation as measured by the consumer price index. In each year after 2012, APC and Feiwell & Hannoy have agreed to review and possibly revise the fee schedule. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected.
     Through Counsel Press, we assist law firms and attorneys throughout the United States in organizing, printing and filing appellate briefs, records and appendices that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal circuit courts and any state appellate court or appellate division. For the three and six months ended June 30, 2007, our appellate service revenues accounted for 9.3% and 10.3% of our total revenues and 22.2% and 23.7% of our Professional Services Division’s revenues, respectively. Counsel Press charges its customers on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appeals we file. These revenues tend to be lower in the second quarter of each year because there are typically fewer appellate filings during such quarter. For the three and six months ended June 30, 2007, we provided appellate services to attorneys in connection with approximately 2,200 and 4,400 appellate filings, respectively, in federal and state courts. We recognize appellate service revenues as the services are provided.
Operating Expenses
     Our operating expenses consist of the following:
•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for our editorial personnel within our Business Information Division and the processing staff at APC and Counsel Press, and production and distribution expenses, such as compensation and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and the cost of delivery of our business information products;
•	Selling, general and administrative expenses, which consist primarily of the cost of compensation and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales- and marketing-related expenses and other office-related payments;

•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from one to 30 years; and

•	Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from one to 30 years.
Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may shift between fiscal periods.
Equity in Earnings of Detroit Legal News Publishing
     In November 2005, we acquired 35.0% of the membership interests in DLNP, the publisher of Detroit Legal News and seven other publications, for $16.8 million. We account for our investment in DLNP using the equity method. Our percentage share of DLNP’s earnings was $1.3 million and $2.2 million, net of amortization of $358,000 and $718,000, for the three and six months ended June 30, 2007, respectively, which we recognized as operating income. APC handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
     Under the terms of the amended and restated operating agreement for DLNP, on a date that is within 60 days prior to November 30, 2011, and each November 30th after that, each member of DLNP has the right, but not the obligation, to deliver a notice to the other members, declaring the value of all of the membership interests of DLNP. Upon receipt of this notice, each other member has up to 60 days to elect to either purchase his, her or its pro rata share of the initiating member’s membership interests or sell to the initiating member a pro rata portion of the membership interest of DLNP owned by the non-initiating member. Depending on the election of the other members, the member that delivered the initial notice of value to the other members will be required to either sell his or her membership interests, or purchase the membership interests of other members. The purchase price payable for the membership interests of DLNP will be based on the value set forth in the initial notice delivered by the initiating member.
Minority Interest in Net Income of Subsidiary
          Minority interest in net income of subsidiary consisted of the 19.0% membership interest in APC held by Trott & Trott as of December 31, 2006, and the 18.1% and 4.5% membership interest in APC held by Trott & Trott and Feiwell & Hannoy, respectively, as of June 30, 2007. We acquired 81.0% of APC on March 14, 2006. In January 2007, APC sold 4.5% membership interest in APC to Feiwell & Hannoy, leaving us and Trott & Trott with 77.4% and 18.1%, respectively, of the aggregate membership interests in APC. Under the terms of the APC operating agreement, each month we are required to distribute APC’s earnings before interest, taxes, depreciation and amortization less debt service with respect to any indebtedness of APC, capital expenditures and working capital needs to APC’s members on the basis of common equity interest owned. We have paid distributions to Trott & Trott of $1.8 million in 2006 and $919,000 in the first six months of 2007. For the six months ended June 30, 2007, we have also paid distributions of $183,000 to Feiwell & Hannoy. There was not a corresponding distribution in 2006 because Feiwell & Hannoy did not own its membership interests in APC until January 2007.
Critical Accounting Policies
          We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
          We continually evaluate the policies and estimates we use to prepare our consolidated financial statements. In general, management’s estimates and assumptions are based on historical experience, information provided by third-party professionals and assumptions that management believes to be reasonable under the facts and circumstances at the time these estimates and assumptions are made. Because of the uncertainty inherent in these matters, actual results could differ significantly from the estimates, assumptions and judgments we use in applying these critical accounting policies.
          We believe the critical accounting policies that require the most significant estimates, assumptions and judgments to be used in the preparation of our consolidated financial statements are purchase accounting, valuation of our equity securities of privately-held companies, impairment of goodwill, other intangible assets and other long-lived assets, share-based compensation expense, income tax accounting and allowances for doubtful accounts.
Purchase Accounting
          We have acquired a number of businesses during the last several years, and we expect to acquire additional businesses in the future. Under SFAS No. 141, Business Combinations, we are required to account for business combinations using the purchase method of accounting. The purchase method requires us to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. The cost of the acquisition is allocated to the acquired assets and assumed liabilities in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable, finite-lived intangible assets, such as mastheads and trade names and advertising, subscriber and other customer lists, are amortized on a straight-line basis over the intangible asset’s estimated useful life. The estimated useful life of amortizable identifiable intangible assets ranges from one to 30 years. Goodwill is not amortized. Accordingly, the accounting for acquisitions has had, and will continue to have, a significant impact on our operating results.
Valuation of Our Company Equity Securities
          The valuation of our common stock has had a material effect on our operating results because we account for our mandatorily redeemable preferred stock at fair value. Accordingly, we record the increase or decrease in the fair value of our redeemable preferred stock as either an increase or decrease in interest expense at each reporting period. During the three and six months ended June 30, 2007 and 2006, we recorded non-cash interest expense of $26.3 million, $56.3 million, $8.8 million and $13.5 million, respectively. Determining the fair value of our redeemable preferred stock requires us to value two components: (1) the fixed redeemable portion and (2) the common stock conversion portion.
          We determine the fair value of the fixed portion by calculating the present value of the amount that is mandatorily redeemable, including accreted dividends, on July 31, 2010 as of each balance sheet date. For June 30, 2006, we used a discount fate of 13.0% to calculate such present value based on a weighted average cost of capital analysis. The portion of the non-cash interest expense related to the fixed portion was $1.5 million and $4.0 million for the three months and six months ended June 30, 2006, respectively.
          The estimated fair value of our common stock per share was $2.22 at June 30, 2006. Given the absence of an active market for our common stock because we were a private company until August 2007, we engaged an independent third-party valuation firm to help us estimate the fair value of our common stock that was used to value the conversion portion of our redeemable preferred stock beginning with the September 30, 2006 valuation. For the valuations prior to that date, we used internally prepared contemporaneous valuations. For the June 30, 2006 valuation, a variety of objective and subjective factors were considered to estimate the fair value of our common stock, including a contemporaneous valuation analysis using the income and market approaches, the likelihood of achieving and the timing of a liquidity event, such as an initial public offering or sale of the company, the cash flow and EBITDA-based trading multiples of comparable companies, including our competitors and other similar publicly-traded companies, and the results of operations, market conditions, competitive position and the stock performance of these companies. In particular, we used the current value method to determine the estimated fair value of our securities by allocating our enterprise value among our different classes of securities. We also considered using the probability weighted expected return method, or PWER method, which is described in the AICPA Audit and Accounting Practice Aid, Valuation of Privately-Held Securities, in connection with such valuation. We ultimately decided that the use of the PWER method was not a more appropriate method in the valuation of our equity securities, primarily because of the terms of our preferred stock.
          In preparing a discounted cash flow analysis (income approach) as of June 2006, we made the following significant assumptions:
•	a long-term revenue growth of 3.5%

•	EBITDA would grow by 7% in 2006 – 2012 and 5% thereafter and expected EBITDA margins would range from 23 – 26%

•	capital expenditures of approximately 2% of revenues

•	a discount rate, based on our estimated capital structure and the cost of our equity and debt, of 13%

•	a terminal multiple, based on our anticipated growth prospects and private and public market valuations of comparable companies, of 7.1

•	a non-marketability discount of 15%

•	cost growth assumptions (we assumed direct operating expenses and selling, general and administrative expenses would grow 3% per year)
          In our valuations, our growth assumptions are based on historical trends and then current beliefs regarding our market. A significant factor that contributed to the increase in the fair value of our common stock that our near-term forecast was increased due to the fact that our revenues from our Business Information Division and Professional Services Division, as well as our equity in earnings of DLNP, exceeded expectations. Business Information Division revenues exceeded expectations primarily because of strong public notice volume related to foreclosure actions. Professional Services Division revenues exceeded expectations primarily because of strong foreclosure volume of mortgage default case files that we serviced for our law firm customer in Michigan. We expected the volume of mortgage default case files that we service to remain strong in Michigan given the foreclosure trends in that state. Equity in earnings of DLNP also exceeded expectations primarily because of strong public notice volume in Michigan related to foreclosure actions. We expected the volume of public notices related to foreclosure activity to continue given the foreclosure trends in the residential mortgage industry in the states in which our court and commercial newspapers and DLNP publish public notices.

          We equally weighted the income and market approach for the June 2006 valuation. Changes in these assumptions could cause our estimates to vary widely, which could materially impact our historical results of operations. The changes in value attributable to the common stock conversion were $4.0 million and $5.7 million in the three and six months ended June 30, 2006, respectively.
          We used the initial public offering price of $14.50 per share as the fair value of our common stock to determine the fair value of our series C preferred stock and calculate the non-cash interest expense related to redeemable preferred stock for the three and six months ended June 30, 2007 and will similarly use such initial offering price for the three and nine months ended September 30, 2007. The common stock conversion option in our series C preferred stock terminated upon, and thus will have no further effect on our future operating results for periods after, the consummation of our public offering on August 7, 2007 because all of our series C preferred stock converted into 195,878 shares of series A preferred stock, 38,132 shares of series B preferred stock and 5,093,155 shares of common stock at that time. In connection with the consummation of the public offering, we exercised our call right and redeemed 100% of the series B and series A preferred stock, including accrued dividends. The cash redemption price for the series B preferred stock and the series A preferred stock that were issued upon conversion of the series C preferred stock was approximately $64.8 million. The difference between the cash redemption price and the fair value of the series C preferred stock was attributable to the value of the 5,093,155 shares of our common stock into which the series C preferred stock converted. Upon consummation of the offering, we reclassified this difference as additional-paid-in-capital.
Goodwill, Other Intangible Assets and Other Long-Lived Assets
          Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to acquired assets and assumed liabilities. Intangible assets represent assets that lack physical substance but can be distinguished from goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill allocated to each of our reporting units (our Business Information Division and Professional Services Division) and other intangible assets for impairment on an annual basis and between annual tests if circumstances, such as loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition or other unforeseen developments, indicate that a possible impairment may exist. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we test all other long-lived assets, such as fixed assets, for impairment if circumstances indicate that a possible impairment exists. Impairment in value exists when the carrying amount of goodwill, other intangible assets and other long-lived assets are not recoverable because it exceeds such asset’s implied fair value, with the excess recorded as a charge to earnings. If we determine that an impairment in value has occurred, the carrying value of the asset is reduced to its fair value. An impairment test involves considerable management judgment and estimates regarding future cash flows and operating results. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge, and such a charge could have a material effect on our consolidated financial statements because of the significance of goodwill, other intangible assets and other long-lived assets to our consolidated balance sheet.
          We determine the estimated useful lives and related amortization expense for our intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense. If the unamortized balance were deemed to be unrecoverable, we would recognize an impairment charge to the extent necessary to reduce the unamortized balance to the amount of expected future discounted cash flows, with the amount of such impairment charged to operations in the current period. We estimate useful lives of our intangible assets by reference to current and projected dynamics in the business information and mortgage default processing service industries and anticipated competitor actions. The amount of net loss for the six months ended June 30, 2007 would have been approximately $0.4 million lower if the actual useful lives of our finite-lived intangible assets were 10%

longer than the estimates and approximately $0.5 million higher if the actual useful lives of our finite-lived intangible assets were 10% shorter than the estimates.
Share-Based Compensation Expense
          During 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment concurrently with the approval and adoption of our 2006 Equity Incentive Plan. The plan was amended and restated in 2007 and renamed the Dolan Media Company 2007 Incentive Compensation Plan. This plan has reserved for issuance 2,700,000 shares of common stock and provides for awards in the form of stock options, restricted stock, stock appreciation rights, restricted stock units, deferred shares, performance units and other stock-based awards. SFAS No. 123(R) requires that all share-based payments to employees and non-employee directors, including grants of stock options and shares of restricted stock, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued. We will estimate the fair value of share-based awards that contain performance conditions using the Black-Scholes option pricing model at the grant date, with compensation expense recognized as the requisite service is rendered. We will estimate the fair value of share-based awards that contain market conditions using a lattice model. This lattice model will take into account the effect of the market conditions on the fair value at the time of grant. We will recognize compensation expense over the requisite service period, regardless of whether the market conditions are satisfied. We will need to exercise considerable judgment to estimate the number of awards that will ultimately be earned based on the expected satisfaction of associated performance or market conditions.
          Prior to June 30, 2006, we made only a limited number of equity awards, consisting of stock options granted in October 2006 that are exercisable for 126,000 shares of common stock at an exercise price of $2.22 per share, under our incentive compensation plan. Share-based compensation expense that we recognized for these grants is reflected in our selling, general and administrative expenses for the three and six months ended June 30, 2007. On August 1, 2007, we granted stock options exercisable for 873,157 shares of common stock at an exercise price equal to $14.50, the initial public offering price, as well as 193,829 restricted shares of our common stock, which were issued to our executive officers, employees and non-employee directors on such date. In the future, we intend to grant additional equity awards to such persons. Therefore, we expect to record increased share-based compensation expense in the future, which expense for future equity awards will be reflected in our selling, general and administrative expenses and/or direct operating expenses for future periods, depending on to whom we grant an award. The actual amount of share-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares and vesting period of equity awards, the fair value of our common stock at the time of issuance, the expected volatility of our stock price over time and the estimated forfeiture rate. Accordingly, we expect that the estimates, assumptions and judgments required to account for share-based compensation expense under SFAS No. 123(R) will have increased significance after the consummation of this offering.
          In accordance with SFAS No. 123(R), we have used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the stock option awards that we issued on October 11, 2006 (which represent the only equity awards we made prior to June 30, 2007) and the option awards we made on August 1, 2007 because such awards contained only service conditions for the grantees. Our determination of the fair value of these stock option awards was affected by the estimated fair value of our common stock on the date of grant, which for the previously granted stock options was based on a third-party appraisal provided to us as of September 30, 2006, in connection with determining the fair value of the common stock conversion feature of our mandatorily redeemable preferred stock and for the grants we made on August 1, 2007 is based on the initial public offering price of $14.50, as well as assumptions regarding a number of highly complex and subjective variables that are discussed below. In connection with our Black-Scholes option pricing model, we calculated the expected term of stock option awards using the “simplified method” as defined by SAB 107 because we lack historical data and are unable to make reasonable expectations regarding the future. SFAS No. 123(R) requires companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We also made assumptions with respect to expected stock price volatility based on the average historical volatility of a select peer group of similar companies. In addition, we chose to use the risk free interest rate for the U.S. Treasury zero coupon yield curve in effect at the time of grant for a bond with a maturity similar to the expected life of the options.
          In specific, the following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the fair value of the 126,000 stock options that we issued on October 11, 2006:

Dividend yield	0.0%

Expected volatility	55%

Risk free interest rate	4.75%

Expected life of options	7 years

Weighted average fair value of options granted	$1.35
All options granted on October 11, 2006 were incentive stock options, one-fourth of which vested on the grant date and the remaining three-fourths of which will vest in three equal annual installments commencing on the first anniversary of the grant date. These options will terminate seven years after the grant date.
          In addition, the following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the fair value of the 873,157 stock options we granted on August 1, 2007:

Dividend yield	0.0%

Expected volatility	28%

Risk free interest rate	4.90%

Expected life of options	4.75 years

Weighted-average fair value of options granted	$4.82
All options granted on August 1, 2007 were non-qualified options that vest in four equal annual installments commencing on the first anniversary of the grant date and will terminate seven years after the grant date.
     Our share-based compensation expense for the options granted on October 11, 2006 under SFAS 123(R) for the three and six months ended June 30, 2007 was approximately $11,000 and $21,000, respectively, before income taxes. We expect to incur an additional $462,000 of share-based compensation expense for the remainder of 2007 in connection with these stock options and the stock options granted on August 1, 2007. As of June 30, 2007, our estimated aggregate unrecognized share-based compensation expense for these stock options that are unvested is $4.3 million, which we expect to recognize over a weighted-average period of approximately 3.97 years.
     Our equity incentive plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. We expect that the shares of nonvested restricted stock that we grant to participants in future periods will be subject to performance or market conditions that may affect the number of shares of nonvested restricted stock that will ultimately vest at the end of the requisite service period. The share-based expense for restricted stock awards is determined based on the market price of our stock on the date of grant applied to the total number of shares that are anticipated to fully vest. Compensation expense is amortized over the vesting period. We issued 193,829 restricted shares of common stock on August 1, 2007. Of these shares of restricted stock, 19,541 shares have been forfeited by the grantees because they did not return an executed restricted share agreement to us in the appropriate time period. These 19,541 shares are deemed to be issued but not outstanding, and are held in treasury. The restricted shares that have been issued to non-executive management employees will vest in four equal annual installments commencing on the first anniversary of the grant date and the restricted shares issued to non-management employees will vest in five equal installments commencing on the date the initial public offering was consummated and each of the first four anniversaries of the grant date. We have assumed that the market price of our common stock on the date of grant of these restricted shares is the initial public offering price of $14.50. In connection with these restricted shares of common stock that we granted on August 1, 2007, we expect to incur approximately $503,000 of share-based compensation expense for the remainder of 2007. As of June 30, 2007, our estimated aggregate unrecognized share-based compensation expense for these restricted shares of common stock is $2.5 million, which we expect to recognize over a weighted-average period of 4 years.
          We will also record share-based compensation expenses in the future under the terms of our employee stock purchase plan that we plan to commence in 2008 because our eligible employees that participate in the plan will have three-month options to purchase our common stock through payroll deductions at a price equal to 85% of the lower of (1) our stock price on the date the option is granted and (2) our stock price on the date the option expires.
Income Taxes
          We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes . Under SFAS No. 109, income taxes are recognized for the following: (1) amount of taxes payable for the current year and (2) deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
          We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. The completion of these audits could result in an increase to amounts previously paid to the taxing jurisdictions. We do not expect the completion of these audits to have a material effect on our consolidated financial statements.
Accounts Receivable Allowances
          We extend credit to our advertisers, public notice publishers and professional service customers based upon an evaluation of each customer’s financial condition, and collateral is generally not required. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. We believe that no significant concentration of credit risk exists with respect to our Business Information Division. We had a significant concentration of credit risk with respect to our Professional Services Division as of June 30, 2007, because the amount due from Trott & Trott was $3.1 million, or 17.3% of our consolidated accounts receivable balance, and the amount due from Feiwell & Hannoy was $1.5 million, or 8.2% of our consolidated accounts receivable balance. However, to date, we have not experienced any problems with respect to collecting prompt payment from Trott & Trott or from Feiwell

& Hannoy, each of which are required to remit all amounts due to APC with respect to files serviced by APC in accordance with the time periods set forth in the applicable services agreement.
          We consider accounting for our allowance for doubtful accounts critical to both of our operating segments because of the significance of accounts receivable to our current assets and operating cash flows. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material effect on our financial statements. See “Liquidity and Capital Resources” below for information regarding our receivables, allowance for doubtful accounts and day sales outstanding.
New Accounting Pronouncements
          On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. We are currently evaluating the potential impact of adopting this standard.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.
Recently Adopted Accounting Pronouncement
          We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had $153,000 of unrecognized income tax benefits. All of the unrecognized income tax benefits, if recognized, would favorably affect our effective income tax rate in future periods. There were no material adjustments for the unrecognized income tax benefits in the first quarter of 2007.
          We are subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Currently, no federal or state jurisdiction is examining our income tax returns. We have used net operating losses from tax years ended 2000 through 2006. As a result, our federal income tax returns for those tax years are open to examination for an additional three year period, beginning with the tax year immediately following the tax year in which we fully used the net operating loss from such prior tax year. In states where our operations have generated net operating losses, our state returns will be open for examination for a similar three year period.
          We continue to recognize interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, we had $36,000 of accrued interest related to uncertain tax positions.
          We do not anticipate any significant increases or decreases in unrecognized income tax benefits within twelve months of adoption of FIN 48. Immaterial amounts of interest expense will continue to accrue.

Non-GAAP Financial Measures
A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use adjusted EBITDA, a non-GAAP financial measure, as set forth below.
Adjusted EBITDA
The adjusted EBITDA measure presented consists of income (loss) from continuing operations before:
•	non-cash interest expense related to redeemable preferred stock;

•	net interest expense;

•	income tax expense;

•	depreciation and amortization;

•	non-cash compensation expense; and

•	minority interest in net income of subsidiary;
and after:
•	minority interest distributions paid.
Management’s Use of Adjusted EBITDA
     We are providing adjusted EBITDA, a non-GAAP financial measure, along with GAAP measures, as a measure of profitability because adjusted EBITDA helps us evaluate and compare our performance on a consistent basis for different periods of time. We believe this non-GAAP measure, as we have defined it, helps us evaluate and compare our performance on a consistent basis for different periods of time by removing from our operating results the impact of the non-cash interest expense arising from the common stock conversion option in our series C preferred stock (which will have no impact on our financial performance for periods after August 7, 2007, the date we consummated our initial public offering, due to the redemption or conversion of all of our outstanding shares of preferred stock), as well as the impact of our net cash or borrowing position, operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization, which impact has been significant and fluctuated from time to time due to the variety of acquisitions that we have completed since our inception. Similarly, our presentation of adjusted EBITDA also excludes non-cash compensation expense because this is a non-cash charge for stock options that we have granted. We exclude this non-cash expense from adjusted EBITDA because we believe any amount we are required to record as share-based compensation expense contains subjective assumptions over which our management has no control, such as share price and volatility.
     We also adjust EBITDA for minority interest in net income of subsidiary and cash distributions paid to minority members of APC because we believe this provides more timely and relevant information with respect to our financial performance. We exclude amounts with respect to minority interest in net income of subsidiary because this is a non-cash adjustment that does not reflect amounts actually paid to APC’s minority members because (1) distributions for any month are actually paid by APC in the following month and (2) it does not include adjustments for APC’s debt or capital expenditures, which are both included in the calculation of amounts actually paid to APC’s minority members. We instead include the amount of these cash distributions in adjusted EBITDA because they include these adjustments and reflect amounts actually paid by APC, thus allowing for a more accurate determination of our performance and ongoing obligations.

     We believe that adjusted EBITDA is meaningful information about our business operations that investors should consider along with our GAAP financial information. We use adjusted EBITDA for planning purposes, including the preparation of internal annual operating budgets, and to measure our operating performance and the effectiveness of our operating strategies. We also use a variation of adjusted EBITDA in monitoring our compliance with certain financial covenants in our credit agreement and are using adjusted EBITDA to determine performance-based short-term incentive payments for our executive officers and other key employees.
     Adjusted EBITDA is a non-GAAP measure that has limitations because it does not include all items of income and expense that affect our operations. This non-GAAP financial measure is not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income (loss), net income (loss) per share, cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, it should be noted that companies calculate adjusted EBITDA differently and, therefore, adjusted EBITDA as presented for us may not be comparable to the calculations of adjusted EBITDA reported by other companies.
The following is a reconciliation of our net loss to adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(21,858)	$(8,403)	$(49,644)	$(9,453)
Non-cash compensation expense	11	—	21	—
Non-cash interest expense related to redeemable preferred stock	26,318	8,816	56,260	13,451
Interest expense, net	1,393	988	3,428	2,464
Income tax expense	967	3,743	4,107	2,508
Amortization of intangibles	1,871	1,315	3,714	2,286
Depreciation expense	889	633	1,645	1,094
Amortization of DLNP intangible	358	347	718	809
Minority interest in net income of subsidiary	807	463	1,707	589
Cash distributions to minority interest	(636)	(303)	(1,102)	(303)

Adjusted EBITDA	$10,120	$7,599	$20,854	$13,445

RESULTS OF OPERATIONS
     The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2007	Revenues	2006	Revenues	2007	Revenues	2006	Revenues
Revenues:
Business Information	$21,588	58.3%	$18,741	67.2%	$41,068	56.4%	$36,655	72.4%
Professional Services	15,467	41.7%	9,163	32.8%	31,682	43.6%	13,964	27.6%

Total revenues	37,055	100.0%	27,904	100.0%	72,750	100.0%	50,619	100.0%
Operating expenses:
Business Information	16,868	45.5%	14,785	53.0%	32,771	45.1%	29,297	57.9%
Professional Services	11,141	30.1%	6,856	24.6%	22,273	30.6%	10,399	20.5%
Unallocated corporate operating expenses	2,744	7.4%	1,176	4.2%	4,080	5.6%	2,335	4.6%

Total operating expenses	30,753	83.0%	22,817	81.8%	59,124	81.3%	42,031	83.0%
Equity in earnings of Detroit Legal News Publishing, LLC, net of amortization	1,330	3.6%	530	1.9%	2,245	3.1%	991	2.0%

Operating income	7,632	20.6%	5,617	20.1%	15,871	21.8%	9,579	18.9%
Non-cash interest expense related to redeemable preferred stock (1)	(26,318)	(71.0)%	(8,816)	(31.6)%	(56,260)	(77.3)%	(13,451)	(26.5)%
Interest expense, net	(1,393)	(3.8)%	(988)	(3.5)%	(3,428)	(4.7)%	(2,464)	(4.9)%
Other expense, net	(5)	0.0%	(10)	0.0%	(13)	0.0%	(20)	0.0%

Loss from continuing operations before income taxes	(20,084)	(54.2)%	(4,197)	(15.0)%	(43,830)	(60.2)%	(6,356)	(12.5)%
Income tax expense	(967)	(2.6)%	(3,743)	(13.4)%	(4,107)	(5.7)%	(2,508)	(5.0)%
Minority interest	(807)	(2.2)%	(463)	(1.7)%	(1,707)	(2.3)%	(589)	(1.2)%

Loss from operations	$(21,858)	(59.0)%	$(8,403)	(30.1)%	$(49,644)	(68.2)%	$(9,453)	(18.7)%

Adjusted EBITDA (2)	$10,120	27.3%	$7,599	27.2%	$20,854	28.7%	$13,445	26.6%

(1)	For periods after August 7, 2007, the date the Company closed its initial public offering, converted all shares of series C preferred stock into shares of series A preferred stock, series B preferred stock and common stock, and redeemed all outstanding shares of its preferred stock, the Company will no longer incur non-cash interest expense related to redeemable preferred stock because no shares of preferred stock are outstanding after such date.

(2)	See “Non GAAP Financial Measures” for a reconciliation of loss from continuing operations to adjusted EBITDA and why we think it is important to disclose adjusted EBITDA.
Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006
Revenues.
          Our total revenues increased $9.2 million, or 32.8%, to $37.1 million for the three months ended June 30, 2007, from $27.9 million for the three months ended June 30, 2006. This increase in total revenues consisted of the following:
•	$3.0 million of revenues from our mortgage default processing services operations in Indiana, which we acquired from Feiwell & Hannoy on January 9, 2007;

•	$0.5 million of revenues from the Mississippi Business Journal included as part of our acquisition of the publishing assets of Venture Publications, Inc., which we acquired on March 30, 2007; and

•	$5.7 million of increased revenues from our organic growth within existing businesses (i.e., businesses that we operated in the second quarter of both 2006 and 2007) including $3.4 million of increased revenues from our Professional Services Division and $2.3 million of increased revenues in our Business Information Division, primarily resulting from increased public notice revenues.
We derived 58.3% and 67.2% of our total revenues from our Business Information Division and 41.7% and 32.8% of our total revenues from our Professional Services Division for the three months ended June 30, 2007 and 2006, respectively. This change in the mix between our two operating segments resulted primarily from our acquisition of APC in March 2006 and the mortgage default processing service business of Feiwell & Hannoy in January 2007.
          Operating Expenses. Our total operating expenses increased $7.9 million, or 34.8%, to $30.8 million for the three months ended June 30, 2007, from $22.8 million for the three months ended June 30, 2006. Operating expenses attributable to our corporate operations, which largely consist of compensation and benefit expense for our executive officers and other corporate personnel, as well as unallocated portions of corporate insurance costs, increased $1.6 million, or 133.3%, to $2.7 million, for the three months ended June 30, 2007, from $1.2 million for the three months ended June 30, 2006. Total operating expenses as a percentage of revenues increased to 83.0% in the second quarter of 2007 from 81.8% in the second quarter of 2006 principally due to expenses incurred in connection with the move of APC’s offices to their new location in June 2007, as well as increased corporate insurance costs (including a $0.5 million charge in connection with the cancellation of split dollar life insurance policies for certain of our management employees and the related release of collateral to such employees), which was partially offset by our higher margin Professional Services revenues increasing as a percentage of total revenues.
          Direct Operating Expenses. Our direct operating expenses increased $2.2 million, or 22.0%, to $12.0 million for the three months ended June 30, 2007, from $9.8 million for the three months ended June 30, 2006. This increase in direct operating expenses was primarily attributable to the cost of compensation and employee benefits for the processing staff of the mortgage default processing service business of Feiwell & Hannoy that we acquired in the first quarter of 2007. Direct operating expenses as a percentage of revenue decreased from 35.3% in the second quarter of 2006 to 32.4% in the second quarter of 2007 due to the increase in higher margin revenue.
          Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $5.0 million, or 44.9%, to $16.0 million for the three months ended June 30, 2007, from $11.0 million for the three months ended June 30, 2006, primarily due to the costs of employee salaries and benefits for the mortgage default processing service business of Feiwell & Hannoy that we acquired in the first quarter of 2007, as well as an increase in health insurance costs of approximately $0.8 million and the write off of $0.5 million in split dollar life insurance that we cancelled for certain of our management employees and for which we released collateral to such employees. Selling, general and administrative expense as a percentage of revenue increased to 43.2% in the second quarter of 2007 from 39.6% in the second quarter of 2006 principally due to expenses of $0.2 million incurred in connection with the move of APC’s offices to their new location in June 2007, as well as increased corporate insurance costs, which was partially offset by our higher margin Professional Services revenues increasing as a percentage of total revenues. To the extent our mix of businesses shifts more toward Professional Services, it will cause selling, general and administrative expenses to decrease as a percentage of revenue or partially offset any increase in such percentage that otherwise occurs.

          Depreciation and Amortization Expense. Our depreciation expense increased $0.3 million, or 40.4%, to $0.9 million for the three months ended June 30, 2007, from $0.6 million for the three months ended March 31, 2006 due to higher fixed asset balances in 2007. Our amortization expense increased $0.6 million, or 42.4%, to $1.9 million for the three months ended June 30, 2007, from $1.3 million for the three months ended June 30, 2006, primarily due to the amortization of finite-lived intangible assets acquired as part of the acquisition of the mortgage default processing service business of Feiwell & Hannoy that we acquired in the first quarter of 2007.
Adjusted EBITDA
          Adjusted EBITDA (as defined and discussed above under Non-GAAP Financial Measures above) increased $2.5 million, or 33.2%, to $10.1 million for the three months ended June 30, 2007, from $7.6 million for the three months ended June 30, 2006, due to the cumulative effect of the factors described above that are applicable to the calculation of adjusted EBITDA. Adjusted EBITDA as a percentage of revenues, which we also refer to as adjusted EBITDA margin, increased slightly to 27.3% for the three months ended June 30, 2007, from 27.2% for the three months ended June 30, 2006.
Non-Cash Interest Expense Related to Redeemable Preferred Stock
          Non-cash interest expense related to redeemable preferred stock consists of dividend accretion on our series A preferred stock and series C preferred stock and the change in the fair value of our series C preferred stock. Non-cash interest expense related to redeemable preferred stock increased $17.5 million to $26.3 million for the three months ended June 30, 2007, from $8.8 million for the three months ended June 30, 2006, primarily due to the increase in the fair value of the common stock into which our series C preferred stock converts. For periods after August 7, 2007, the date we closed our initial public offering, converted all shares of series C preferred stock into shares of series A preferred stock, series B preferred stock and common stock, and redeemed all outstanding shares of its preferred stock, we will no longer incur non-cash interest expense related to redeemable preferred stock because no shares of preferred stock are outstanding after such date.
Interest Expense, Net
          Interest expense, net consists primarily of interest expense on outstanding borrowings under our bank credit facility, offset by interest income from our invested cash balances and the increase in the estimated fair value of our interest rate swaps. Interest expense, net increased $0.4 million to $1.4 million for the three months ended June 30, 2007, from $1.0 million for the three months ended June 30, 2006, due primarily to increased average outstanding borrowings under our bank credit facility, and to a lesser extent to interest rate increases, given that our interest rate swaps are only a partial hedge of our exposure to interest rate fluctuations. For the three months ended June 30, 2007, our average outstanding borrowings were $91.5 million compared to $84.3 million for the three months ended June 30, 2006. This increase in average outstanding borrowings was due to the debt borrowed to finance acquisitions. Interest income decreased $0.2 million to $0.4 million for the three months ended June 30, 2007, from $0.6 million for the three months ended June 30, 2006. The estimated fair value of our fixed rate interest rate swaps decreased by $0.4 million, to a $0.4 million asset at June 30, 2007, from a $0.8 million asset at June 30, 2006, due to the decrease in variable interest rates. We are required by our bank credit facility to maintain an interest rate protection program, and therefore we use interest rate swaps to manage our interest rate risk.

Income Tax Expense
          We recorded income tax expense of $1.0 million and $3.7 million, respectively, for the three months ended June 30, 2007 and 2006. For these quarterly periods, we used an effective tax rate based on our annual projected income in accordance with APB No. 28.
Business Information Division Results
          Revenues. Business Information Division revenues increased $2.8 million, or 15.2%, to $21.6 million for the three months ended June 30, 2007, from $18.7 million for the three months ended June 30, 2006. Our display and classified advertising revenues increased $1.3 million, or 15.2%, to $9.7 million for the three months ended June 30, 2007, from $8.5 million for the three months ended June 30, 2006, primarily due to growth in the number of advertisements placed in our publications. Our public notice revenues increased $1.8 million, or 29.8%, to $7.7 million for the three months ended June 30, 2007, from $6.0 million for the three months ended June 30, 2006 primarily due to the increased number of foreclosure notices placed in our publications.
          Circulation revenues remained flat at $3.4 million for the three months ended June 30, 2007 and 2006. An increase in the average price per subscription was offset by a decline in the number of paid subscribers. As of June 30, 2007, our paid publications had approximately 73,500 subscribers, a decrease of approximately 4,100, or 5.3%, from total subscribers of approximately 77,600 as of June 30, 2006. This decrease was primarily due to our termination of discounted subscription programs for LawyersUSA and for publications in Colorado, New Orleans and Maryland, partially offset by an increase in paid subscribers related to our acquisition of Venture Publications Inc. in March 2007. Other Business Information Division revenues decreased $0.2 million, or 20.4%, to $0.8 million for the three months ended June 30, 2007, from $1.0 million for the three months ended June 30, 2006, primarily due to decreased commercial printing sales.
          One of our paid publications, The Daily Record in Maryland, as well as the business information products we target to the Missouri markets and the Massachusetts market, each accounted for over 10% of our Business Information Division’s revenues for the three months ended June 30, 2007.
          Operating Expenses. Total direct operating expenses attributable to our Business Information Division increased $0.4 million, or 5.9%, to $7.0 million for the three months ended June 30, 2007, from $6.6 million for the three months ended June 30, 2006. This increase was primarily attributable to increased costs due to the acquisition of Venture Publications, Inc. in March 2007. Selling, general and administrative expenses attributable to our Business Information Division increased $1.5 million, or 20.5%, to $8.8 million for the three months ended June 30, 2007, from $7.3 million for the three months ended June 30, 2006, due to increased costs related to the acquisition of Venture Publications, as well as increased overall wage costs and costs of various marketing promotions. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased slightly to 78.1% in the second quarter of 2007 from 78.9% in the second quarter of 2006.
Professional Services Division Results
          Revenues. Professional Services Division revenues increased $6.3 million to $15.5 million for the three months ended June 30, 2007, from $9.2 million for the three months ended June 30, 2006, primarily due to a $5.5 million increase in mortgage default processing service revenues to $12.0 million in the second quarter of 2007 from $6.5 million in the second quarter of 2006. This increase in revenues from the mortgage default processing service business was comprised of $2.9 million from the mortgage default processing service business that we acquired from Feiwell & Hannoy in January 2007 and $2.6 million from the growth of APC’s mortgage default processing service business in Michigan. In the second quarter of 2007, we serviced approximately 29,700 mortgage default case files for clients of our law firm customers in Michigan and Indiana, compared to approximately 16,400 mortgage default case files that we serviced for clients of our law firm customer in Michigan in the second quarter of 2006. Appellate services revenues increased $0.8 million, or 28.2%, to $3.4 million for the three months ended June 30, 2007, from $2.7 million for the three months ended June 30, 2006. This increase was attributable to Counsel Press providing assistance with respect to a greater number of appellate filings (approximately 2,200 in the second quarter of 2007 compared to approximately 1,800 in the second quarter of 2006), several of which were large and complex filings that we completed during the second quarter of 2007.
          Operating Expenses. Total direct operating expenses attributable to our Professional Services Division increased $1.8 million to $5.0 million for the three months ended June 30, 2007, from $3.2 million for the three months ended June 30, 2006, due to $1.3 million of additional expenses associated with the mortgage default processing service business of Feiwell & Hannoy, which we acquired in January 2007 and $0.4 million of other expenses primarily due to increased personnel costs resulting from an increase in the volume of files processed by APC. Selling, general and administrative expenses attributable to our Professional Services Division increased $2.0 million to $4.6 million for the three months ended June 30, 2007, from $2.6 million for the three months ended June 30, 2006, $0.9 million of which was due to our acquisition of the mortgage default processing service business of Feiwell & Hannoy in January 2007 and $0.8 million of which was primarily due to costs associated with APC’s move to a new leased office facility in June 2007 ($0.2 million), increased personnel costs resulting from an increase in the volume of files processed by APC ($0.3 million), increased rent expense ($0.2 million) and increased other operating expenses ($0.1 million). Counsel Press’ selling, general and administration expenses increased $0.3 million due primarily to increased personnel costs.
          Depreciation expense attributable to our Professional Services Division increased $0.2 million to $0.4 million for the three months ended June 30, 2007, from $0.2 million for the three months ended June 30, 2006. This increase was partially attributable to the inclusion of fixed assets from Feiwell & Hannoy that were acquired in January 2007, as well as fixed assets acquired by APC in connection with their move to a new facility in the second quarter of 2007. Amortization expense increased $0.4 million to $1.1 million in the second quarter of 2007 from $0.7 million in the second quarter of 2006 due to the amortization of finite-lived intangible assets associated with the January 2007 acquisition of the mortgage default processing service business of Feiwell & Hannoy. Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue decreased from 74.8% for the three months ended June 30, 2006, to 72.0% for the three months ended June 30, 2007.
Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006
Revenues.
          Our total revenues increased $22.1 million, or 43.7%, to $72.8 million for the six months ended June 30, 2007, from $50.6 million for the six months ended June 30, 2006. This increase in total revenues consisted of the following:
•	$7.9 million of increased revenues from our mortgage default processing service in Michigan, which we acquired when we acquired APC on March 14, 2006, and for which we recognized a full six months of revenues in 2007;

•	$5.7 million of revenues from our mortgage default processing services operations in Indiana, which we acquired from Feiwell & Hannoy on January 9, 2007;

•	$0.5 million of revenues from the Mississippi Business Journal included as part of our acquisition of the publishing assets of Venture Publications, Inc. which we acquired on March 30, 2007; and

•	$8.0 million of increased revenues from our organic growth within existing businesses (i.e., businesses that we operated in the first six months of both 2006 and 2007).
We derived 72.4% and 56.5% of our total revenues from our Business Information Division and 27.6% and 43.6% of our total revenues from our Professional Services Division for the six months ended June 30, 2006 and 2007, respectively.
Operating Expenses.
          Our total operating expenses increased $17.1 million, or 40.7%, to $59.1 million for the six months ended June 30, 2007, from $42.0 million for the six months ended June 30, 2006. Operating expenses attributable to our corporate operations, which largely consist of compensation expense for our executive officers and other corporate personnel, as well as unallocated portions of corporate insurance costs, increased $1.7 million, or 74.7%, to $4.1 million, for the six months ended June 30, 2007, from $2.3 million for the six months ended June 30, 2006. Total operating expenses as a percentage of revenues decreased to 81.3% for the six months ended June 30, 2007 from 83.0% for the six months ended June 30, 2006 principally because our higher margin Professional Services revenues increased as a percentage of total revenues in 2007.
          Direct Operating Expenses. Our direct operating expenses increased $6.5 million, or 36.5%, to $24.2 million for the six months ended June 30, 2007, from $17.7 million for the six months ended June 30, 2006. This increase in direct operating expenses was primarily attributable to the cost of compensation and employee benefits for the processing staff of the mortgage default processing service business of Feiwell & Hannoy that we acquired in the first quarter of 2007 and for APC that we acquired in March 2006 and for which we recognized a full six months of operating expenses in the six months ended June 30, 2007. Direct operating expenses as a percentage of revenue decreased from 35.0% as of June 30, 2006 to 33.2% as of June 30, 2007 due to the increase in higher margin revenue.
          Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $8.7 million, or 41.4%, to $29.6 million for the six months ended June 30, 2007, from $20.9 million for the six months ended June 30, 2006, due to the costs of employee salaries and benefits for the mortgage default processing service business of Feiwell & Hannoy in the first quarter of 2007 and for APC that we acquired in March 2006 and for which we recognized a full six months of operating expenses in the six months ended June 30, 2007, as well as an increase in corporate insurance costs. Selling, general and administrative expense as a percentage of revenue decreased from 41.3% as of June 30, 2006 to 40.7% as of June 30, 2007 due to our Professional Services businesses requiring less overhead than our Business Information businesses. To the extent our mix of businesses shifts more toward Professional Services, it will cause selling, general and administrative expenses to decrease as a percentage of revenue or partially offset any increase in such percentage that otherwise occurs.
          Depreciation and Amortization Expense. Our depreciation expense increased $0.6 million, or 50.3%, to $1.6 million for the six months ended June 30, 2007, from $1.1 million for the six months ended June 30, 2006 due to increased levels of property and equipment in 2007. Our amortization expense increased $1.4 million, or 62.5%, to $3.7 million for the six months ended June 30, 2007, from $2.3 million for the six months ended June 30, 2006, due primarily to the amortization of finite-lived intangible assets acquired in the APC acquisition in March 2006, as well as the mortgage default processing service business of Feiwell & Hannoy that we acquired in the first quarter of 2007.

Adjusted EBITDA
          Adjusted EBITDA (as defined and discussed above under Non-GAAP Financial Measures above) increased $7.4 million, or 55.1%, to $20.9 million for the six months ended June 30, 2007, from $13.4 million for the six months ended June 30, 2006, due to the cumulative effect of the factors described above that are applicable to the calculation of adjusted EBITDA. Adjusted EBITDA as a percentage of revenues, which we also refer to as adjusted EBITDA margin, increased to 28.7% for the six months ended June 30, 2007, from 26.6% for the six months ended June 30, 2006.
Non-Cash Interest Expense Related to Redeemable Preferred Stock
          Non-cash interest expense related to redeemable preferred stock consists of non-cash interest expense related to the dividend accretion on our series A preferred stock and series C preferred stock and the change in the fair value of our series C preferred stock. Non-cash interest expense related to redeemable preferred stock increased $42.8 million to $56.3 million for the six months ended June 30, 2007, from $13.5 million for the six months ended June 30, 2006, primarily due to the increase in the fair value of our series C preferred stock.
Interest Expense, Net
          Interest expense, net consists primarily of interest expense on outstanding borrowings under our bank credit facility, offset by interest income from our invested cash balances and the increase in the estimated fair value of our interest rate swaps. Interest expense, net increased $1.0 million to $3.4 million for the six months ended June 30, 2007, from $2.5 million for the six months ended June 30, 2006, due primarily to increased average outstanding borrowings under our bank credit facility, and to a lesser extent to interest rate increases, given that our interest rate swaps are only a partial hedge of our exposure to interest rate fluctuations. For the six months ended June 30, 2007, our average outstanding borrowings were $90.6 million compared to $67.0 million for the six months ended June 30, 2006. This increase in average outstanding borrowings was due to the debt borrowed to finance acquisitions. Interest income decreased $0.3 million to $0.5 million for the six months ended June 30, 2007, from $0.8 million for the six months ended June 30, 2006. The estimated fair value of our fixed rate interest rate swaps decreased by $0.4 million, to a $0.4 million asset at June 30, 2007, from a $0.8 million asset at June 30, 2006, due to the decrease in variable interest rates.
Income Tax Expense
          We recorded income tax expense of $4.1 and $2.5 million, respectively, for the six months ended June 30, 2007 and 2006. For these periods, we used an effective tax rate of 38% and 37% based on our annual projected income in accordance with APB No. 28.
Business Information Division Results
          Revenues. Business Information Division revenues increased $4.4 million, or 12.0%, to $41.1 million for the six months ended June 30, 2007, from $36.7 million for the six months ended June 30, 2006. Our display and classified advertising revenues increased $1.7 million, or 11.0%, to $17.3 million for the six months ended June 30, 2007, from $15.6 million for the six months ended June 30, 2006, primarily due to growth in the number of advertisements placed in our publications. Our public notice revenues increased $2.9 million, or 23.5%, to $15.3 million for the six months ended June 30, 2007, from $12.4 million for the six months ended June 30, 2006 primarily due to the increased number of foreclosure notices placed in our publications.

          Circulation revenues increased $0.1 million, or 2.2%, to $7.0 million for the six months ended June 30, 2007, from $6.9 million for the six months ended June 30, 2006. This increase was due to an increase in the average price per subscription, which was partially offset by a decline in the number of paid subscribers between June 30, 2006 and June 30, 2007, as described above. Other Business Information Division revenues decreased $0.4 million, or 19.6%, to $1.5 million for the six months ended June 30, 2007, from $1.9 million for the six months ended June 30, 2006, primarily due to decreased commercial printing sales.
          One of our paid publications, The Daily Record in Maryland, as well as the business information products we target to the Missouri markets and the Massachusetts market, each accounted for over 10% of our Business Information Division’s revenues for the six months ended June 30, 2007.
          Operating Expenses. Total direct operating expenses attributable to our Business Information Division increased $0.6 million, or 4.8%, to $13.8 million for the six months ended June 30, 2007, from $13.1 million for the six months ended June 30, 2006. This increase was primarily attributable to spending on outside software programmers working on web-related initiatives and increased costs due to the acquisition of Venture Publications Inc. in March 2007. Selling, general and administrative expenses attributable to our Business Information Division increased $2.5 million, or 17.3%, to $16.9 million for the six months ended June 30, 2007, from $14.4 million for the six months ended June 30, 2006, due to the acquisition of Venture Publications Inc. as well as increased overall wage costs and costs of various marketing promotions. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased slightly to 79.8% as of June 30, 2007 from 79.9% as of June 30, 2006 .
Professional Services Division Results
          Revenues. Professional Services Division revenues increased $17.7 million to $31.7 million for the six months ended June 30, 2007, from $14.0 million for the six months ended June 30, 2006, primarily due to the $16.2 million increase in mortgage default processing service revenues to $24.2 million for the six months ended June 30, 2007 from $8.0 million for the six months ended June 30, 2006. This increase was primarily attributable to the revenues from the mortgage default processing service businesses of APC (a $10.5 million increase) and Feiwell & Hannoy (a $5.7 million increase), which we acquired in March 2006 and January 2007, respectively. For the six months ended June 30, 2007, we serviced approximately 59,700 mortgage default case files for clients of our law firm customers in Michigan and Indiana, compared to approximately 20,200 mortgage default case files that we serviced for clients of our law firm customer in Michigan during the six months ended June 30, 2006.
          Appellate services revenues increased $1.5 million, or 25.4%, to $7.5 million for the six months ended June 30, 2007, from $6.0 million for the six months ended June 30, 2006. This increase was attributable to Counsel Press providing assistance with respect to a greater number of appellate filings (approximately 4,400 in the first six months of 2007 compared to approximately 3,600 in the first six months of 2006), several of which were large and complex filings that we completed during the first six months of 2007.
          Operating Expenses. Total direct operating expenses attributable to our Professional Services Division increased $5.8 million to $10.4 million for the six months ended June 30, 2007, from $4.6 million for the six months ended June 30, 2006, primarily due to the expenses of the mortgage default processing service businesses of APC (a $3.0 million increase) and Feiwell & Hannoy (a $2.5 million increase) , which we acquired in March 2006 and January 2007, respectively. Selling, general and administrative expenses attributable to our Professional Services Division increased $4.5 million to $8.9 million for the six months ended June 30, 2007, from $4.4 million for the six months ended June 30, 2006 due to our acquisition of the mortgage default processing service businesses of APC (a $2.3 million increase) and Feiwell & Hannoy (a $1.7 million increase) in March 2006 and January 2007, respectively. Depreciation expense attributable to our Professional Services Division increased $0.4 million to $0.8 million for the six months ended June 30, 2007, from $0.3 million for the six months ended June 30, 2006. This increase was attributable to the inclusion of fixed assets from APC (a $0.2 million increase) and Feiwell & Hannoy (a $0.1 million increase) that were acquired in March 2006 and January 2007, respectively. Amortization expense increased $1.1 million to $2.2 million for the six months ended June 30, 2007 from $1.1 million for the six months ended June 30, 2006 due to the amortization of finite-lived intangible assets associated with the March 2006 acquisition of APC (a $0.5 million increase) and the January 2007 acquisition of the mortgage default processing service business of Feiwell & Hannoy (a $0.5 million increase). Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue decreased from 74.5% for the six months ended June 30, 2006, to 70.3% for the six months ended June 30, 2007.
OFF BALANCE SHEET ARRANGEMENTS
          We have not entered into any off balance sheet arrangements.
LIQUIDITY AND CAPITAL RESOURCES
          Our primary sources of liquidity are cash flows from operations, debt capacity under our credit facility, distributions received from Detroit Legal News Publishing, LLC, sale of our equity securities, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt as of June 30, 2007 and December 31, 2006, as well as cash flows for the six months ended June 30, 2007 and 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Cash and cash equivalents	$1,623	$786
Working capital deficit*	(11,862)	(8,991)
Long-term debt, less current portion	83,350	72,760

	Six Months Ended,
	June 30,
	2007	2006
Net cash provided by financing activities	$9,693	$39,096
Net cash provided by operating activities	12,689	9,672
Net cash used in investing activities:	(21,545)	(43,051)
Acquisitions and investments	(17,335)	(42,262)
Capital expenditures	(4,210)	(809)
*  Excludes preferred stock balance of $164,655 which is classified on the balance sheet as a current liability at June 30, 2007.
Cash Flows Provided by Operating Activities
          The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.

          Net cash provided by operating activities for the six months ended June 30, 2007 increased $3.0 million, or 31.2%, to $12.7 million from $9.7 million for the six months ended June 30, 2006. This increase was primarily the result of a full six months of operations of APC in 2007, which we purchased in March 2006, and the inclusion of the results of the mortgage default processing service business of Feiwell & Hannoy, which we acquired in January 2007.
          Working capital deficit expanded $2.9 million, or 31.9%, to $(11.9) million at June 30, 2007, from $(9.0) million at December 31, 2006. Current liabilities, less manditorily redeemable preferred stock, increased $5.9 million, or 21.1%, to $33.7 million at June 30, 2007 from $27.8 million at December 31, 2006. Accounts payable and accrued liabilities increased $2.8 million, or 28.4%, to $12.9 million at June 30, 2007 from $10.0 million at December 31, 2006. This increase was primarily caused by the timing of payments on trade accounts payable. Deferred revenue increased $0.2 million, or 2.2%, to $11.0 million at June 30, 2007 from $10.8 million at December 31, 2006. Current assets increased $3.0 million, or 15.9%, to $21.8 million at June 30, 2007 from $18.8 million at December 31, 2006. This increase was due primarily to the growth of accounts receivable by $2.4 million from $15.7 million at December 31, 2006 to $18.1 million at June 30, 2007, and the increase in cash from $0.8 million at December 31, 2006 to $1.6 million at June 30, 2007.
          The increase in accounts receivable from December 31, 2006 to June 30, 2007 was primarily attributable to increased sales and accounts receivable from our acquisition of the mortgage default processing service business of Feiwell & Hannoy, which we acquired in January 2007. Our allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of June 30, 2007 and December 31, 2006 is set forth in the table below:

		December 31,
	June 30, 2007	2006
Allowance for doubtful accounts as a percentage of gross accounts receivable	5.2%	6.1%
Day sales outstanding	49.8	58.3
          We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. Our DSO decreased from December 31, 2006 to June 30, 2007 because APC accounts comprise an increasing percentage of the account receivable balance and these accounts are collected faster than the accounts receivable in the other businesses we owned during that period. Our allowance for doubtful accounts decreased as a percentage of gross receivables also because of the increase in APC receivables as a percentage of total receivables, and there is no allowance for doubtful accounts on these receivables due to the certainty of collection.
          We own 35.0% of the membership interests in DLNP, the publisher of Detroit Legal News, and received distributions of $2.8 million, and $2.1 million for the six months ended June 30, 2007 and 2006, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.
Cash Flows Used by Investing Activities
          Net cash used by investing activities decreased $21.5 million, or 50.0%, to $21.5 million in the first six months in 2007 from $43.1 million in the first six months of 2006. Uses of cash in both periods pertained to acquisitions, capital expenditures and purchases of software. Cash paid for acquisitions totaled $17.3 million for the six months ended June 30, 2007 and $42.3 million for the six months ended June 30, 2006. Capital expenditures and purchases of software were approximately $4.2 million and $0.8 million in the first six months of 2007 and 2006, respectively. We estimate that our total capital expenditures in 2007 will be approximately $6.2 million for projects intended to improve our operations. In June 2007, we moved APC to a new office location in suburban Detroit that we are leasing from an affiliate of Trott & Trott because our previous lease was expiring and to provide us room for expansion. During the first six months of 2007, we also substantially completed building a new data center to support our Business Information and Professional Services division at this suburban Detroit office. The cost of these developments was $2.3 million, $1.3 million of which was attributable to leasehold improvements, $0.4 million for computer equipment, and $0.6 million for furniture. We incurred $1.7 million of capital expenditures for technology development in the first six months of 2007 and expect to incur approximately $1.0 million of additional capital expenditures in 2007 for technology development, including $0.5 million to customize our proprietary case management software system so that it can be used in judicial foreclosure states, such as Indiana, as well as other non-judicial states like Michigan. We expect that the customization of our proprietary case management software system will be completed in the first quarter of 2008.
          Finite-lived intangible assets increased $13.5 million, or 20.5%, to $79.4 million as of June 30, 2007 from $65.9 million as of December 31, 2006. This increase was due to the services contract with Feiwell & Hannoy that resulted from the acquisition of its mortgage default processing service business, and the trade names, advertiser lists and subscriber lists acquired in connection with the Venture Publications acquisition. These items were partially offset by amortization expense.
          Goodwill increased $6.4 million, or 8.8%, to $79.1 million as of June 30, 2007 from $72.7 million as of December 31, 2006. This increase was due to APC’s acquisition of the mortgage default processing service business of Feiwell & Hannoy, as well as our acquisition of the Mississippi publications of Venture Publications.
Cash Flows Provided by Financing Activities
          Net cash provided by financing activities primarily includes borrowings under our revolving credit agreement and the issuance of long-term debt. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, the payment of fees associated with the issuance of long-term debt, the payment of minority interest distributions and payments on capital leases.
          Net cash provided by financing activities decreased $29.4 million to $9.7 million in the first six months of 2007 from $39.1 million in the first six months of 2006. This decrease was due to the reduction in borrowings of senior term notes in the first six months of 2007 as compared to the first six months of 2006. Long-term debt, less current portion, increased $10.6 million, or 14.6%, to $83.4 million as of June 30, 2007 from $72.8 million as of December 31, 2006.
          Credit Agreement. On March 14, 2006, we, including our consolidated subsidiaries, entered into an amended and restated senior credit agreement with a six bank syndicate for which U.S. Bank, NA served as agent. The credit facility under the credit agreement consisted of a variable rate term loan and a variable rate revolving line of credit. As of December 31, 2006, we had outstanding under our credit agreement a variable rate term loan in the amount of $79.8 million. We also had the ability under our credit agreement to obtain $15.0 million of additional term loans in connection with acquisitions permitted by our credit agreement. No amount was outstanding as of December 31, 2006 under our variable rate revolving line of credit. In January 2007, we borrowed $13.5 million on the variable rate revolving line of credit to fund the acquisition of the mortgage default processing business of Feiwell & Hannoy. At the same time, we issued a non-interest bearing note with a face amount of $3.5 million to Feiwell & Hannoy in connection with this acquisition.

          Our credit agreement was amended as of March 27, 2007 pursuant to a second amendment to the amended and restated credit agreement. Immediately prior to the second amendment, the outstanding principal balance of the variable rate term loan commitment was $79.8 million. Pursuant to the second amendment, on March 27, 2007, we borrowed $10.0 million of additional term loan under our credit agreement. Proceeds from this borrowing were used to repay $10.0 million of the outstanding $13.5 million borrowed amount under the revolving line of credit. On March 30, 2007, we borrowed an additional $2.8 million on the revolving line of credit to fund the acquisition of the business information assets of Venture Publications. After entering into the second amendment, the variable rate term loan was increased to $89.8 million and the variable rate revolving line of credit was left unchanged at $15.0 million. Accordingly, total unused borrowing capacity under our credit agreement as of June 30, 2007 was $11.0 million available under our revolving line of credit. As of June 30, 2007, we had $86.1 million outstanding under our term loan and $4.0 million outstanding under our revolving line of credit.
          On August 8, 2007, we, including our consolidated subsidiaries, entered into a second amended and restated credit agreement, effective August 8, 2007, with a syndicate of bank lenders, including LaSalle Bank National Association, as syndication agent, Associated Bank National Association and Bank of the West, each as co-documentation agents, and U.S. Bank National Association, as LC bank and lead arranger and as agent for the Lenders, for a $200 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50 million due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility in an aggregate amount of up to $150 million with a final maturity date of August 8, 2012. At any time the outstanding principal balance of revolving loans under the revolving credit facility exceeds $25 million, such revolving loans will convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of August 8, 2014. The second amended and restated credit agreement also contains provisions for the issuance of letters of credit under the revolving credit facility.
          The second amended and restated credit agreement amends and restates the amended and restated credit agreement we executed in March 2006 in its entirety. On August 7, 2007, we used $30 million of net proceeds from our initial public offering to repay a portion of the outstanding principal balance of the variable term loans outstanding under our existing credit facility. The remaining balance of the variable term loans and outstanding revolving loans, plus all accrued interest and fees thereon was converted to $50 million of term loans under the term loan facility and approximately $9.1 million of revolving loans under the revolving credit facility. We expect to use the remaining availability under the second amended and restated credit agreement for working capital and other general corporate purposes, including the financing of acquisitions.
          The second amended and restated credit agreement permits us to elect whether outstanding amounts under the term loan facility and the revolving credit facility accrue interest based on the prime rate or LIBOR as determined in accordance with the second amended and restated credit agreement, in each case, plus a margin that fluctuates on the basis of the ratio of our and our consolidated subsidiaries’ total liabilities to pro forma EBITDA. The margin on the prime rate loans may fluctuate between 0% and 0.5% and the margin on the LIBOR loans may fluctuate between 1.5% and 2.5%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals.
          Our obligations under the second amended and restated credit agreement are the joint and several liabilities of us and our consolidated subsidiaries and are secured by liens on substantially all of the assets of such entities, including pledges of equity interests in the consolidated subsidiaries.

          Under our second amended and restated credit agreement, we have an obligation to deliver our consolidated financial statements to U.S. Bank within 90 days after the end of our fiscal year. In addition, our credit agreement prohibits redemptions and provides that in the event we issue any additional equity securities, 50% of the cash proceeds of the issuance must be paid to our lenders in satisfaction of any outstanding indebtedness. Our second amended and restated credit agreement also contains a number of negative covenants that limit us from, among other things and with certain thresholds and exceptions:
•	incurring indebtedness (including guarantee obligations) or liens;

•	entering into mergers, consolidations, liquidations or dissolutions;

•	selling assets;

•	entering into certain acquisition transactions;

•	forming or entering into partnerships and joint ventures;

•	entering into negative pledge agreements;

•	paying dividends, redeeming or repurchasing shares or making other payments in respect of capital stock;

•	entering into transactions with affiliates;

•	making investments;

•	entering into sale and leaseback transactions; and

•	changing our line of business.
          Our second amended and restated credit agreement also requires that, as of the last day of any fiscal quarter, we not permit our senior leverage ratio to be more than 4.50 to 1.00 and our fixed charge coverage ratio to be less than 1.20 to 1.00. This senior leverage ratio represents, for any particular date, the ratio of our outstanding indebtedness (less our subordinated debt and up to a specified amount of our cash and cash equivalents) to our pro forma EBITDA, calculated in accordance with our second amended and restated credit agreement, for the four fiscal quarters ended on, or most recently ended before, the applicable date. Our fixed charge coverage ratio, for any particular date, is equal to the ratio of (1) our adjusted EBITDA, calculated in accordance with our second amended and restated credit agreement (less income taxes paid in cash, net capital expenditures paid in cash, and certain restricted payments paid in cash), to (2) interest expense plus principal payments on account of the term loan facility and our interest bearing liabilities plus all payments made pursuant to non-competition or consulting fees paid by us in connection with acquisitions, for the four fiscal quarters ended on, or most recently ended before, the applicable date.
Future Needs
          In connection with our initial public offering, which closed on August 7, 2007, we received net proceeds of approximately $138.1 million, after deducting underwriting discounts of $10.7 million and estimated offering expenses of $3.5 million payable by us. Of this amount, we used approximately $101.1 million to redeem our series A and B preferred stock and $30.0 million to repay outstanding indebtedness under our credit facility. We plan to continue to develop and evaluate potential acquisitions to expand our product and service offerings and customer base and enter new geographic markets. We intend to fund these initiatives over the next twelve months with funds generated from operations, net proceeds from our initial public offering and borrowings under our credit facility. Over the longer term, we expect that cash flow from operations, supplemented by short and long term financing and the proceeds from our initial public offering and the credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our short and long-term assets, our relative levels of debt and equity and the overall condition of the credit markets. We have invested the net proceeds remaining after the redemption of our preferred stock and repayment of outstanding indebtedness under our credit facility in short-term, investment-grade, interest-bearing securities, pending their use for other general corporate purposes, including future acquisitions.
RELATED PARTY TRANSACTIONS
     Several of our executive officers and current or recent members of our board of directors, their immediate family members and affiliated entities, some of which were selling stockholders in our initial public offering, held shares of our series A preferred stock and series C preferred stock prior to the consummation of the public offering on August 7, 2007. For example, Messrs. Dolan, Bergstrom, Pollei, Stodder and Baumbach, as well as members of their immediate families and affiliated entities, owned shares of our preferred stock that we redeemed using a portion of our net proceeds from the offering. In addition, we redeemed shares of preferred stock held by stockholders that had designated several current or recent members of our board pursuant to rights granted to these stockholders under our amended and restated stockholders agreement dated as of September 1, 2004. Specifically:
•	ABRY Mezzanine Partners, L.P. and ABRY Investment Partnership, L.P., or the ABRY funds, designated Peni Garber, an employee and officer of ABRY Partners, LLC, as a member of our board;

•	BG Media Investors L.P., or BGMI, designated Edward Carroll, a member of the general partner of BGMI, and Earl Macomber, an interest holder in the general partner of BGMI, as members of our board; Mr. Macomber stepped down from our board in March 2007;

•	Caisse de dépôt et placement du Québec, or CDPQ, designated Jacques Massicotte, George Rossi, and Pierre Bédard as members of our board; Mr. Bédard stepped down from our board in March 2007;

•	Cherry Tree Ventures IV Limited Partnership, or Cherry Tree, designated Anton J. Christianson, managing partner of CTV Partners IV, the general partner of Cherry Tree, as a member of our board;

•	The David J. Winton trust, or the Winton trust, designated David Michael Winton, the income beneficiary of the Winton trust, as a member of our board; and

•	DMIC LLC, or DMIC, designated Dean Bachmeier, a principal with Private Capital Management, Inc., as a member of our board; Mr. Bachmeier stepped down from our board in March 2007.
     Prior to the offering, these individuals and entities owned approximately 90% of our series A preferred stock and 99% of our series C preferred stock and received an aggregate of approximately $97,316,000 and 5,078,612 shares of our common stock upon consummation of the redemption. The cash redemption payment reflects the reduction of the base dividend rate applicable to the series C preferred stock from 8% per annum to 6% per annum, which reduction was effective as of March 14, 2006. This reduction of the base dividend rate was approved by our stockholders in July 2007 and will be recorded as a $2.8 million decrease in non-cash interest expense in the third quarter of 2007. See “Unregistered Sales of Equity Securities and Use of Proceeds” under Item 2 of Part II below for a more detailed description of certain proceeds received by, and payments made to, certain related parties in connection with our public offering and the redemption of our preferred stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of July 1, 2007, we had swap arrangements that convert the $40.0 million of our variable rate term loan into a fixed rate obligation. Under our credit facility, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.
          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of June 30, 2007, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, the fair value is classified within other assets on the our balance sheet and as a reduction of interest expense in our statement of operations for the year then ended. For the three and six months ended June 30, 2007, we recognized a increase of $0.4 million and $0.4 million, respectively, of interest expense related to the decrease in fair value of the interest rate swap agreements.
          If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.
          Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.1 million (pre-tax) and $0.2 million (pre-tax) for the three and six months ended June 30, 2007, respectively.
Items 4 and 4T. Controls and Procedures
Disclosure Controls and Procedures
          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Control Over Financial Reporting
          There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION
Item 1. Legal Proceedings
          We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, none of which we believe to be material to our financial condition or results of operations.
Item 1A. Risk Factors
          There have been no material changes from risk factors previously disclosed in “Risk Factors” in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933 on August 2, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          On August 7, 2007, we completed an initial public offering of shares of our common stock. In connection with our initial public offering, we sold 10,500,000 shares and selling stockholders sold 4,975,000 shares, including 2,018,478 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from certain selling stockholders. These shares were sold at an initial offering price of $14.50 per share, less an underwriting discount of $1.015. Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated served as the managing underwriters and representatives of the underwriters in the initial public offering. In connection with the offering, the SEC declared our registration statement on Form S-1 (Reg. No. 333-142372) effective on August 1, 2007, and we filed a registration statement on Form S-1 pursuant to Rule 462(b) of the Securities Act of 1933 (Reg. No. 333-145052) on August 1, 2007 to register additional shares of common stock in the offering. Pursuant to the registration statements, we registered a total of 15,475,000 shares of common stock. The aggregate price of the shares sold by us and the selling stockholders was $152.3 million and $72.1 million, respectively. We received net proceeds from the our sale of 10,500,000 shares of our common stock of approximately $138.1 million, after deducting underwriting discounts of $10.7 million and estimated offering expenses of $3.5 million payable by us, including expenses related to filing fees, legal and accounting fees and printing expenses. The selling stockholders received net proceeds of $67.1 million after deducting underwriting discounts of $5.0 million. We did not receive any proceeds from the sale of shares by the selling stockholders.
          We used approximately $101.1 million of our net proceeds to redeem all outstanding shares of our series A preferred stock, series B preferred stock and series C preferred stock, including all shares of series A preferred stock and series B preferred stock issued to holders of our series C preferred stock upon the conversion of the series C preferred stock on August 7, 2007, and $30 million of our net proceeds to repay a portion of the outstanding principal balance of the variable term loans outstanding under our credit facility. We intend to use the remaining balance of approximately $7.0 million for general corporate purposes, including acquisitions and working capital.
          Several of (1) our executive officers and current or recent members of our board of directors, their immediate family members and affiliated entities and (2) our stockholders who owned in excess of 10% of our common stock prior to the offering, some of which were selling stockholders, held shares of our series A preferred stock and series C preferred stock prior to the offering and the consummation of the redemption of all of the outstanding shares of our series A preferred stock and series B preferred stock, including those shares of series A preferred stock and series B preferred stock issued upon conversion of the series C preferred stock. These officers, directors and stockholders received the proceeds described below in connection with the consummation of the redemption of our preferred stock, and, if applicable, in connection with the sale of shares by such person(s) in the offering:

•	Prior to the offering, ABRY Mezzanine Partners, L.P. and ABRY Investment Partnership, L.P., or the ABRY funds, owned 25,000 shares, or approximately 66%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of series C preferred stock, received 3,339,171 shares of our common stock, 128,421 shares of our series A preferred stock and 25,000 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $42.5 million. The ABRY funds were selling stockholders in the offering and sold an aggregate of 2,020,152 shares of common stock in the offering and received net proceeds of approximately $27.2 million. Peni Garber, one of our directors, is an employee and officer of ABRY Partners, LLC, a service provider to, and a sponsor and affiliate of, the ABRY funds, and was designated as a member of our board by the ABRY funds.

•	Prior to the offering, BG Media Investors, L.P., or BGMI, owned 1,460,745 shares, or approximately 15.7%, of our outstanding common stock and 58,227 shares, or approximately 20%, of our outstanding series A preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock for $7.4 million. BGMI was a selling stockholder in the offering and sold an aggregate of 883,729 shares of common stock in the offering and received net proceeds of approximately $11.9 million. Edward Carroll, one of our directors, and Earl Macomber, who resigned as a director in March 2007, were designated as members of our board by BGMI. Mr. Carroll is a member of the general partner of BGMI and Mr. Macomber is an interest holder in the general partner of BGMI.

•	Prior to the offering, Caisse de dépôt et placement du Québec, or CDPQ, owned 2,285,865 shares or approximately 24.5%, of our outstanding common stock, 91,117 shares, or approximately 32%, of our outstanding series A preferred stock and 6,500 shares, or approximately 17%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of series C preferred stock, received 868,184 shares of our common stock, 33,390 shares of our series A preferred stock and 6,500 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $22.6 million. CDPQ was a selling stockholder in the offering and sold an aggregate of 1,908,155 shares of common stock in the offering and received net proceeds of approximately $25.7 million. Jacques Massicotte and George Rossi, both of whom are our directors, and Pierre Bédard, who resigned as a director in March 2007, were designated as members of our board by CDPQ.

•	Prior to the offering, Cherry Tree Ventures IV Limited Partnership, or Cherry Tree, owned 883,998 shares, or approximately 9.5%, of our outstanding common stock and 35,237 shares, or approximately 12%, of our outstanding series A preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock for $4.4 million. Anton Christianson, one of our directors, is a managing partner of CTV Partners IV, the general partner of Cherry Tree, and was designated as a member of our board by Cherry Tree. John Bergstrom, one of our directors, is a former senior associate of Cherry Tree Investments.

•	Prior to the offering, DMIC LLC, or DMIC, owned 460,125 shares, or approximately 4.9%, of our outstanding common stock, 18,341 shares, or approximately 6%, of our outstanding series A preferred stock and 5,030 shares, or approximately 13%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of series C preferred stock, received 671,841 shares of our common stock, 25,838 shares of our series A preferred stock and 5,030 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $10.9 million. Dean Bachmeier, who resigned as a director in March 2007, is principal of Private Capital

Management, Inc., an affiliate of DMIC, and was designated as a member of our board by DMIC.

•	Prior to the offering, the David J. Winton trust, or the Winton trust, owned 264,123 shares, or approximately 2.8%, of our outstanding common stock, 10,528 shares, or approximately 4%, of our outstanding series A preferred stock and 250 shares, or approximately 1%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of our series C preferred stock, received 33,392 shares of our common stock, 1,284 shares of our series A preferred stock and 250 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $1.8 million. David Michael Winton, one of our directors, is the income beneficiary of the Winton trust and was designated as a member of our board by the Winton trust.

•	Prior to the offering, Parsnip River Company, L.P., or Parsnip, owned 486,846 shares, or approximately 5.2%, of our outstanding common stock, 19,406 shares, or approximately 7%, of our outstanding series A preferred stock, 250 shares, or approximately 1%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of our series C preferred stock, received 33,392 shares of our common stock, 1,284 shares of our series A preferred stock and 250 shares of our series B preferred stock upon. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $2.9 million. David Michael Winton, one of our directors, is the managing general partner of Parsnip.

•	Prior to the offering, James P. Dolan, our Chairman, President and Chief Executive Officer, directly owned 1,195,947 shares, or approximately 12.8%, of our outstanding common stock, 7,127 shares, or approximately 2%, of our outstanding series A preferred stock and 350 shares, or approximately 1%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of our series C preferred stock, Mr. Dolan directly received 46,748 shares of our common stock, 1,798 shares of our series A preferred stock and 350 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $1.5 million. In addition, prior to the offering, Mr. Dolan’s sisters owned 27 shares of our outstanding series A preferred stock that we redeemed and Mr. Dolan’s spouse owned 25 shares of our outstanding series C preferred stock that converted into series A preferred stock and series B preferred stock, that we redeemed, and common stock.

•	Prior to the offering, John Bergstrom, one of our directors, owned 46,152 shares, or approximately 0.49%, of our outstanding common stock and 46 shares, or approximately 0.02%, of our outstanding series A preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock for an aggregate of $5,814.

•	Prior to the offering, Scott J. Pollei, our Chief Financial Officer, through an IRA account, owned 50 shares, or approximately 0.13%, of our outstanding series C preferred stock, and upon completion of the offering and conversion of these shares of our series C preferred stock, Mr. Pollei’s account received 6,678 shares of our common stock, 257 shares of our series A preferred stock and 50 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $85,002. In addition, Mr. Pollei’s brother owned 150 shares of our outstanding series C preferred stock that converted into series A preferred stock and series B preferred stock, that we redeemed, and common stock.

•	Prior to the offering, Mark W.C. Stodder, our Executive Vice President, Business Information, owned 99,000 shares, or approximately 1.1%, of our outstanding common stock, and 13 shares, or approximately 0.03%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of our series C preferred stock, received 1,736 shares of our common stock, 67 shares of our series A preferred stock and 13 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $22,118.

•	Prior to the offering, Mark Baumbach, our Vice President of Technology, owned 36,000 shares, or approximately 0.4%, of our outstanding common stock, and 5 shares, or approximately 0.01%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of our series C preferred stock, received 668 shares of our common stock, 26 shares of our series A preferred stock and 5 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $8,530.

•	Prior to the offering, Chicosa Partners LLC, or Chicosa, owned 229,779 shares, or approximately 2.5%, of our outstanding common stock and 9,160 shares, or approximately 3%, of our outstanding series A preferred stock. Upon consummation of this offering, we redeemed these shares of series A preferred stock for an aggregate of $1.2 million Mr. Dolan is the managing member of, and owns a 74.32% membership interest in, Chicosa, and Mr. Dolan’s spouse and Messrs. Pollei, Stodder, Baumbach and Bergstrom are also members of Chicosa that own membership interests of 0.83%, 5.56%, 1.24%, 0.56% and 2.07%, respectively.

•	Prior to the offering, Media Power Limited Partnership, or Media Power, owned 236,610 shares, or approximately 2.5%, of our outstanding common stock, 9,432 shares, or approximately 3%, of our outstanding series A preferred stock and 400 shares, or approximately 1%, of our outstanding series C preferred stock and, upon completion of this offering and conversion of these shares of series C preferred stock, received 53,427 shares of our common stock, 2,055 shares of our series A preferred stock and 400 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $1,872,054. Mr. Dolan, Cherry Tree Core Growth Fund, L.L.L.P., an affiliate of Cherry Tree, Adam Smith Growth Partners, L.P. and several employees of Cherry Tree are limited partners of Media Power. Mr. Christianson is the chairman of Adam Smith Companies, LLC, which is a general partner of Media Power, as well as the general partner of Adam Smith Growth Partners, L.P., a limited partner of Media Power. Messrs. Dolan and Bergstrom and several other employees of Cherry Tree are also special limited partners of Media Power. Messrs. Dolan and Bergstrom, Cherry Tree Core Growth Fund, L.L.L.P., Adam Smith Growth Partners, L.P. and Adam Smith Companies LLC own membership interests in Media Power of 10%, 1.4%, 25.1%, 2.1% and 3.9%, respectively.
          No payments for such offering expenses were made directly or indirectly to (1) any of our directors, officers or their associates, (2) any person(s) owning 10% or more of any class of our equity securities or (3) any of our affiliates, except that we agreed to reimburse the selling stockholders, including selling stockholders affiliated with certain of our directors and/or owning 10% or more of our common stock, for the legal fees they incurred in connection with the offering. To date, we have not received an invoice from the counsel appointed to represent such selling stockholders.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits

Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of Dolan Media Company.

3.2	Second Amended and Restated Bylaws of the Company.

10.1	Second Amended and Restated Credit Agreement, dated as of August 8, 2007, among the Company, its consolidated subsidiaries, the banks from time to time party thereto, LaSalle Bank National Association, as one of the banks and as Syndication Agent, Associated Bank National Association and Bank of the West, each as one of the banks and as Co-Documentation Agents, and U.S. Bank National Association, as one of the banks, LC bank and Lead Arranger and as agent for the banks. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on August 13, 2007 (Registration No. 001-33603).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLAN MEDIA COMPANY
Date: September 14, 2007	By:	/s/ James P. Dolan
James P. Dolan
Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2007	By:	/s/ Scott J. Pollei
Scott J. Pollei
Chief Financial Officer (Principal Financial Officer)

Date: September 14, 2007	By:	/s/ Vicki J. Duncomb
Vicki J. Duncomb
Vice President, Finance (Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Dolan Media Company.

3.2	Second Amended and Restated Bylaws of the Company.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith