Form 10-Q
period 2007-09-30
Dolan Media CO
filed 2007-11-13
CIK 1396838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to                     .
Commission File Number: 001-33603
Dolan Media Company
(Exact name of registrant as specified in its charter)

Delaware	43-2004527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
706 Second Avenue South
Suite 1200
Minneapolis, Minnesota 55402
(Address, including zip code of registrant’s principal executive offices)
(612) 317-9420
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of November 12, 2007, there were 25,088,117 outstanding shares of Common Stock, par value $.001, of the registrant.

DOLAN MEDIA COMPANY
QUARTER ENDED SEPTEMBER 30, 2007

i

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Dolan Media Company
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$4,041	$786
Accounts receivable (net of allowances for doubtful accounts of $1,117, and $1,014 as of September 30, 2007 and December 31, 2006, respectively)	19,383	15,679
Prepaid expenses and other current assets	2,302	2,187
Deferred income taxes	152	152

Total current assets	25,878	18,804
Investments	18,322	18,065
Property and equipment, net	11,589	8,230
Finite-life intangible assets, net	77,531	65,881
Goodwill	79,030	72,690
Other assets	1,960	2,449

Total assets	$214,310	$186,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$5,076	$7,031
Accounts payable	6,208	4,438
Accrued compensation	3,364	3,526
Accrued liabilities	2,937	1,448
Due to sellers of acquired businesses	600	600
Deferred revenue	10,927	10,752

Total current liabilities	29,112	27,795
Long-term debt, less current portion	48,130	72,760
Deferred income taxes	4,034	4,034
Deferred revenue and other liabilities	2,600	1,829
Series C mandatorily redeemable, convertible, participating preferred stock, $0.001 par value; authorized: 40,000 shares; issued and outstanding: 0 shares as of September 30, 2007 and 38,132 shares as of December 31, 2006	—	73,292
Series B mandatorily redeemable, nonconvertible preferred stock, $0.001 par value; authorized: 40,000 shares; issued and outstanding: 0 shares as of September 30, 2007 and December 31, 2006	—	—
Series A mandatorily redeemable, nonconvertible preferred stock, $.001 par value; authorized 550,000 shares; issued and outstanding: 0 shares as of September 30, 2007 and 287,000 shares as of December 31, 2006	—	35,037

Total liabilities	83,876	214,747

Minority interest in consolidated subsidiary	4,661	247

Commitments and contingencies (Notes 4 and 5)
Stockholders’ equity (deficit)
Common stock, $0.001 par value; authorized: 70,000,000 shares; issued and outstanding: 25,088,804 shares as of September 30, 2007 and 9,324,000* shares as of December 31, 2006	25	1
Additional paid-in capital	212,086	303
Accumulated deficit	(86,338)	(29,179)

Total stockholders’ equity (deficit)	125,773	(28,875)

Total liabilities and stockholders’ equity (deficit)	$214,310	$186,119

*	Adjusted to reflect a 9 for 1 stock split as described in Note 8.
See Notes to Unaudited Condensed Consolidated Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues
Business Information	$20,962	$17,810	$62,030	$54,465
Professional Services	17,362	10,970	49,044	24,934

Total revenues	38,324	28,780	111,074	79,399

Operating expenses
Direct operating: Business Information	7,363	6,473	21,140	19,613
Direct operating: Professional Services	5,332	3,217	15,737	7,799
Selling, general and administrative	15,860	10,892	45,443	31,821
Amortization	1,871	1,315	5,585	3,601
Depreciation	1,206	634	2,851	1,728

Total operating expenses	31,632	22,531	90,756	64,562
Equity in earnings of Detroit Legal News Publishing, LLC, net of amortization of $364 and $347 for the three months ended September 30, 2007 and 2006, respectively, and $1,082 and $1,156 for the nine months ended September 30, 2007 and 2006, respectively	1,611	791	3,856	1,782

Operating income	8,303	7,040	24,174	16,619

Non-operating expense
Non-cash interest expense related to redeemable preferred stock	(9,872)	(10,019)	(66,132)	(23,470)
Interest expense, net	(3,190)	(2,404)	(6,618)	(4,868)
Other expense	(8)	(6)	(21)	(26)

Total non-operating expense	(13,070)	(12,429)	(72,771)	(28,364)

Loss from operations before income taxes and minority interest	(4,767)	(5,389)	(48,597)	(11,745)
Income tax expense	(1,657)	(1,484)	(5,764)	(3,992)
Minority interest in net income of subsidiary	(1,091)	(649)	(2,798)	(1,238)

Net loss	$(7,515)	$(7,522)	$(57,159)	$(16,975)

Net loss per share:*
Basic and diluted	$(0.38)	$(0.81)	$(4.46)	$(1.84)
Weighted average shares outstanding:*
Basic and diluted	19,675,101	9,336,131	12,812,282	9,230,373

*	Adjusted to reflect a 9 for 1 stock split as described in Note 8.
See Notes to Unaudited Condensed Consolidated Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(57,159)	$(16,975)
Distributions received from Detroit Legal News Publishing, LLC	4,200	2,800
Minority interest distributions paid	(1,814)	(1,015)
Non-cash operating activities:
Amortization	5,585	3,601
Depreciation	2,851	1,728
Stock-based compensation expense	564	—
Deferred income taxes	—	112
Change in value of interest rate swap and accretion of interest on note payable	698	234
Equity in earnings of Detroit Legal News Publishing, LLC	(3,856)	(1,782)
Minority interest	2,798	1,238
Non-cash interest related to redeemable preferred stock	66,611	23,570
Amortization of debt issuance cost	696	613
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(3,705)	(615)
Prepaid expenses and other current assets	(707)	(124)
Other assets	28	(231)
Accounts payable and accrued liabilities	4,313	2,002
Deferred revenue	(767)	(305)

Net cash provided by operating activities	20,336	14,851

Cash flows from investing activities
Acquisitions and investments	(17,335)	(42,262)
Capital expenditures	(5,724)	(1,598)
Other	130	40

Net cash used in investing activities	(22,929)	(43,820)

Cash flows from financing activities
Net payments on senior revolving note	—	(13,500)
Proceeds from borrowings on senior term notes	10,000	56,350
Payments on senior long-term debt	(39,750)	(4,500)
Proceeds from initial public offering, net of underwriting discount	141,593	—
Redemption of preferred stock	(101,089)	—
Payments of offering costs	(3,985)	—
Payments of deferred financing costs	(891)	(777)
Other	(30)	(69)

Net cash provided by financing activities	5,848	37,504

Net increase in cash and cash equivalents	3,255	8,535
Cash and cash equivalents at beginning of period	786	2,348

Cash and cash equivalents at end of period	$4,041	$10,883

See Notes to Unaudited Condensed Consolidated Financial Statements

Dolan Media Company
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
Year Ended December 31, 2006 and
Nine Months Ended September 30, 2007
(unaudited)
(In thousands, except share data)

	Common Stock		Additional
	Shares*	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance (deficit) at December 31, 2006	9,324,000	$1	$303	$(29,179)	$(28,875)
Net loss	—	—	—	(57,159)	(57,159)
Stock based compensation expense	—	—	564	—	564
Preferred stock series C conversion	5,093,155	5	73,844	—	73,849
Initial public offering proceeds, net of underwriting discount and offering costs	10,500,000	11	137,383	—	137,394
Issuance of restricted stock, net of forfeitures	171,649	—	—	—	—
Other	—	8	(8)	—	—

Balance (deficit) at September 30, 2007	25,088,804	$25	$212,086	$(86,338)	$125,773

*	Adjusted to reflect a 9 for 1 stock split as described in Note 8.
See Notes to Unaudited Consolidated Financial Statements

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Significant Accounting Policies
          Basis of Presentation: The unaudited condensed consolidated financial statements of Dolan Media Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006 included in the Company’s prospectus filed on August 2, 2007 with the Securities and Exchange Commission pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended.
          In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full calendar year.
          The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
          Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements are: purchase accounting; valuation of the Company’s equity securities; accounting for and analysis of potential impairment of goodwill; other intangible assets and other long-lived assets; accounting for share-based compensation; income tax accounting; and allowances for doubtful accounts.
          Recently Issued Accounting Standards: On February 15, 2007, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are not met. SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the potential impact of adopting this standard.
          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 157 will have, if any, on the Company’s financial statements.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
          Recently Adopted Accounting Pronouncement: The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, commonly referred to as FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $153,000 of unrecognized income tax benefits. All of the unrecognized income tax benefits, if recognized, would favorably affect its effective income tax rate in future periods. There were no material adjustments for the unrecognized income tax benefits in the three and nine months ended September 30, 2007.
          The Company is subject to United States federal income tax, as well as income tax of multiple state jurisdictions. Currently, no federal or state jurisdiction is examining the Company’s income tax returns. The Company has used net operating losses from tax years ended 2000 through 2006. As a result, the Company’s federal income tax returns for those tax years are open to examination for an additional three year period, beginning with the tax year immediately following the tax year in which the Company fully used the net operating loss from such prior tax year. In states where the Company’s operations have generated net operating losses, its state returns will be open for examination for a similar three year period.
          The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, the Company had $36,000 of accrued interest related to uncertain tax positions.
          The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within twelve months of adoption of FIN 48. Insignificant amounts of interest expense will continue to accrue.
Note 2. Accounts Receivable
          Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historic trends and other information.
          Activity in the allowance for doubtful accounts was as follows (in thousands):

			Provision
			(Reduction) for
	Beginning		Doubtful	(Write offs)
	Balance	Acquisitions	Accounts	Recoveries	Ending Balance

For the nine months ended September 30, 2007	$1,014	$—	$506	$(403)	$1,117
For the nine months ended September 30, 2006	$1,175	$—	$(112)	$(171)	$892
Note 3. Basic and Diluted Loss Per Share
Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. The Company believes that the series C preferred stock (which was redeemed in connection with the Company’s initial public offering) was a participating security because the holders of the convertible preferred stock participated in any dividends paid on the Company’s common stock on an as converted basis. Consequently, the two-class method of income

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
allocation was used in determining net income (loss), except during periods of net losses. Under this method, net income (loss) was allocated on a pro rata basis to the common and Series C preferred stock to the extent that each class may share in income for the period had it been distributed. Diluted per share amounts assumed the conversion, exercise, or issuance of all potential common stock instruments (see Note 12 for information on stock options) unless their effect was anti-dilutive, thereby reducing the loss per share or increasing the income per share.
          The following table computes basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(7,515)	$(7,522)	$(57,159)	(16,975)

Basic:
Weighted average common shares outstanding	19,777	9,336	12,847	9,230
Weighted average common shares of unvested restricted stock	(102)	—	(35)	—
Weighted average common shares equivalents of convertible preferred stock	—	—	—	—

Shares used in the computation of basic net loss per share	19,675	9,336	12,812	9,230

Net loss per share — basic	$(0.38)	$(0.81)	$(4.46)	$(1.84)

Diluted:
Shares used in the computation of basic net loss per share	19,675	9,336	12,812	9,230
Employee and non-employee director stock options	—	—	—	—
Unvested restricted stock	—	—	—	—

Shares used in the computation of diluted net loss per share	19,675	9,336	12,812	9,230

Net loss per share — diluted	$(0.38)	$(0.81)	$(4.46)	$(1.84)

          For the three and nine months ended September 30, 2007, options to purchase 147,000 and 0 weighted shares of common stock, respectively, were excluded from the computation because their effect would be anti-dilutive. In 2006, no anti-dilutive shares were excluded related to stock options as no stock options were outstanding in the three and nine months ended September 30, 2006.
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
2007 Acquisitions:
          Feiwell & Hannoy P.C.: On January 9, 2007, American Processing Company, or APC, a majority owned subsidiary of the Company, acquired the mortgage default processing service business of Feiwell & Hannoy P.C., an Indiana law firm, for the following consideration: (i) $13.0 million cash, (ii) a non-interest bearing note (discounted at 13%) with a face amount of $3.5 million payable in two equal annual installments of $1.75 million beginning on January 9, 2008, and (iii) a 4.5% membership interest in APC that had an estimated fair value on January 9, 2007 of $3.4 million. In addition, the Company incurred acquisition costs of approximately $626,000. The Company used a market approach to estimate

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
the fair value of the APC membership interest issued to Feiwell & Hannoy. The results of Feiwell & Hannoy’s mortgage default processing service operations are included in the Company’s unaudited condensed consolidated financial statements beginning January 9, 2007. In connection with the acquisition of Feiwell & Hannoy, APC appointed the managing attorneys of Feiwell & Hannoy as vice presidents of APC. As a result of this acquisition, the Company’s ownership interest in APC was diluted from 81% to 77.4%.
          Of the $20.3 million of acquired intangibles, the Company has preliminarily allocated $15.3 million to a long-term service agreement, which is being amortized over 15 years, representing its initial contractual term. The Company preliminarily allocated the remaining $5.0 million of the purchase price to goodwill. The goodwill is tax deductible and was allocated to the Professional Services segment of the Company. The Company engaged an independent third-party valuation firm to assist it in estimating the fair value of the service agreement. The value of the service agreement was estimated using a discounted cash flow analysis (income approach) assuming a 4% revenue growth and a 24% discount rate. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in connection with this acquisition (i.e., goodwill) because the acquired business is a complement to APC and the Company anticipated cost savings and revenue synergies through combined general and administrative and corporate functions. The Company does not believe that any of these considerations resulted in separately identifiable intangible assets.
          In connection with this acquisition, APC amended and restated its operating agreement to allow Feiwell & Hannoy and the other minority interest holder of APC, Trott & Trott, PC, the individual right to require APC to purchase all or any portion of their respective membership interest for a purchase price equal to 6.25 times the trailing twelve month EBITDA of APC. Feiwell & Hannoy and Trott & Trott can each exercise this right for a period of six months after August 7, 2009. If Feiwell & Hannoy or Trott & Trott fail to exercise this right within the allowable time period, APC’s obligation to purchase the membership interest of that minority interest holder terminates. The Company does not have the right to require APC to repurchase all or any portion of its membership interest in APC.
          Venture Publications Inc.: On March 30, 2007, the Company purchased the publishing assets of Venture Publications, Inc. in Jackson, Mississippi, for $2.8 million plus acquisition costs of approximately $59,000. The Company may be obligated to make an additional payment of up to $600,000 provided certain revenue targets are met. The assets included the Mississippi Business Journal and its related publishing assets and an annual business trade show. These assets are a part of the Company’s Business Information segment.
          Of the $2.8 million of acquired intangibles, the Company has preliminarily allocated $800,000 to newspaper trade names/mastheads, which is being amortized over 30 years; $630,000 to advertiser lists, which is being amortized over 10 years; $100,000 to subscriber lists, which is being amortized over seven years; and $1.3 million to goodwill. The goodwill is tax deductible and was allocated to the Company’s Business Information segment. The Company engaged an independent third-party valuation firm to assist it in estimating the fair value of the finite-lived intangible assets. The value of these intangibles was estimated using a discounted cash flow analysis (income approach) assuming a 13% weighted average cost of capital. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in connection with this acquisition (i.e., goodwill) because Mississippi Business Journal represented an attractive newspaper platform with stable cash flows. In addition, the Company expected that this acquisition would allow the Company to leverage its existing business information platform.
          The following table provides further unaudited information on the Company’s preliminary purchase price allocation for the aforementioned 2007 acquisitions. The purchase price is preliminary

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
pending completion of the final valuation of intangible assets associated with those transactions. The preliminary allocation of the purchase price is as follows (in thousands):

	Feiwell &	Venture
	Hannoy	Publications	Total

Assets acquired and liabilities assumed at their estimated fair market values:
Property and equipment	$565	$33	$598
APC long-term service contract	15,300	—	15,300
Other finite-life intangible assets	—	1,530	1,530
Goodwill	5,044	1,296	6,340
Operating liabilities assumed	(934)	—	(934)

Total consideration paid, including direct expenses	$19,975	$2,859	$22,834

          2006 Acquisitions: In March 2006, the Company acquired an 81% membership interest in APC from Trott & Trott for $40 million in cash and 450,000 shares of the Company’s common stock. As discussed above, as a result of the acquisition of Feiwell & Hannoy’s mortgage default processing services business, the Company’s membership interest in APC was diluted to 77.4% of the outstanding interests in APC. In October 2006, the Company acquired substantially all of the publishing assets of the Watchman Group, a group of publications based in St. Louis, Missouri, from Happy Sac International Co. for $3.1 million. In November 2006, APC purchased the mortgage default processing services business of Robert A. Tremain & Associates, a Michigan law firm, for $3.6 million, including transaction costs of $223,000.
          Pro Forma Information: Actual results of operations of the companies acquired in 2006 and during the nine months ended September 30, 2007, are included in the condensed consolidated financial statements from the dates of acquisition, which are unaudited for the three and nine months ended September 30, 2007 and 2006. The unaudited pro forma condensed consolidated statement of operations information of the Company set forth below gives effect to the acquisitions discussed above using the purchase method as if the acquisitions in each year occurred on January 1 of those years. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year (in thousands, except per share data):

	Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	$38,324	$29,592	$112,045	$87,326
Net loss	(7,515)	(7,506)	(57,124)	(16,971)
Net loss per share:
Basic and diluted	$(0.38)	$(0.80)	$(4.46)	$(1.82)

Pro forma weighted average shares outstanding, basic and diluted	19,675	9,336	12,812	9,349
Note 5. Investments
          Investments consisted of the following at September 30, 2007 and December 31, 2006 (in thousands):

	Accounting	Percentage	September 30,	December 31,
	Method	Ownership	2007	2006
Detroit Legal News Publishing, LLC	Equity	35	$17,422	$17,165
GovDelivery, Inc.	Cost	15	900	900

			$18,322	$18,065

          The Company owns a 35% membership interest of Detroit Legal News Publishing, LLC, or DLNP, which it acquired on November 30, 2005. The Company accounts for this investment using the

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
equity method. The Company recorded approximately $1.6 million, $3.9 million, $791,000 and $1.8 million as its equity in the income of DLNP for the three and nine months ended September 30, 2007 and 2006, respectively. The DLNP operating agreement provides for the Company to receive quarterly distributions based on its ownership percentage. Distributions received for the three and nine months ended September 30, 2007 and 2006, were $1.4 million, $4.2 million, $700,000 and $2.8 million, respectively. In accordance with the terms of the purchase agreement for the DLNP membership interest, the Company is required to pay additional consideration of up to $600,000 to the sellers of the DLNP membership interest within ninety days of December 31, 2007 if DLNP’s EBITDA for the twelve months ending December 31, 2007 exceeds $8.5 million. As of September 30, 2007, DLNP has satisfied this EBITDA target and, accordingly, the Company has accrued an additional $600,000 that will be paid to the sellers of DLNP membership interests if the EBITDA target is satisfied as of December 31, 2007. The Company has accounted for this earn-out as additional purchase price.
          DLNP publishes one daily and seven weekly court and commercial newspapers located in southeastern Michigan. Summarized unaudited financial information for DLNP for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$11,609	$7,510	$30,698	$20,663
Expenses	6,034	4,275	16,645	12,318

Operating income	$5,575	$3,235	$14,053	$8,345

Net income	$5,644	$3,252	$14,109	$8,393

Company’s 35% share of net income	$1,975	$1,138	$4,938	$2,938
Less amortization of intangible assets	364	347	1,082	1,156

Equity in earnings of DLNP	$1,611	$791	$3,856	$1,782

          Estimated future intangible asset amortization expense in connection with the DLNP membership interest as of September 30, 2007, is as follows (in thousands):

For the year ending December 31,
2007 (remainder of year)	$377
2008	1,508
2009	1,508
2010	1,508
2011	1,508
Thereafter	5,905

Total	$12,314

Note 6. Goodwill and Finite-life Intangible Assets
          Goodwill: Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to acquired tangible and identified intangibles assets and assumed liabilities. Identified intangible assets represent assets that lack physical substance but can be distinguished from goodwill.
          The following table represents the balances as of December 31, 2006 and September 30, 2007, and changes in goodwill by reporting segment for the nine months ended September 30, 2007 (in thousands):

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements

	Business	Professional
	Information	Services	Total
Balance as of December 31, 2006	$57,322	$15,368	$72,690
Feiwell & Hannoy P.C	—	5,044	5,044
Venture Publications Inc.	1,296	—	1,296

Balance as of September 30, 2007	$58,618	$20,412	$79,030

          Finite-Life Intangible Assets: The following table summarizes the components of finite-life intangible assets as of September 30, 2007 and December 31, 2006 (in thousands except amortization periods):

	Amortization	As of September 30, 2007			As of December 31, 2006
	Period		Accumulated		Gross	Accumulated
	(Years)	Gross Amount	Amortization	Net	Amount	Amortization	Net
Mastheads and trade names	30	$11,298	$(1,307)	$9,991	$10,498	$(1,031)	$9,467
Advertising customer lists	5-11	13,441	(4,428)	9,013	12,811	(3,484)	9,327
Subscriber customer lists	7-14	7,311	(1,817)	5,494	7,211	(1,395)	5,816
Professional services customer lists	7	6,982	(2,424)	4,558	6,982	(1,676)	5,306
Noncompete agreements	5	750	(144)	606	750	(32)	718
APC long-term service contracts	15	46,300	(4,037)	42,263	31,000	(1,722)	29,278
Customer relationship	14	3,283	(210)	3,073	3,283	(38)	3,245
Sunwel contract	7	2,821	(389)	2,432	2,821	(97)	2,724
Exhibitor customer list	1	404	(303)	101	—	—	—

Total intangibles		$92,590	$(15,059)	$77,531	$75,356	$(9,475)	$65,881

          Amortization expense for finite-life intangible assets for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 was approximately $1.9 million, $5.6 million, $1.3 million and $3.6 million, respectively.
          Estimated future intangible asset amortization expense as of September 30, 2007, is as follows (in thousands):

2007 (remainder of year)	$1,858
2008	7,076
2009	7,076
2010	7,023
2011	6,965
Thereafter	47,533

Total	$77,531

Note 7. Long-Term Debt
          The following is a summary of indebtedness outstanding (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due December 2012, replaced by new term debt payable in quarterly installments with a balloon payment due August 8, 2014	$50,000	$79,750
Senior variable-rate revolving note, due August 8, 2012	—	—

Total senior secured debt	50,000	79,750
Unsecured note payable	3,195	—
Capital lease obligations	11	41

	53,206	79,791
Less current portion	5,076	7,031

Long-term debt, less current portion	$48,130	$72,760

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
          Senior Secured Debt: The Company and its consolidated subsidiaries have a credit agreement with U.S. Bank, NA and other syndicated lenders, referred to collectively as U.S. Bank, for a $200.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility in an aggregate amount of up to $150.0 million with a final maturity date of August 8, 2012. The credit facility is governed by the terms and conditions of a Second Amended and Restated Credit Agreement dated August 8, 2007. In accordance with the terms of this credit agreement, if at any time the outstanding principal balance of revolving loans under the revolving credit facility exceeds $25.0 million, such revolving loans will convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of August 8, 2014.
          Prior to August 8, 2007, the Company had a credit facility with U.S. Bank that consisted of a variable rate term note and a variable rate revolving note. The Company and U.S. Bank amended that original credit facility on March 14, 2006 in connection with the acquisitions of APC and Watchman Group to increase the term note to $85.0 million and approve those acquisitions. There was no change to the $15.0 million revolving line of credit in connection with this amendment. In August, 2006, the Company and U.S. Bank further amended that original credit facility to approve the remaining acquisitions that occurred in fiscal year 2006. In connection with the acquisition of Feiwell & Hannoy’s mortgage default processing services business, the Company borrowed $13.0 million on the revolving note on January 8, 2007 to pay the cash portion of the purchase price. On March 27, 2007, the Company and U.S. Bank further amended that credit facility to increase the term loan by $10.0 million to $95.0 million, to approve the proposed initial public offering, to permit the Company’s redemption of the preferred stock and to waive the requirement that the Company use the offering proceeds to repay the senior secured debt. Under the original credit facility, as amended, the Company borrowed $10.0 million of additional term loans, the proceeds of which the Company used to repay a portion of the revolving notes.
          On August 7, 2007, the Company used $30.0 million of net proceeds from its initial public offering to repay a portion of the outstanding principal balance of the variable term loans outstanding under the original credit facility. Immediately prior to this partial repayment, there was an aggregate amount of approximately $86.1 million in term loans and approximately $3.0 million in revolving loans outstanding. The final maturity date for these term loans and revolving loans was December 31, 2012 and December 31, 2008, respectively. On August 8, 2007, the Company and U.S. Bank amended and restated the credit agreement, creating the original credit facility as set forth in the Second Amended and Restated Credit Agreement. The remaining balance of the variable term loans and outstanding revolving loans under the new credit facility was converted to $50.0 million of term loans and $9.1 million of revolving loans under the new (and now-existing) credit facility. The Company expects to use the remaining availability under this credit facility for working capital, potential acquisitions, and other general corporate purposes.
          The credit facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its subsidiaries, including a pledge of all of the stock of such subsidiaries except for the minority interests in APC, which are owned by Trott & Trott and Feiwell & Hannoy (approximately 22.6% of the ownership interests in APC in the aggregate). Borrowings under the credit facility accrue interest, at the Company’s option, based on the prime rate or LIBOR plus a margin that fluctuates on the basis of the ratio of the Company’s total liabilities to the Company’s pro forma EBITDA. The margin on the prime rate loans may fluctuate from 0% to 0.5% and the margin on the LIBOR loans may fluctuate between 1.5% and 2.5%. If the Company elects to have interest accrue (i) based on the prime rate, then such interest is due and payable on the last day of each month, or (ii) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that the Company elected, provided that if the applicable interest period is longer than three months, interest will be due and payable in three month intervals.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
          At September 30, 2007, the weighted-average interest rate on the senior term note was 6.8%. The Company is also required to pay customary fees with respect to the credit facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the revolving portion of its credit facility.
          The credit facility includes negative covenants, including restrictions on the Company’s and its consolidated subsidiaries’ ability to incur debt, grant liens, consummate certain acquisitions, mergers, consolidations and sales of all or substantially all of its assets, pay dividends, redeem or repurchase shares, or make other payments in respect of capital stock to its stockholders. The credit facility contains customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. The credit facility also requires that, as of the last day of any fiscal quarter, the Company and its consolidated subsidiaries not permit their senior leverage ratio to be more that 4.5 to 1.00 and fixed charge coverage ratio to be less than 1.20 to 1.0. Additionally, if the Company receives proceeds from the future sale of its securities, the Company is required to prepay to U.S. Bank fifty percent of such cash proceeds (net of cash expenses paid in connection with such sale) in payment of any then-outstanding debt. At September 30, 2007, the Company had available capacity of approximately $130 million on its credit facility, after taking into account the senior leverage ratio requirements under the credit facility.
          Unsecured Note Payable: On January 8, 2007, in connection with the acquisition of Feiwell & Hannoy’s mortgage default processing services business and as partial payment of the purchase price, APC issued a non-interest bearing promissory note (discounted at 13%) in favor of Feiwell & Hannoy in the principal amount of $3.5 million. The note is payable in two equal annual installments of $1.75 million beginning January 9, 2008. The Company has guaranteed APC’s payment obligations under this Note.
Approximate future maturities of total debt are as follows (in thousands):

2007 (remainder of the year)	$625
2008	5,329
2009	5,502
2010	5,250
2011	7,250
2012	9,750
Thereafter	19,500

Total	$53,206

Note 8. Common and Preferred Stock
          Authorized Shares and Stock Split: In connection with its initial public offering, the Company (i) amended and restated its certificate of incorporation to increase the number of authorized shares of common stock from 2,000,000 to 70,000,000 and preferred stock from 1,000,000 to 5,000,000 and (ii) effected a 9 for 1 stock split of the Company’s outstanding shares of common stock through a dividend of 8 shares of common stock for each share of common stock outstanding immediately prior to the consummation of the initial public offering. The Company’s board of directors approved the increase in authorized shares on June 22, 2007 and the stock split on July 10, 2007. All references to share and per share amounts in these condensed financial statements and notes have been adjusted retroactively for all periods presented to reflect the foregoing.
          Accordingly, as of September 30, 2007, the Company had authorized 70,000,000 shares of common stock and 5,000,000 shares of preferred stock. The preferred stock was further divided as follows: 550,000 shares were designated as Series A redeemable, nonconvertible preferred stock, 40,000

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
shares stock were designated as Series B redeemable, nonconvertible preferred stock, and 40,000 shares were designated as Series C redeemable, convertible, participating preferred stock, and the remaining shares of preferred stock remained undesignated and available for issuance by the Company. On September 30, 2007, there were no shares of preferred stock issued and outstanding and 25,088,804 shares of common stock issued and outstanding. On August 7, 2007, the Company completed its initial public offering of 10,500,000 shares of common stock (exclusive of 2,956,522 shares sold by selling stockholders and 2,018,478 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from certain selling stockholders) at a price of $14.50 per share, raising approximately $137.4 million, which is net of the underwriters’ discount of $10.5 million and other offering costs of $4.2 million.
          Series A preferred stock: The Company’s series A preferred stock ($28,700,000 at issuance) was issued in July 2003 in conjunction with the Company’s formation. Prior to the consummation of the initial public offering, there were 287,000 shares of series A preferred stock issued and outstanding. The series A preferred stock ranked senior to the common stock. The series A preferred stock was nonvoting and was entitled to an accrued dividend of 6% of the original issue price per share plus accumulated unpaid dividends, compounded annually, from the date of issuance. Cumulative unpaid dividends of approximately $0.2 million, $1.2 million, $0.5 million and $1.5 million for the three and nine months ended September 30, 2007 and 2006, respectively, were added to the Series A preferred stock balance on the face of the consolidated balance sheet. The series A preferred stock was subject to mandatory redemption at $100 per share, plus accumulated dividends on July 31, 2010. The Company used the proceeds of its initial public offering to redeem all issued shares of series A preferred stock as further described below under “Redemption of Preferred Stock.”
          Series B preferred stock: Prior to the initial public offering, there were no shares of series B preferred stock issued and outstanding. The series B preferred stock was entitled to a cumulative dividend at an annual rate of 6% of the original issue price per share plus accumulated unpaid dividends, compounded quarterly (which was increased to 8% effective March 2006 and subsequently reduced to 6% in July 2007), from the date of issuance.
          Series C preferred stock: The Company’s series C preferred stock was issued in September and November 2004 in conjunction with its acquisition of Lawyers Weekly, Inc. and related refinancing. Prior to the consummation of the initial public offering, there were 38,132 shares of series C preferred stock issued and outstanding. In connection with the issuance of the series C preferred stock, the Company sold each share of series C preferred stock for $1,000, raising approximately $38,132,000. The series C preferred stock ranked senior to the series A preferred stock and the common stock. The series C preferred stock voted as if converted into common stock. The series C preferred stock was subject to mandatory redemption of $1,000 per share plus accumulated dividends on July 31, 2010. In addition to the mandatory redemption, each share of series C preferred stock was entitled to convert into (1) one share of $1,000 redemption value series B cumulative redeemable shares, (2) approximately 5 shares of series A preferred stock at September 30, 2007, and (3) approximately 135 shares of common stock. The series C preferred stock was entitled to a cumulative dividend at an annual rate of 6% of the original issue price per share plus accumulated unpaid dividends, compounded quarterly (which was increased to 8% effective March 2006 and subsequently reduced to 6% in July 2007), from the date of issuance. The Company has recorded the reduction in the dividend as a $2.8 million decrease in non-cash interest expense related to redeemable preferred stock for the three and nine months ended September 30, 2007.
          During the three and nine months ended September 30, 2007 and 2006, respectively, the Company recorded the related dividend accretion for the change in fair value of the series C preferred stock in the amount of $9.7 million, $64.9 million, $9.5 million and $22.0 million, respectively, as interest expense. The interest expense recorded by the Company for the dividend accretion for the change

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
in fair value of its series C preferred stock for 2007 was for the period up to August 7, 2007, the date on which all shares of series C preferred stock were converted into shares of series A preferred stock, series B preferred stock and common stock and on which the Company redeemed all shares of series A preferred stock and series B preferred stock, including those issued upon conversion of the series C preferred stock. Given the absence of an active market for the Company’s common stock, the Company conducted a contemporaneous valuation analysis to help it estimate the fair value of the Company’s common stock that was used to value the conversion option for the 2006 periods. A variety of objective and subjective factors were considered to estimate the fair value of the common stock. Factors considered included contemporaneous valuation analysis using the income and market approaches, the likelihood of achieving and the timing of a liquidity event, such as an initial public offering or sale of the Company, the cash flow and EBITDA-based trading multiples of comparable companies, including the Company’s competitors and other similar publicly-traded companies, and the results of operations, market conditions, competitive position and the stock performance of these companies. In particular, the Company used the current value method to determine the estimated fair value of its securities by allocating its enterprise value among its different classes of securities. The Company considered such method more applicable than the probability weighted expected return method because of the terms of its redeemable preferred stock.
          For the period ended September 30, 2007, the Company used the initial public offering price of $14.50 per share as the fair value of its common stock to determine the fair value of the series C preferred stock and to calculate the non-cash interest expense related to redeemable preferred stock. The series C preferred stock had been recorded on the audited balance sheet net of unaccreted issuance costs of $479,000 at December 31, 2006. As of September 30, 2007, the Company wrote off all unaccreted issuance costs of $412,000 as all shares of series C preferred stock (including all accrued and unpaid dividends) were converted into shares of series A preferred stock, series B preferred stock and an aggregate of 5,093,155 shares of common stock in connection with the Company’s initial public offering.
          Redemption of Preferred Stock. The Company used $101.1 million of the net proceeds of the initial public offering to redeem all of the outstanding shares of series A preferred stock (including all accrued and unpaid dividends and shares issued upon conversion of the series C preferred stock) and series B preferred stock (including shares issued upon conversion of the series C preferred stock).
Note 9. Income Taxes
          The provision of income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. For the nine months ended September 30, 2007 and 2006, the Company used an effective tax rate of 39% and 37%, respectively, based on its annual projected income in accordance with APB No. 28. Pursuant to the principles of APB No. 28 and FIN 18, the Company has treated the dividend accretion deduction reflected in its ordinary income, as an unusual item in computing its annual effective tax rate. This deduction was associated with the Company’s non-cash interest expense related to its Series C preferred stock
          The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $153,000 of unrecognized income tax benefits. All of the unrecognized income tax benefits, if recognized, would favorably affect its effective income tax rate in future periods. There were no significant adjustments for the unrecognized income tax benefits in the first nine months of 2007.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
Note 10. Major Customers and Related Parties
          APC, the Company’s majority owned subsidiary, has only two mortgage default processing services customers, Trott & Trott and Feiwell & Hannoy. Those customers are related parties. The Company has fifteen-year service contracts with Trott & Trott and Feiwell & Hannoy, expiring in 2021 and 2022, respectively, which renew automatically for up to two successive ten year periods unless either party elects to terminate the term then in effect, upon prior written notice. Trott & Trott and Feiwell & Hannoy pay APC monthly for APC’s services.
          David Trott, president of APC, is also the managing attorney of Trott & Trott. The Company’s wholly-owned subsidiary, Lawyers Weekly Inc., and APC lease office space from a partnership, NW13 LLC, a majority of which is owned by David Trott. Feiwell & Hannoy owns a 4.5% membership interest in APC, and Michael J. Feiwell and Douglas J. Hannoy, employees and vice presidents of APC, are the sole shareholders and the principal attorneys of Feiwell & Hannoy.
Note 11. Reportable Segments
          The Company’s two reportable segments consist of its Business Information Division and its Professional Services Division. Reportable segments were determined based on the types of products sold and services performed. The Business Information Division provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information Division generates revenues from display and classified advertising, public notices, circulation (primarily consisting of subscriptions) and sales from commercial printing and database information. The Professional Services Division comprises two operating units providing support to the legal market. These are Counsel Press, LLC, which provides appellate services, and APC, which provides mortgage default processing services. Both of these operating units generate revenues through fee-based arrangements. In addition, certain administrative activities are reported and allocated as part of corporate-level expenses.
          Information as to the operations of our two segments as presented to and reviewed by the Company’s chief operating decision maker, who is its Chief Executive Officer, is set forth below. The accounting policies of each of the Company’s segments are the same. Segment assets or other balance sheet information are not presented to the Company’s chief operating decision maker. Accordingly, the Company has not presented information relating to segment assets. Furthermore, all of the Company’s revenues are generated in the United States. Unallocated corporate level expenses, which include costs related to the administrative functions performed in a centralized manner and not attributable to particular segments (e.g., executive compensation expense, accounting, human resources and information technology support), are reported in the reconciliation of the segment totals to related consolidated totals as “Corporate” items. There have been no significant intersegment transactions for the periods reported.
          These segments reflect the manner in which the Company sells its products to the marketplace and the manner in which it manages its operations and makes business decisions.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
          The tables below reflect summarized financial information concerning the Company’s reportable segments for the three months and nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended September 30, 2007
	Business	Professional
	Information	Services	Corporate	Total
Revenues	$20,962	$17,362	$—	$38,324
Operating expenses	15,711	10,062	2,782	28,555
Amortization and depreciation	1,168	1,759	150	3,077
Equity in earnings of DLNP, LLC	1,611	—	—	1,611

Operating income (loss)	$5,694	$5,541	$(2,932)	$8,303

	Three Months Ended September 30, 2006
	Business	Professional
	Information	Services	Corporate	Total
Revenues	$17,810	$10,970	$—	$28,780
Operating expenses	13,378	6,083	1,121	20,582
Amortization and depreciation	888	992	69	1,949
Equity in earnings of DLNP, LLC	791	—	—	791

Operating income (loss)	$4,335	$3,895	$(1,190)	$7,040

	Nine Months Ended September 30, 2007
	Business	Professional
	Information	Services	Corporate	Total
Revenues	$62,030	$49,044	$—	$111,074
Operating expenses	46,342	29,346	6,632	82,320
Amortization and depreciation	3,308	4,748	380	8,436
Equity in earnings of DLNP, LLC	3,856	—	—	3,856

Operating income (loss)	$16,236	$14,950	$(7,012)	$24,174

	Nine Months Ended September 30, 2006
	Business	Professional
	Information	Services	Corporate	Total
Revenues	$54,465	$24,934	$—	$79,399
Operating expenses	40,890	15,039	3,304	59,233
Amortization and depreciation	2,673	2,435	221	5,329
Equity in earnings of DLNP, LLC	1,782	—	—	1,782

Operating income (loss)	$12,684	$7,460	$(3,525)	$16,619

Note 12. Share-Based Compensation
          The Company’s Board of Directors approved the adoption of the 2006 Equity Incentive Plan in October 2006 and the Company’s stockholders subsequently ratified this plan. This plan permitted the granting of incentive stock options and nonqualified options to non-employee directors, executive officers, employees and consultants. It also authorized the granting of awards in the forms of stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, substitute award, or dividend equivalent. On June 22, 2007, the Board of Directors adopted the 2007 Incentive Compensation Plan, which restated and amended the 2006 Equity Incentive Plan in it is entirety, and was subsequently adopted, on July 9, 2007, by stockholders holding the requisite number of shares of the Company’s capital stock entitled to vote. Under this plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, substitute awards and dividend awards to employees of the Company, non-employee directors of the Company or consultants engaged by the Company. At September 30, 2007, there were 1,540,764 shares available for future grants under this plan. Also on June 22, 2007, the Board adopted the Dolan Media Company Employee Stock Purchase Plan, which was approved by the stockholders holding the required number of shares of the Company’s capital stock entitled to vote on July 9, 2007.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
The Employee Stock Purchase Plan allows the employees of the Company and its subsidiary corporations to purchase shares of the Company’s common stock through payroll deductions. The Employee Stock Purchase Plan’s effective date is January 1, 2008. The Company has reserved 900,000 shares of its common stock for issuance under this plan and there are no shares issued and outstanding under this plan.
          Total share-based compensation expense for the three and nine months ended September 30, 2007, was approximately $543,000 and $564,000, respectively, before income taxes. The Company did not recognize any share-based compensation expense for the three and nine months ended September 30, 2006 because no options or restricted shares were outstanding during those periods.
          Stock Options. As of September 30, 2007, a total of 126,000 shares of the Company’s common stock were reserved for issuance pursuant to the incentive stock options granted under the 2006 Equity Incentive Plan in October 2006. The options were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options vest and become exercisable over a three-year period, with a quarter of the options vesting on the date of grant and an additional one-quarter of the options vesting on the first, second and third anniversary of the date of grant. The plan was amended and restated in its entirety in July 2007, as the 2007 Incentive Compensation Plan. In the event of a change in control, unless otherwise provided in an award agreement, awards shall become vested and all restrictions lapse.
          On August 1, 2007, the Company issued non-qualified stock options under the 2007 Incentive Compensation Plan exercisable for 873,157 shares of common stock with an exercise price per share equal to the initial public offering price ($14.50) to executive officers, management employees and non-employee directors. Between August 1, 2007 and September 30, 2007, options exercisable for 9,890 shares of common stock were forfeited because the grantees of such options did not return an executed stock option grant agreement to the Company in the appropriate time period and options exercisable for an additional 1,680 shares of common stock were forfeited by grantees whose employment with the Company terminated during that period. The options issued under this plan in August 2007 vest in four equal annual installments commencing on the first anniversary of the grant date. The options expire seven years after the grant date. No options granted under this plan are vested.
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
          The fair value of each option was estimated on the date of grant using the Black-Scholes model. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company used projected employee stock option exercise behaviors to determine the expected life of options. All inputs into the Black-Scholes model are estimates made at the time of grant. The Company estimated a forfeiture rate based on the portion of share based payments that are expected to vest taking into consideration the senior level recipients of the awards. The Company also made assumptions with respect to expected stock price volatility based on the average historical volatility

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
of a select peer group of similar companies. Actual realized value of each option grant could materially differ from these estimates, though without impact to future reported net income.
          Share-based compensation expense for the options under SFAS 123(R) for the three and nine months ended September 30, 2007, was approximately $184,000 and $205,000, respectively, before income taxes. The Company did not recognize any share based compensation expense for the three and nine months ended September 30, 2006 because no options were outstanding.
          The following weighted average assumptions were used to estimate the fair value of stock options granted during the nine month period ended September 30, 2007:

Dividend yield	0.0%
Expected volatility	28%
Risk free interest rate	4.60%
Expected life of options (in years)	4.75
Weighted-average fair value of options granted	$4.73
          The following table represents stock activity for the nine months ended September 30, 2007:

		Weighted		Weighted
		Average	Weighted	Average
		Grant	Average	Remaining
	Number of	Fair	Exercise	Contractual
	Shares	Value	Price	Life
Outstanding options at December 31, 2006	126,000	$1.35	$2.22	9.79 Yrs.
Granted	873,157	4.73	14.50	6.84 Yrs.
Exercised	—	—	—	—
Canceled or forfeited	(11,570)	4.73	14.50	—

Outstanding options at September 30, 2007	987,587	$4.30	$12.93	7.12 Yrs.

Options exercisable at September 30, 2007	31,500	$1.35	$2.22	9.04 Yrs.

          At September 30, 2007, the aggregate intrinsic value of options outstanding was approximately $11.2 million, and the aggregate intrinsic value of options exercisable was approximately $695,000.
          At September 30, 2007, there was approximately $4.0 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 3.61 years.
          Restricted Stock Grants. On August 1, 2007, the Company issued 193,829 restricted shares of common stock to non-executive employees under the 2007 Incentive Compensation Plan. Of these restricted shares of common stock, 19,541 shares were forfeited by the grantees because they did not return an executed restricted share agreement to the Company in the appropriate time period and an additional 2,639 restricted shares were forfeited by grantees who resigned or whose employment terminated prior to or on September 30, 2007. The restricted shares issued to non-executive management employees will vest in four equal annual installments commencing on the first anniversary of the grant date and the restricted shares issued to non-management employees will vest in five equal installments commencing on the date of grant and each of the four anniversaries of the grant date. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
          A summary of the status of our nonvested restricted stock as of September 30, 2007, was as follows:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Outstanding, December 31, 2006	—	$—
Granted	193,829	14.50
Vested	(18,340)	14.50
Canceled or forfeited	(22,180)	14.50

Outstanding, September 30, 2007	153,309	$14.50

          Share-based compensation expense related to grants of restricted stock for the three and nine months ended September 30, 2007, was approximately $359,000 for each period, before income taxes. Total unrecognized compensation expense for unvested restricted shares of common stock as of September 30, 2007 was approximately $2.1 million, which is expected to be recognized over a weighted average period of 3.84 years.
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
          In March 2006, APC entered into an employment agreement with David A. Trott, the President of APC, whereby Mr. Trott is entitled to receive (1) his base salary from the termination date through March 14, 2008, if the employment is terminated without cause prior to March 14, 2008 or (2) a severance amount of $260,000 payable over the twelve month period following a termination of the employment term after March 14, 2008. In addition, upon termination of Mr. Trott’s employment, the Company must provide him with medical insurance for 12 months following his termination date.
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

Dolan Media Company
Notes to Unaudited Condensed Consolidated Financial Statements
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations
          We recommend that you read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes included in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. We have based these forward-looking statements on our current expectations and projections about our future results, performance, prospects and opportunities. Forward looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions relating to any of the foregoing. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “goal,” “continue,” and similar expressions or terminology. By their very nature, forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include:
•	our business operates in highly competitive markets and depends upon the economies and the demographics of the legal, financial and real estate sectors in the markets we serve and changes in those sectors could have an adverse effect on our revenues, cash flows and profitability;

•	a decrease in paid subscriptions to our print publications, which occurred between September 2006 and 2007, primarily due to the termination of discounted subscription programs, could adversely affect our circulation revenues to the extent we are not able to continue increasing our subscription rates and our advertising and display revenues to the extent advertisers begin placing fewer advertisements with us due to decreased readership;

•	we have owned and operated the businesses in our Professional Services Division (APC and Counsel Press) for a very short period of time;

•	APC’s business revenues are very concentrated, as APC currently provides mortgage default processing services to only two customers, Trott & Trott and Feiwell & Hannoy, and if the number of case files referred to APC by Trott & Trott and Feiwell & Hannoy decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected;

•	the key attorneys at each of APC’s two law firm customers are employed by, and hold an indirect equity interest in, APC, and therefore may, in certain circumstances, have interests that differ from or conflict with our interests;

•	a key component of our operating income and operating cash flows has been, and may continue to be, our minority equity investment in Detroit Legal News Publishing, LLC

•	we are dependent on our senior management team, especially James P. Dolan, our founder, Chairman, President and Chief Executive Officer; Scott J. Pollei, our Executive Vice President and Chief Financial Officer; Mark W.C. Stodder, our Executive Vice President Business Information; and David Trott, President, APC; and

•	growing our business may place a strain on our management and internal systems, processes and controls.

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
Recent Developments
          On August 7, 2007, we completed our initial public offering of 10,500,000 shares of common stock (exclusive of 2,956,522 shares sold by selling stockholders and 2,018,478 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from certain selling stockholders) at a price of $14.50 per share. We received $137.4 million of net proceeds from the offering, after deducting the underwriters’ discount of $10.7 million and offering expenses of $4.2 million. In connection with our initial public offering, all outstanding shares of our series C preferred stock, including all accrued and unpaid dividends, converted into shares of series A preferred stock, series B preferred stock and an aggregate of 5,093,155 shares of common stock. We used $101.1 million of the net proceeds to redeem all of the outstanding shares of series A preferred stock (including all accrued and unpaid dividends and shares issued upon conversation of the series C preferred stock), and series B preferred stock (including shares issued upon conversion of the series C preferred stock). As a result of the conversion of series C preferred stock and the redemption of all preferred stock on August 7, 2007, no shares of our preferred stock remain issued and outstanding.
          Prior to August 7, 2007, when shares of our series C preferred stock were issued and outstanding, we recorded non-cash interest expense related to mandatorily redeemable preferred stock. Prior to the offering, the valuation of our common stock had a material effect on our operating results because we accounted for our series C preferred stock, a mandatorily redeemable preferred stock that was convertible into shares of common stock, at fair value. Accordingly, we recorded the increase or decrease in the fair value of our redeemable preferred stock as either an increase or decrease in interest expense at each reporting period. During the three and nine months ended September 30, 2007 and 2006, we recorded the related dividend accretion for the change in fair value of this security of $9.7 million, $64.9 million, $9.5 million and $22.0 million, respectively, as interest expense. Because all shares of series C preferred stock were redeemed by us on August 7, 2007, we do not expect to record any non-cash interest expense related to mandatorily redeemable preferred stock for periods after August 7, 2007.

          In connection with our initial public offering, we also (1) amended and restated our certificate of incorporation to increase the number of authorized shares of common stock from 2,000,000 to 70,000,000 and preferred stock from 1,000,000 to 5,000,000 and (2) effected a 9 for 1 stock split of our outstanding shares of common stock through a dividend of eight shares of common stock for each share of common stock outstanding immediately prior to the consummation of the initial public offering. All share and per share numbers in this Form 10-Q reflect this stock split.
          In connection with our initial public offering, we adopted the Dolan Media Company 2007 Incentive Compensation Plan, which amended and restated in its entirety the Dolan Media Company 2006 Equity Incentive Plan. On August 1, 2007, pursuant to the 2007 Incentive Compensation Plan, we issued non-qualified stock options exercisable for 873,157 shares of common stock with an exercise price per share equal to the initial public offering price of $14.50 to executive officers, management employees and non-employee directors. Of these, options exercisable for 9,890 shares of common stock were forfeited by grantees of such options who did not return an executed stock option grant agreement within the appropriate time period and options exercisable for another 1,680 shares of common stock were forfeited by grantees who resigned or whose employment terminated prior to or on September 30, 2007. Also, on August 1, 2007, we issued 193,829 restricted shares of common stock to non-executive employees. Of these restricted shares of common stock, 19,541 shares have been forfeited by the grantees because they did not return an executed restricted share agreement to us in the appropriate time period, and an additional 2,639 were forfeited by grantees who resigned or whose employment was terminated prior to or on September 30, 2007. The 22,180 forfeited restricted shares are deemed to be issued but not outstanding, and are available for reissuance in accordance with the 2007 Incentive Compensation Plan.
          Also, in connection with our initial public offering, we adopted the Dolan Media Employee Stock Purchase Plan, which allows our employees and the employees of our subsidiary corporations to purchase shares of our common stock through payroll deductions. This plan’s effective date is January 1, 2008. We have reserved 900,000 shares of our common stock for issuance under this plan and there are no shares of common stock issued and outstanding under this plan.
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
          On October 31, 2006, we purchased substantially all of the publishing assets of the Watchman Group from Happy Sac International Co. for approximately $3.1 million in cash. The assets included court and commercial newspapers in and around the St. Louis metropolitan area.
          On November 10, 2006, APC purchased the mortgage default processing service business of Robert A. Tremain and Associates, a Michigan law firm, for $3.6 million in cash. In connection with this acquisition, Trott & Trott purchased the law firm business of Robert A. Tremain.
          On January 9, 2007, APC entered the Indiana market by acquiring the mortgage default processing service business of the law firm of Feiwell & Hannoy for $13.0 million in cash, a $3.5 million promissory note payable in two equal annual installments of $1.75 million beginning January 9, 2008, with no interest accruing on the note, and a 4.5% membership interest in APC. Under the terms of the asset purchase agreement with Feiwell & Hannoy, we were required to guaranty APC’s obligations under the note payable to Feiwell & Hannoy. In connection with this guaranty, Trott & Trott, as the holder of 19.0% of the membership interests of APC, executed a reimbursement agreement with us, whereby Trott & Trott agreed to reimburse us for 19.0% of any amounts we are required to pay to Feiwell & Hannoy pursuant to our guaranty of the note. As a result of the acquisition, we currently own 77.4% of APC, Trott & Trott owns 18.1% of APC and Feiwell & Hannoy owns 4.5% of APC. Under the terms of APC’s amended and restated operating agreement, Trott & Trott and Feiwell & Hannoy each have the right, for a period of six months following August 7, 2009 to require APC to repurchase all or any portion of the APC membership interests held by Trott & Trott and Feiwell & Hannoy at a purchase price based on 6.25 times APC’s trailing twelve month earnings before interest, taxes, depreciation and amortization. The aggregate purchase price would be payable by APC in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.
          On March 30, 2007, we acquired the business information assets of Venture Publications, Inc., consisting primarily of several publications serving Mississippi and an annual business trade show, for $2.8 million in cash. We may be required to pay up to an additional $0.6 million in purchase price depending upon the amount of revenues we derive from the acquired business during the one-year period following the closing of the acquisition.
          We have accounted for each of the acquisitions described above under the purchase method of accounting. The results of the acquired mortgage default processing service businesses of APC, Tremain and Feiwell & Hannoy have been included in the Professional Services segment, and the results of the acquired businesses of the Watchman Group and Venture Publications have been included in the Business Information segment, in our unaudited condensed consolidated financial statements since the date of such acquisition.
Revenues
          We derive revenues from two operating segments, our Business Information Division and our Professional Services Division. In the three and nine months ended September 30, 2007, our total revenues were $38.3 million and $111.1 million, respectively, and the percentage of our total revenues attributed to each of our segments for the three and nine month periods, respectively, was as follows:
•	54.7% and 55.8%, respectively, from our Business Information Division; and

•	45.3% and 44.2%, respectively, from our Professional Services Division.
          Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. Our display and classified advertising revenues accounted for 22.6% and 23.4% of our total revenues and 41.4% and 41.8% of our Business Information Division’s revenues for the three and nine months ended September 30, 2007, respectively. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published.
          We publish 286 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 22.1% and 21.4% of our total revenues and

40.4% and 38.3% of our Business Information Division’s revenues for the three and nine months ended September 30, 2007, respectively. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which are affected by the number of residential mortgage foreclosures in the 12 markets where we publish public notices because of the high volume of foreclosure notices we publish in our court and commercial newspapers. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
          We sell our business information products primarily through subscriptions. For the three and nine months ended September 30, 2007, our circulation revenues, which consist of subscriptions and single-copy sales, accounted for 8.3% and 9.2%, respectively, of our total revenues and 15.2% and 16.4%, respectively, of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation revenues are driven by the number of copies sold and the subscription rates charged to customers. Our other business information revenues, comprising sales from commercial printing and database information, accounted for 1.7% and 1.9% of our total revenues and 3.0% and 3.4% of our Business Information Division’s revenues for the three and nine months ended September 30, 2007, respectively. We recognize our other business information revenues upon delivery of the printed or electronic product to our customers.
          Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing and appellate services through fee-based arrangements. Through APC, we assist law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation case files for residential mortgages that are in default. We currently provide these services for Trott & Trott, a Michigan law firm of which David A. Trott, APC’s President, is majority shareholder and managing attorney, and Feiwell & Hannoy, an Indiana law firm of which the two shareholders and principal attorneys are employees and vice presidents of APC. For the three and nine months ended September 30, 2007, we serviced approximately 34,700 and 94,400 mortgage default case files, respectively, and our mortgage default processing service revenues accounted for 35.8% and 34.1% of our total revenues and 78.9% and 77.2% of our Professional Services Division’s revenues. We recognize mortgage default processing service revenues on a ratable basis over the period during which the services are provided, which is generally 35 to 60 days for Trott & Trott and 35 to 270 days for Feiwell & Hannoy. We consolidate the operations, including revenues, of APC and record a minority interest adjustment for the percentage of earnings that we do not own. See “Minority Interests in Net Income of Subsidiary” for a description of the impact of the minority interests in APC on our operating results. We bill Trott & Trott for services performed and record amounts billed for services not yet performed as deferred revenue. We bill Feiwell & Hannoy in two installments and record amounts for services performed but not yet billed as unbilled services and amounts billed for services not yet performed as deferred revenue.
          We have entered into long-term services agreements with Trott & Trott and Feiwell & Hannoy that each provide for the exclusive referral of files from the law firms to APC for servicing, unless Trott & Trott is otherwise directed by its clients. These agreements have initial terms of fifteen years, which terms may be automatically extended for up to two successive ten year periods. Under each services agreement, we are paid a fixed fee for each residential mortgage default file referred by the law firm to us for servicing, with the amount of such fixed fee being based upon the type of file and, in the case of the Trott & Trott agreement for 2006, the annual volume of these files. We receive this fixed fee upon referral of a foreclosure case file, which consists of any mortgage default case file referred to us, regardless of whether the case actually proceeds to foreclosure. If such file leads to a bankruptcy, eviction or litigation proceeding, we are entitled to an additional fixed fee in connection with handling a file for such proceedings. We also receive a fixed fee for handling files in eviction, litigation and bankruptcy matters that do not originate from mortgage default files. APC’s revenues are primarily driven by the number of residential mortgage defaults in Michigan and Indiana, as well as how many of the files we handle that actually result in evictions, bankruptcies and/or litigation. Our agreement with Trott & Trott contemplates the review and possible revision of the fees received by APC on or before January 1, 2008, and each subsequent second anniversary. We have begun discussions with Trott & Trott of possibly revising these fees for 2008 and beyond. Under the Feiwell & Hannoy agreement, the fixed fee per file increases on an annual basis through 2012 to account for inflation as measured by the consumer price index. In each year after 2012, APC and Feiwell & Hannoy have agreed to review and possibly revise the fee schedule. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected.
          Through Counsel Press, we assist law firms and attorneys throughout the United States in organizing, printing and filing appellate briefs, records and appendices that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal circuit courts and any state appellate court or appellate division. For the three and nine months ended September 30, 2007, our appellate service revenues accounted for 9.5% and 10.1% of our total revenues and 21.1% and 22.8% of our Professional Services Division’s revenues, respectively. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appeals we file. These revenues tend to be lower in the second quarter of each year because there are typically fewer appellate filings during such quarter. For the three and nine months ended September 30, 2007, we provided appellate services to attorneys in connection with approximately 2,200 and 6,600 appellate filings, respectively, in federal and state courts. We recognize appellate service revenues as the services are provided, which is when our final appellate product is filed with the court.
Operating Expenses
          Our operating expenses consist of the following:
•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for our editorial personnel within our Business Information Division and the processing staff at APC and Counsel Press, and production and distribution expenses, such as compensation and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and the cost of delivery of our business information products;

•	Selling, general and administrative expenses, which consist primarily of the cost of compensation and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing related expenses and other office-related payments;

•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from one to thirty years; and

•	Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from one to thirty years.

Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may shift between fiscal periods.
Equity in Earnings of Detroit Legal News Publishing
          In November 2005, we acquired 35.0% of the membership interests in DLNP, the publisher of Detroit Legal News and seven other publications, for $16.8 million. We account for our investment in DLNP using the equity method. Our percentage share of DLNP’s earnings was $1.6 million and $3.9 million, net of amortization of $364,000 and $1.1 million, for the three and nine months ended September 30, 2007, respectively, which we recognized as operating income. APC handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
          Under the terms of the amended and restated operating agreement for DLNP, on a date that is within 60 days prior to November 30, 2011, and each November 30th after that, each member of DLNP has the right, but not the obligation, to deliver a notice to the other members, declaring the value of all of the membership interests of DLNP. Upon receipt of this notice, each other member has up to 60 days to elect to either purchase his, her or its pro rata share of the initiating member’s membership interests or sell to the initiating member a pro rata portion of the membership interest of DLNP owned by the non-initiating member. Depending on the election of the other members, the member that delivered the initial notice of value to the other members will be required to either sell his or her membership interests, or purchase the membership interests of other members. The purchase price payable for the membership interests of DLNP would be based on the value set forth in the initial notice delivered by the initiating member.
Minority Interest in Net Income of Subsidiary
          Minority interest in net income of subsidiary consisted of the 19.0% membership interest in APC held by Trott & Trott as of December 31, 2006, and the 18.1% and 4.5% membership interest in APC held by Trott & Trott and Feiwell & Hannoy, respectively, as of September 30, 2007. We acquired 81.0% of APC on March 14, 2006. In January 2007, APC sold a 4.5% membership interest in APC to Feiwell & Hannoy, diluting our ownership and that of Trott & Trott to 77.4% and 18.1%, respectively, of the aggregate membership interests in APC. Under the terms of the APC operating agreement, each month, we are required to distribute APC’s earnings before interest, taxes, depreciation and amortization less debt service with respect to any indebtedness of APC, capital expenditures and working capital needs to APC’s members on the basis of common equity interest owned. We have paid distributions to Trott & Trott of $1.0 million in 2006 and $1.5 million in the first nine months of 2007. For the nine months ended September 30, 2007, we have also paid distributions of $324,000 to Feiwell & Hannoy. There was not a corresponding distribution in 2006 because Feiwell & Hannoy did not own its membership interests in APC until January 2007.
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
          We believe the critical accounting policies that require the most significant estimates, assumptions and judgments to be used in the preparation of our consolidated financial statements are purchase accounting, valuation of our equity securities of privately-held companies, accounting for and impairment of goodwill, other intangible assets and other long-lived assets, share-based compensation expense, income tax accounting, and allowances for doubtful accounts.
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
Valuation of Our Company Equity Securities
          Prior to the consummation of our initial public offering when we redeemed all issued and outstanding shares of our preferred stock, there was no market for our common stock. As a result, the valuation of our common stock has had a material effect on our operating results because we accounted for our mandatorily redeemable preferred stock at fair value. Accordingly, we recorded the increase or decrease in the fair value of our redeemable preferred stock as either an increase or decrease in interest expense at each reporting period. During the three and nine months ended September 30, 2007 and 2006, we recorded non-cash interest expense of $9.9 million, $66.1 million, $10.0 million and $23.5 million, respectively. Determining the fair value of our redeemable preferred stock required us to value two components: (1) the fixed redeemable portion and (2) the common stock conversion portion.
          We determined the fair value of the fixed portion by calculating the present value of the amount that is mandatorily redeemable, including accreted dividends, on July 31, 2010 as of each balance sheet date. During the quarter ended September 30, 2007, the discount rate was reduced to zero because we redeemed the fixed redeemable portion of the series C preferred stock in full on August 7, 2007. The redemption payment was $64.1 million. The difference between the balance at June 30, 2007 and the redemption payment was recorded as non-cash interest expense during the quarter ended September 30, 2007. For September 30, 2006, we used a discount rate of 13.0% to calculate such present value based on a weighted average cost of capital analysis. The portion of the non-cash interest expense related to the fixed portion was $9.7 million and $13.1 million for the three months and nine months ended September

30, 2007, respectively and $1.6 million and $5.6 million for the three months and nine months ended September 30, 2006, respectively.
          The estimated fair value of our common stock per share was $3.78 at September 30, 2006. Given the absence of an active market for our common stock because we were a private company until August 2007, we engaged an independent third-party valuation firm to help us estimate the fair value of our common stock that was used to value the conversion portion of our redeemable preferred stock beginning with the September 30, 2006 valuation. For the valuations prior to that date, we used internally prepared contemporaneous valuations. For the September 30, 2006 valuation, a variety of objective and subjective factors were considered to estimate the fair value of our common stock, including a contemporaneous valuation analysis using the income and market approaches, the likelihood of achieving and the timing of a liquidity event, such as an initial public offering or sale of the company, the cash flow and EBITDA-based trading multiples of comparable companies, including our competitors and other similar publicly-traded companies, and the results of operations, market conditions, competitive position and the stock performance of these companies. In particular, we used the current value method to determine the estimated fair value of our securities by allocating our enterprise value among our different classes of securities. We also considered using the probability weighted expected return method, or PWER method, which is described in the AICPA Audit and Accounting Practice Aid, Valuation of Privately-Held Securities, in connection with such valuation. We ultimately decided that the use of the PWER method was not a more appropriate method in the valuation of our equity securities, primarily because of the terms of our preferred stock.
          In preparing a discounted cash flow analysis (income approach) as of September 2006, we made the following significant assumptions:
•	a long-term revenue growth of 5.5%, trailing down to 4.0%

•	EBITDA would grow by 8% in 2008, 7% in 2009 and 2010, 6% in 2011, 5% in 2012 and 4% thereafter and expected EBITDA margins would range from 23 — 26%

•	capital expenditures of approximately 2% of revenues

•	a discount rate, based on our estimated capital structure and the cost of our equity and debt, of 13%

•	a terminal multiple, based on our anticipated growth prospects and private and public market valuations of comparable companies, of 7.1

•	a non-marketability discount of 15%

•	cost growth assumptions (we assumed direct operating expenses and selling, general and administrative expenses would grow 3% per year)
          In our valuations, our growth assumptions were based on historical trends and then current beliefs regarding our market. A significant factor that contributed to the increase in the fair value of our common stock subsequent to September 30, 2006 was that our near-term forecast was increased due to the fact that our revenues from our Business Information Division and Professional Services Division, as well as our equity in earnings of DLNP, exceeded expectations. Business Information Division revenues exceeded expectations primarily because of strong public notice volume related to foreclosure actions. Professional Services Division revenues exceeded expectations primarily because of strong foreclosure volume of mortgage default case files that we serviced for our law firm customer in Michigan. We expected the volume of mortgage default case files that we service to remain strong in Michigan given the foreclosure trends in that state. Equity in earnings of DLNP also exceeded expectations primarily because of strong public notice volume in Michigan related to foreclosure actions. We expected the volume of public notices related to foreclosure activity to continue given the foreclosure trends in the residential mortgage industry in the states in which our court and commercial newspapers and DLNP publish public notices.
          We equally weighted the income and market approach for the September 2006 valuation. Changes in these assumptions could cause our estimates to vary widely, which could materially impact our historical results of operations. The changes in value attributable to the common stock conversion were $7.9 million and $16.4 million in the three and nine months ended September 30, 2006, respectively.
          For the June 30, 2007 valuation, we used the initial public offering price of $14.50 per share as the fair value of our common stock to determine the fair value of our series C preferred stock. This value did not change between June 30, 2007 and August 7, 2007. Accordingly there was no change in the value of the common stock conversion portion of the series C preferred stock during the three months ended September 30, 2007 and no charge was made to non-cash interest expense during the three months ended September 30, 2007 for the common stock conversion portion.
          The common stock conversion option in our series C preferred stock terminated upon, and thus will have no further effect on our future operating results for periods after, the consummation of our public offering on August 7, 2007 because all of our series C referred stock converted into 195,878 shares of series A preferred stock, 38,132 shares of series B preferred stock and 5,093,155 shares of common stock at that time. In connection with the consummation of the public offering, we exercised our call right and redeemed 100% of the series A preferred stock and series B preferred stock, including accrued dividends and shares issuable upon conversion of the series C preferred stock. The cash redemption price for the series A preferred stock and the series B preferred stock issued upon conversion of the series C preferred stock was approximately $64.8 million. The difference between the cash redemption price and the fair value of the series C preferred stock was attributable to the value of the 5,093,155 shares of our common stock into which the series C preferred stock converted. Upon consummation of the offering, we reclassified this difference to additional paid-in-capital.
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

          We determine the estimated useful lives and related amortization expense for our intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense. If the unamortized balance were deemed to be unrecoverable, we would recognize an impairment charge to the extent necessary to reduce the unamortized balance to the amount of expected future discounted cash flows, with the amount of such impairment charged to operations in the current period. We estimate useful lives of our intangible assets by reference to current and projected dynamics in the business information and mortgage default processing service industries and anticipated competitor actions. The amount of net loss for the nine months ended September 30, 2007 would have been approximately $0.6 million lower if the actual useful lives of our finite-lived intangible assets were 10% longer than the estimates and approximately $0.7 million higher if the actual useful lives of our finite-lived intangible assets were 10% shorter than the estimates.
Share-Based Compensation Expense
          During 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment concurrently with the approval and adoption of our Dolan Media Company 2006 Equity Incentive Plan. In July 2007, we amended and restated the 2006 Equity Incentive Plan in its entirety and renamed it the Dolan Media Company 2007 Incentive Compensation Plan. The 2007 Incentive Compensation Plan has reserved for issuance 2,700,000 shares of common stock and provides for awards in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, deferred shares, performance units and other stock-based awards. SFAS No. 123(R) requires that all share-based payments to employees and non-employee directors, including grants of stock options and shares of restricted stock, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued. We estimate the fair value of share-based awards that contain performance conditions using the Black-Scholes option pricing model at the grant date, with compensation expense recognized as the requisite service is rendered. We estimate the fair value of share-based awards that contain market conditions using a lattice model. This lattice model takes into account the effect of the market conditions on the fair value at the time of grant. We recognize compensation expense over the requisite service period, regardless of whether the market conditions are satisfied. We need to exercise considerable judgment to estimate the number of awards that will ultimately be earned based on the expected satisfaction of associated performance or market conditions.
          Prior to our initial public offering, we made only a limited number of equity awards, consisting of incentive stock options granted in October 2006 that are exercisable for 126,000 shares of common stock at an exercise price of $2.22 per share, under the 2006 Equity Incentive Plan. Share-based compensation expense that we recognized for these grants is reflected in our selling, general and administrative expenses for the three and nine months ended September 30, 2007. On August 1, 2007, we granted stock options exercisable for 873,157 shares of common stock at an exercise price equal to $14.50, the initial public offering price, as well as 193,829 restricted shares of our common stock, which were issued to our executive officers, employees and non-employee directors on such date. These stock options and the restricted shares were granted under the 2007 Incentive Compensation Plan. Since August 1, 2007, options to purchase 9,890 shares of our common stock were forfeited by grantees of those options who did return an executed stock options grant agreement to us in the appropriate time period. In addition, grantees of options to purchase an additional 1,680 shares of our common stock forfeited those options as a result of the resignation or termination of their employment with us. Since August 1, 2007, grantees of restricted stock forfeited 19,541 shares by not returning a restricted stock agreement to us in the required time period, and an additional 2,639 were forfeited by grantees who resigned or whose employment was terminated prior to September 30, 2007. These 22,180 forfeited restricted shares are deemed to be issued but not outstanding, and are available for reissuance in accordance with the 2007 Incentive Compensation Plan. In the future, we intend to grant additional equity awards to executive officers, employees and non-employee directors. Therefore, we expect to record increased share-based compensation expense in the future, which expense for future equity awards will be reflected in our selling, general and administrative expenses and/or direct operating expenses for future periods, depending on to whom we grant an award. The actual amount of share-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares and vesting period of equity awards, the fair value of our common stock at the time of issuance, the expected volatility of our stock price over time and the estimated forfeiture rate. Accordingly, we expect that the estimates, assumptions and judgments required to account for share-based compensation expense under SFAS No. 123(R) has had, and we expect will continue to have, increased significance since the consummation of our initial public offering.
          In accordance with SFAS No. 123(R), we have used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the stock option awards that we issued on October 11, 2006 and the option awards we made on August 1, 2007 because such awards contained only service conditions for the grantees. Our determination of the fair value of these stock option awards was affected by the estimated fair value of our common stock on the date of grant, which for options granted under the 2006 Equity Incentive Plan was based on a third-party appraisal provided to us as of September 30, 2006 in connection with determining the fair value of the common stock conversion feature of our mandatorily redeemable preferred stock and for options granted under the 2007 Incentive Compensation Plan was based on the initial public offering price of $14.50, as well as assumptions regarding a number of highly complex and subjective variables that are discussed below. In connection with our Black-Scholes option pricing model, we calculated the expected term of stock option awards using the “simplified method” as defined by SAB 107 because we lack historical data and are unable to make reasonable expectations regarding the future. SFAS No. 123(R) requires companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We also made assumptions with respect to expected stock price volatility based on the average historical volatility of a select peer group of similar companies. In addition, we chose to use the risk free interest rate for the U.S. Treasury zero coupon yield curve in effect at the time of grant for a bond with a maturity similar to the expected life of the options.
          The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the fair value of the 873,157 stock options we granted on August 1, 2007:

Dividend yield	0.0%
Expected volatility	28%
Risk free interest rate	4.60%
Expected life of options (in years)	4.75
Weighted-average fair value of options granted	$4.73
All options granted in August 2007 are non-qualified options that vest in four equal annual installments commencing on the first anniversary of the grant date and expire seven years after the grant date.
          Our share-based compensation expense for all granted options under SFAS 123(R) for the three and nine months ended September 30, 2007 was approximately $184,000 and $205,000, respectively, before income taxes. As of September 30, 2007, our estimated aggregate unrecognized share-based compensation expense for all unvested stock options was $4.0 million, which we expect to recognize over a weighted-average period of approximately 3.61 years.

          Our 2007 Incentive Compensation Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. We expect that the shares of nonvested restricted stock that we grant to participants in future periods will be subject to performance or market conditions that may affect the number of shares of nonvested restricted stock that will ultimately vest at the end of the requisite service period. The share-based expense for restricted stock awards is determined based on the market price of our stock on the date of grant applied to the total number of shares that are anticipated to fully vest. Compensation expense is amortized over the vesting period. We issued 193,829 restricted shares of common stock on August 1, 2007. Of these shares of restricted stock, 19,541 shares have been forfeited by the grantees because they did not return an executed restricted share agreement to us in the appropriate time period, and an additional 2,639 were forfeited by grantees who resigned or whose employment was terminated prior to September 30, 2007. The 22,180 forfeited shares restricted stock are deemed to be issued but not outstanding, and are available for reissuance in accordance with the 2007 Incentive Compensation Plan. The restricted shares that have been issued to non-executive management employees will vest in four equal annual installments commencing on the first anniversary of the grant date and the restricted shares issued to non-management employees will vest in five equal installments commencing on the grant date and each of the first four anniversaries of the grant date. We have assumed that the market price of our common stock on the date of grant of these restricted shares is the initial public offering price of $14.50.
          Our share-based compensation expense for all restricted shares under SFAS 123(R) for the three and nine months ended September 30, 2007 was approximately $359,000, for both periods, before income taxes. As of September 30, 2007, our estimated aggregate unrecognized share-based compensation expense for all unvested restricted shares was $2.1 million, which we expect to recognize over a weighted-average period of approximately 3.84 years.
          We will also record share-based compensation expenses in the future under the terms of our employee stock purchase plan (which plan has an effective date of January 1, 2008) because our eligible employees that participate in the plan will have three-month options to purchase our common stock through payroll deductions at a price equal to 85% of the lower of (1) our stock price on the date the option is granted and (2) our stock price on the date the option expires.
Income Taxes
          We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, income taxes are recognized for the following: (1) amount of taxes payable for the current year and (2) deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
          The provision of income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which we operate. For the nine months ended September 30, 2007 and 2006, we used an effective tax rate of 39% and 37%, respectively, based on its annual projected income in accordance with APB No. 28. Pursuant to the principles of APB No. 28 and FIN 18, we have treated the dividend accretion deduction reflected in our ordinary income, as an unusual item in computing our annual effective tax rate. This deduction was associated with our non-cash interest expense related to our Series C preferred stock
          We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. The completion of these audits could result in an increase to amounts previously paid to the taxing jurisdictions. We do not expect the completion of these audits to have a material effect on our consolidated financial statements.
Accounts Receivable Allowances
          We extend credit to our advertisers, public notice publishers, commercial printing customers and professional service customers based upon an evaluation of each customer’s financial condition, and collateral is generally not required. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. We believe that no significant concentration of credit risk exists with respect to our Business Information Division. We had a significant concentration of credit risk with respect to our Professional Services Division as of September 30, 2007 because the amount due from Trott & Trott was $3.3 million, or 16.8% of our consolidated accounts receivable balance, and the amount due from Feiwell & Hannoy was $1.9 million, or 9.5% of our consolidated accounts receivable balance. However, to date, we have not experienced any problems with respect to collecting prompt payment from Trott & Trott or from Feiwell & Hannoy, each of which are required to remit all amounts due to APC with respect to files serviced by APC in accordance with the time periods set forth in the applicable services agreement.
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
          We continue to recognize interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, we had $36,000 related to uncertain tax positions.
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
Adjusted EBITDA
The adjusted EBITDA measure presented consists of net loss before:
•	non-cash interest expense related to redeemable preferred stock;

•	interest expense, net;

•	income tax expense;

•	depreciation and amortization;

•	non-cash compensation expense; and

•	minority interest in net income of subsidiary;
and after:
•	minority interest distributions paid.

Management’s Use of Adjusted EBITDA
          We are providing adjusted EBITDA, a non-GAAP financial measure, along with GAAP measures, as a measure of profitability because adjusted EBITDA helps us evaluate and compare our performance on a consistent basis for different periods of time. We believe this non-GAAP measure, as we have defined it, helps us evaluate and compare our performance on a consistent basis for different periods of time by removing from our operating results the impact of the non-cash interest expense arising from the common stock conversion option in our Series C stock (which we believe will have no impact on our financial performance for periods after August 7, 2007, the date we consummated our initial public offering, due to the redemption or conversion of all of our outstanding shares of preferred stock), as well as the impact of our net cash or borrowing position, operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization, which impact has been significant and fluctuated from time to time due to the variety of acquisitions that we have completed since our inception. Similarly, our presentation of adjusted EBITDA also excludes non-cash compensation expense because this is a non-cash charge for stock options that we have granted. We exclude this non-cash expense from adjusted EBITDA because we believe any amount we are required to record as share-based compensation expense contains subjective assumptions over which our management has no control, such as share price and volatility.
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

          The following is a reconciliation of our net loss to adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(7,515)	$(7,522)	$(57,159)	$(16,975)
Non-cash interest expense related to redeemable preferred stock	9,872	10,019	66,132	23,470
Interest expense, net	3,190	2,404	6,618	4,868
Income tax expense	1,657	1,484	5,764	3,992
Amortization of intangibles	1,871	1,315	5,585	3,601
Depreciation expense	1,206	634	2,851	1,728
Amortization of DLNP intangible	364	347	1,082	1,156
Non-cash compensation expense	543	—	564	—
Minority interest in net income of subsidiary	1,091	649	2,798	1,238
Cash distributions to minority interest	(712)	(712)	(1,814)	(1,015)

Adjusted EBITDA	$11,567	$8,618	$32,421	$22,063

RESULTS OF OPERATIONS
          The following table sets forth selected unaudited operating results, including as a percentage of total revenues, for the periods indicated below (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	% of Revenues	2006	% of Revenues	2007	% of Revenues	2006	% of Revenues
Revenues:
Business information	$20,962	54.7%	$17,810	61.9%	$62,030	55.8%	$54,465	68.6%
Professional Services	17,362	45.3%	10,970	38.1%	49,044	44.2%	24,934	31.4%

Total revenues	38,324	100.0%	28,780	100.0%	111,074	100.0%	79,399	100.0%

Operating expenses:
Business Information	16,879	44.0%	14,266	49.6%	49,650	44.7%	43,563	54.9%
Professional Services	11,821	30.8%	7,075	24.6%	34,094	30.7%	17,474	22.0%
Unallocated corporate operating expenses	2,932	7.7%	1,190	4.1%	7,012	6.3%	3,525	4.4%

Total operating expenses	31,632	82.5%	22,531	78.3%	90,756	81.7%	64,562	81.3%
Equity in earnings of Detroit Legal News Publishing, LLC, net of amortization	1,611	4.2%	791	2.7%	3,856	3.5%	1,782	2.2%

Operating income	8,303	21.7%	7,040	24.5%	24,174	21.8%	16,619	20.9%

Non-cash interest expense related to redeemable preferred stock	(9,872)	(25.8)%	(10,019)	(34.8)%	(66,132)	(59.5)%	(23,470)	(29.6)%
Interest expense, net	(3,190)	(8.3)%	(2,404)	(8.4)%	(6,618)	(6.0)%	(4,868)	(6.1)%
Other expense, net	(8)	—	(6)	—	(21)	—	(26)	—

Loss from continuing operations before income taxes	(4,767)	(12.4)%	(5,389)	(18.7)%	(48,597)	(43.8)%	(11,745)	(14.7)%
Income tax expense	(1,657)	(4.3)%	(1,484)	(5.2)%	(5,764)	(5.2)%	(3,992)	(5.0)%
Minority interest	(1,091)	(2.8)%	(649)	(2.3)%	(2,798)	(2.5)%	(1,238)	(1.6)%

Loss from continuing operations	$(7,515)	(19.6)%	$(7,522)	(26.1)%	$(57,159)	(51.5)%	$(16,975)	(21.4)%

Adjusted EBITDA	$11,567	30.2%	$8,618	29.9%	$32,421	29.2%	$22,063	27.8%

Three Months Ended September 30, 2007
Compared to Three Months Ended September 30, 2006
Revenues
          Our total revenues increased $9.5 million, or 33.2%, to $38.3 million for the three months ended September 30, 2007, from $28.8 million for the three months ended September 30, 2006. This increase in total revenues consisted of the following:
•	$3.2 million of revenues from our mortgage default processing services operations in Indiana, which we acquired from Feiwell & Hannoy on January 9, 2007;

•	$0.5 million of revenues from the Mississippi Business Journal included as part of our acquisition of the publishing assets of Venture Publications, Inc., which we acquired on March 30, 2007; and

•	$5.8 million of increased revenues from our organic growth and fold-in acquisitions within existing businesses (i.e., businesses that we operated in the third quarter of both 2006 and 2007) including $3.2 million of increased revenues from our Professional Services Division and $2.6 million of increased revenues in our Business Information Division, primarily resulting from increased public notice revenues.
We derived 54.7% and 61.9% of our total revenues from our Business Information Division and 45.3% and 38.1% of our total revenues from our Professional Services Division for the three months ended September 30, 2007 and 2006, respectively. This change in the mix between our two operating segments resulted primarily from our acquisition of the mortgage default processing service business of Feiwell & Hannoy in January 2007 and the increased volume of files serviced by APC in Michigan.
          Operating Expenses. Our total operating expenses increased $9.1 million, or 40.4%, to $31.6 million for the three months ended September 30, 2007, from $22.5 million for the three months ended September 30, 2006. Operating expenses attributable to our corporate operations, which consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs, increased $1.7 million, or 146.4%, to $2.9 million, for the three months ended September 30, 2007, from $1.2 million for the three months ended September 30, 2006. Total operating expenses as a percentage of revenues increased to 82.5% in the third quarter of 2007 from 78.3% in the third quarter of 2006 principally due to $0.5 million of expenses recorded in the third quarter of 2007 related to share-based compensation and $0.7 million increased expenses due to recording annual bonuses, which was partially offset by our higher margin Professional Services revenues increasing as a percentage of total revenues.
          Direct Operating Expenses. Our direct operating expenses increased $3.0 million, or 31.0%, to $12.7 million for the three months ended September 30, 2007, from $9.7 million for the three months ended September 30, 2006. This increase in direct operating expenses was attributable to the cost of compensation and employee benefits for the processing staff of the mortgage default processing service business of Feiwell & Hannoy that we acquired in the first quarter of 2007 as well as increased costs in both the Business Information and Professional Services segments related to increased foreclosure volumes, and share-based compensation expense of $0.3 million. Direct operating expenses as a percentage of revenue decreased slightly from 33.7% in the third quarter of 2006 to 33.1% in the third quarter of 2007 due to the increase in higher margin revenue.

          Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $5.0 million, or 45.6%, to $15.9 million for the three months ended September 30, 2007, from $10.9 million for the three months ended September 30, 2006, due to the costs of employee salaries and benefits for the mortgage default processing service business of Feiwell & Hannoy that we acquired in the first quarter of 2007, and increased expenses related to annual bonuses, health insurance costs, share-based compensation expense, and other personnel costs. Selling, general and administrative expenses as a percentage of revenue increased to 41.4% in the third quarter of 2007 from 37.8% in the third quarter of 2006 principally due to increased expenses discussed above. We expect our selling, general and administrative expenses to increase in the fourth quarter of 2007 due to expenses incurred in preparing to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 will require annual management assessment of the effectiveness of our internal control over financial reporting and an attestation report by our independent auditors on our internal control financial reporting beginning with the year ending December 31, 2008.
          Depreciation and Amortization Expense. Our depreciation expense increased $0.6 million, or 90.2%, to $1.2 million for the three months ended September 30, 2007, from $0.6 million for the three months ended September 31, 2006 due to higher fixed asset balances in 2007. Our amortization expense increased $0.6 million, or 42.3%, to $1.9 million for the three months ended September 30, 2007, from $1.3 million for the three months ended September 30, 2006, primarily due to the amortization of finite-lived intangible assets acquired as part of the acquisition of the mortgage default processing service business of Feiwell & Hannoy that we acquired in the first quarter of 2007.
Adjusted EBITDA
          Adjusted EBITDA (as defined and discussed under Non-GAAP Financial Measures) increased $2.9 million, or 34.2%, to $11.6 million for the three months ended September 30, 2007, from $8.6 million for the three months ended September 30, 2006, due to the cumulative effect of the factors described above that are applicable to the calculation of adjusted EBITDA. Adjusted EBITDA as a percentage of revenues, which we also refer to as adjusted EBITDA margin, increased slightly to 30.2% for the three months ended September 30, 2007, from 29.9% for the three months ended September 30, 2006.
Non-Cash Interest Expense Related to Redeemable Preferred Stock
          Non-cash interest expense related to redeemable preferred stock consists of dividend accretion on our series A preferred stock and series C preferred stock and the change in the fair value of our series C preferred stock. Non-cash interest expense related to redeemable preferred stock decreased $0.1 million to $9.9 million for the three months ended September 30, 2007, from $10.0 million for the three months ended September 30, 2006, primarily due to the reduction in the discount rate on the fixed portion of the series C preferred stock from 13.0% to 0% because of the redemption on August 7, 2007. For periods after August 7, 2007, the date we closed our initial public offering, we converted all shares of series C preferred stock into shares of series A preferred stock, series B preferred stock and common stock, and redeemed all outstanding shares of our preferred stock. Thus, for periods after August 7, 2007, we do not expect to incur non-cash interest expense related to redeemable preferred stock because no shares of preferred stock are outstanding after such date.
Interest Expense, Net
          Interest expense, net consists primarily of interest expense on outstanding borrowings under our bank credit facility, offset by interest income from our invested cash balances and the change in the estimated fair value of our interest rate swaps. Interest expense, net increased $0.8 million to $3.2 million for the three months ended September 30, 2007, from $2.4 million for the three months ended September 30, 2006, due to $0.6 million of expense incurred related to the write off of deferred financing fees on the previous credit facility, and $0.4 million of expense in connection with the write off of the unaccreted issuance costs on series C preferred stock. These increases were partially offset by a decrease in our average outstanding borrowings. For the three months ended September 30, 2007, our average outstanding borrowings were $67.3 million compared to $82.8 million for the three months ended September 30, 2006. This decrease in average outstanding borrowings was due to repayment of $30 million of our debt in August 2007 from the proceeds of our initial public offering. The estimated fair value of our fixed rate interest rate swaps decreased by $375,000, to a $405,000 liability at September 30, 2007, from a $30,000 liability at September 30, 2006, due to the decrease in variable interest rates. We are required by our bank credit facility to maintain an interest rate protection program, and therefore we use interest rate swaps to manage our interest rate risk.
Income Tax Expense
          We recorded income tax expense of $1.7 million and $1.5 million, respectively, for the three months ended September 30, 2007 and 2006. For these quarterly periods, we used an effective tax rate based on our annual projected income in accordance with APB No. 28.
Business Information Division Results
          Revenues. Business Information Division revenues increased $3.2 million, or 17.7%, to $21.0 million for the three months ended September 30, 2007, from $17.8 million for the three months ended September 30, 2006. Our display and classified advertising revenues increased $1.0 million, or 13.5%, to $8.7 million for the three months ended September 30, 2007, from $7.7 million for the three months ended September 30, 2006, primarily due to growth in the number of advertisements placed in our publications. Our public notice revenues increased $2.4 million, or 40.6%, to $8.5 million for the three months ended September 30, 2007, from $6.0 million for the three months ended September 30, 2006 primarily due to the increased number of foreclosure notices placed in our publications.
          Circulation revenues decreased $0.2 million, or 6.4%, to $3.2 million, for the three months ended September 30, 2007, from $3.4 million for the three months ended September 30, 2006. An increase in the average price per paid subscription was offset by a decline in the number of paid subscribers between September 30, 2006 and September 30, 2007. As of September 30, 2007, our paid publications had approximately 73,700 subscribers, a decrease of approximately 1,900, or 2.5%, from total subscribers of approximately 75,600 as of September 30, 2006. This decrease was primarily due to our termination of discounted subscription programs for Lawyers USA and for publications in Colorado and Maryland, partially offset by an increase in paid subscribers related to our acquisition of Venture Publications, Inc. in March 2007. Other Business Information Division revenues decreased $0.1 million, or 13.9%, to $0.6 million for the three months ended September 30, 2007, from $0.7 million for the three months ended September 30, 2006, primarily due to decreased commercial printing sales.
          One of our paid publications, The Daily Record in Maryland, as well as the business information products we target to the Missouri markets and the Massachusetts market, each accounted for over 10% of our Business Information Division’s revenues for the three months ended September 30, 2007.
          Operating Expenses. Total direct operating expenses attributable to our Business Information Division increased $0.9 million, or 13.8%, to $7.4 million for the three months ended September 30, 2007, from $6.5 million for the three months ended September 30, 2006. This increase was attributable to increased operating costs in connection with the acquisition of Venture Publications, Inc. in March 2007, as well as increased costs due to increased public notice revenues. Selling, general and administrative expenses attributable to our Business Information Division increased $1.4 million, or 20.9%, to $8.3 million for the three months ended September 30, 2007, from $6.9 million for the three months ended September 30, 2006, due to increased operating costs in connection with the acquisition of Venture

Publications, Inc. as well as increased overall wage costs and costs of various marketing promotions. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased slightly to 80.5% in the third quarter of 2007 from 80.1% in the third quarter of 2006.
Professional Services Division Results
          Revenues. Professional Services Division revenues increased $6.4 million, or 58.3%, to $17.4 million for the three months ended September 30, 2007, from $11.0 million for the three months ended September 30, 2006, primarily due to a $6.3 million increase in mortgage default processing service revenues to $13.7 million in the third quarter of 2007 from $7.4 million in the third quarter of 2006. This increase in revenues from the mortgage default processing services business was comprised of $3.2 million from the mortgage default processing services business that we acquired from Feiwell & Hannoy in January 2007 and $3.2 million from the growth of APC’s mortgage default processing services business in Michigan. In the third quarter of 2007, we serviced approximately 34,700 mortgage default case files for clients of our law firm customers in Michigan and Indiana, compared to approximately 19,900 mortgage default case files that we serviced for clients of our law firm customer in Michigan in the third quarter of 2006. Appellate services revenues increased $0.1 million, or 1.4%, to $3.7 million for the three months ended September 30, 2007, from $3.6 million for the three months ended September 30, 2006. This increase was attributable to Counsel Press providing assistance with respect to a greater number of appellate filings (approximately 2,200 in the third quarter of 2007 compared to approximately 2,000 in the third quarter of 2006); however, the average file sizes were smaller and less complex in the third quarter of 2007 compared to the third quarter of 2006.
          Operating Expenses. Total direct operating expenses attributable to our Professional Services Division increased $2.1 million, or 65.7%, to $5.3 million for the three months ended September 30, 2007, from $3.2 million for the three months ended September 30, 2006, due to $1.3 million of additional expenses associated with the mortgage default processing service business of Feiwell & Hannoy, which we acquired in January 2007 and $0.8 million of other expenses primarily due to increased personnel costs resulting from an increase in the volume of files processed by APC. Selling, general and administrative expenses attributable to our Professional Services Division increased $1.9 million, or 65.0%, to $4.7 million for the three months ended September 30, 2007, from $2.8 million for the three months ended September 30, 2006, $1.0 million of which was due to our acquisition of the mortgage default processing service business of Feiwell & Hannoy in January 2007 and $0.6 million of increased costs in APC due to increased personnel costs, increased costs associated with higher file volumes and increased other expenses. Counsel Press’ selling, general and administrative expenses increased $0.2 million due to increased bad debt expense resulting from a reserve for aged accounts.
          Depreciation expense attributable to our Professional Services Division increased $0.4 million to $0.7 million for the three months ended September 30, 2007, from $0.3 million for the three months ended September 30, 2006. This increase was partially attributable to the inclusion of fixed assets from Feiwell & Hannoy that were acquired in January 2007, as well as fixed assets acquired by APC in connection with their move to a new facility in the second quarter of 2007. Amortization expense increased $0.4 million to $1.1 million in the third quarter of 2007 from $0.7 million in the third quarter of 2006 due to the amortization of finite-lived intangible assets associated with the January 2007 acquisition of the mortgage default processing service business of Feiwell & Hannoy. Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue increased to 68.1% for the three months ended September 30, 2007, from 64.5% for the three months ended September 30, 2006.

Nine Months Ended September 30, 2007
Compared to Nine Months Ended September 30, 2006
Revenues
          Our total revenues increased $31.7 million, or 39.9%, to $111.1 million for the nine months ended September 30, 2007, from $79.4 million for the nine months ended September 30, 2006. This increase in total revenues consisted of the following:
•	$7.9 million of increased revenues from our mortgage default processing service in Michigan, which we acquired when we acquired APC on March 14, 2006, and for which we recognized a full nine months of revenues in 2007;

•	$8.9 million of revenues from our mortgage default processing services operations in Indiana, which we acquired from Feiwell & Hannoy on January 9, 2007;

•	$1.1 million of revenues from the Mississippi Business Journal included as part of our acquisition of the publishing assets of Venture Publications, Inc. which we acquired on March 30, 2007; and

•	$13.8 million of increased revenues from our organic growth within existing businesses (i.e., businesses that we operated in the first nine months of both 2006 and 2007), consisting of $7.3 million of increased revenues from our Professional Services Division and $6.5 million of increased revenues in our Business Information Division, primarily resulting from increased public notice revenues.
We derived 55.8% and 68.6% of our total revenues from our Business Information Division and 44.2% and 31.4% of our total revenues from our Professional Services Division for the nine months ended September 30, 2007 and 2006, respectively.
Operating Expenses
          Our total operating expenses increased $26.2 million, or 40.6%, to $90.8 million for the nine months ended September 30, 2007, from $64.6 million for the nine months ended September 30, 2006. Operating expenses attributable to our corporate operations, which consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs, increased $3.5 million, or 98.9%, to $7.0 million, for the nine months ended September 30, 2007, from $3.5 million for the nine months ended September 30, 2006. Total operating expenses as a percentage of revenues increased slightly to 81.7% for the nine months ended September 30, 2007 from 81.3% for the nine months ended September 30, 2006 primarily because of this increase in unallocated corporate costs.
          Direct Operating Expenses. Our direct operating expenses increased $9.5 million, or 34.5%, to $36.9 million for the nine months ended September 30, 2007, from $27.4 million for the nine months ended September 30, 2006. This increase in direct operating expenses was primarily attributable to the cost of compensation and employee benefits for the processing staff of the mortgage default processing service business of Feiwell & Hannoy that we acquired in the first quarter of 2007 and for APC that we acquired in March 2006 and for which we recognized a full nine months of operating expenses in the nine months ended September 30, 2007 as well as other increased operating expenses of APC due to the increases in the volume of files processed. Additionally, direct operating expenses increased due to stock compensation expense recorded in the nine months ending September 30, 2007. Direct operating expenses as a percentage of revenue decreased from 34.5% as of September 30, 2006 to 33.2% as of September 30, 2007 due to the increase in higher margin revenue.
          Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $13.6 million, or 42.8%, to $45.4 million for the nine months ended September 30, 2007, from $31.8 million for the nine months ended September 30, 2006, due to the costs of employee salaries and benefits for the mortgage default processing services business of Feiwell & Hannoy that we acquired in the first quarter of 2007 and for APC that we acquired in March 2006 and for which we recognized a full nine months of operating expenses in the nine months ended September 30, 2007, as well as an increase in corporate insurance costs. Additionally, selling, general and administrative expenses increased due to stock compensation expense recorded in the nine months ending September 30, 2007. Selling, general and administrative expense as a percentage of revenue increased to 40.9% as of September 30, 2007 from 40.1% as of September 30, 2006 primarily due to the increase in unallocated corporate costs explained above. We expect our selling, general and administrative expenses to increase in the fourth quarter due to expenses incurred in compliance activities relating to the Sarbannes-Oxley Act of 2002
          Depreciation and Amortization Expense. Our depreciation expense increased $1.1 million, or 64.9%, to $2.9 million for the nine months ended September 30, 2007, from $1.7 million for the nine months ended September 30, 2006 due to increased levels of property and equipment in 2007. Our amortization expense increased $2.0 million, or 55.1%, to $5.6 million for the nine months ended September 30, 2007, from $3.6 million for the nine months ended September 30, 2006, due primarily to the amortization of finite-lived intangible assets acquired in the APC acquisition in March 2006, as well as the mortgage default processing services business of Feiwell & Hannoy that we acquired in the first quarter of 2007.
Adjusted EBITDA
          Adjusted EBITDA (as defined and discussed above under Non-GAAP Financial Measures above) increased $10.4 million, or 47.0%, to $32.4 million for the nine months ended September 30, 2007, from $22.1 million for the nine months ended September 30, 2006, due to the cumulative effect of the factors described above that are applicable to the calculation of adjusted EBITDA. Adjusted EBITDA as a percentage of revenues, which we also refer to as adjusted EBITDA margin, increased to 29.2% for the nine months ended September 30, 2007, from 27.8% for the nine months ended September 30, 2006.
Non-Cash Interest Expense Related to Redeemable Preferred Stock
          Non-cash interest expense related to redeemable preferred stock consists of non-cash interest expense related to the dividend accretion on our series A preferred stock and series C preferred stock and the change in the fair value of our series C preferred stock. Non-cash interest expense related to redeemable preferred stock increased $42.7 million to $66.1 million for the nine months ended September 30, 2007, from $23.4 million for the nine months ended September 30, 2006, primarily due to the increase in the fair value of our series C preferred stock. In connection with our initial public offering, we converted the series C preferred stock into shares of series A preferred stock, series B preferred stock and common stock. We then used a portion of the net proceeds of the offering to redeem the series A preferred stock and series B preferred stock, including shares of series A preferred stock and series B preferred stock issued upon conversion of the series C preferred stock. As a result of such redemption, there are currently no shares of preferred stock issued and outstanding.

Interest Expense, Net
          Interest expense, net consists primarily of interest expense on outstanding borrowings under our bank credit facility, offset by interest income from our invested cash balances and the change in the estimated fair value of our interest rate swaps. Interest expense, net increased $1.8 million to $6.6 million for the nine months ended September 30, 2007, from $4.9 million for the nine months ended September 30, 2006, due primarily to $0.6 million of expense incurred related to the write off of deferred financing fees on the previous credit facility, and $0.4 million of expense in connection with the write off of the unaccreted issuance costs on series C preferred stock as well as increased average outstanding borrowings under our bank credit facility, and to a lesser extent to interest rate increases, given that our interest rate swaps are only a partial hedge of our exposure to interest rate fluctuations. For the nine months ended September 30, 2007, our average outstanding borrowings were $82.8 million compared to $72.3 million for the nine months ended September 30, 2006. This increase in average outstanding borrowings was due to the debt borrowed to finance acquisitions. Interest income decreased $0.2 million to $0.1 million for the nine months ended September 30, 2007, from $0.3 million for the nine months ended September 30, 2006. The estimated fair value of our fixed rate interest rate swaps decreased by $375,000, to a $405,000 liability at September 30, 2007, from a $30,000 liability at September 30, 2006, due to the increase in variable interest rates.
Income Tax Expense
          We recorded income tax expense of $5.8 million and $4.0 million, respectively, for the nine months ended September 30, 2007 and 2006. For these periods, we used an effective tax rate of 39% and 37%, respectively, based on our annual projected income in accordance with APB No. 28.
Business Information Division Results
          Revenues. Business Information Division revenues increased $7.6 million, or 13.9%, to $62.0 million for the nine months ended September 30, 2007, from $54.5 million for the nine months ended September 30, 2006. Our display and classified advertising revenues increased $2.7 million, or 11.8%, to $25.9 million for the nine months ended September 30, 2007, from $23.2 million for the nine months ended September 30, 2006, primarily due to growth in the number of advertisements placed in our publications. Our public notice revenues increased $5.4 million, or 29.1%, to $23.8 million for the nine months ended September 30, 2007, from $18.4 million for the nine months ended September 30, 2006 primarily due to the increased number of foreclosure notices placed in our publications.
          Circulation revenues decreased $0.1 million, or 0.7%, to $10.2 million for the nine months ended September 30, 2007, from $10.3 million for the nine months ended September 30, 2006. An increase in the average price per paid subscription was offset by a decline in the number of paid subscribers between September 30, 2006 and September 30, 2007, as described above. Other Business Information Division revenues decreased $0.5 million, or 18.0%, to $2.1 million for the nine months ended September 30, 2007, from $2.6 million for the nine months ended September 30, 2006, primarily due to decreased commercial printing sales.
          One of our paid publications, The Daily Record in Maryland, as well as the business information products we target to the Missouri markets and the Massachusetts market, each accounted for over 10% of our Business Information Division’s revenues for the nine months ended September 30, 2007.
          Operating Expenses. Total direct operating expenses attributable to our Business Information Division increased $1.5 million, or 7.8%, to $21.1 million for the nine months ended September 30, 2007, from $19.6 million for the nine months ended September 30, 2006. This increase was primarily attributable to spending on outside software programmers working on web-related initiatives and increased operating costs in connection with the acquisition of Venture Publications, Inc. in March 2007. Selling, general and administrative expenses attributable to our Business Information Division increased $3.9 million, or 18.4%, to $25.2 million for the nine months ended September 30, 2007, from $21.3 million for the nine months ended September 30, 2006, due to increased general, selling and administrative costs in connection with the acquisition of Venture Publications, Inc. as well as increased overall wage costs and costs of various marketing promotions. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue was 80.0% for nine months ended September 30, 2007 and 2006.
Professional Services Division Results
          Revenues. Professional Services Division revenues increased $24.1 million to $49.0 million for the nine months ended September 30, 2007, from $24.9 million for the nine months ended September 30, 2006, primarily due to the $22.5 million increase in mortgage default processing service revenues to $37.9 million for the nine months ended September 30, 2007 from $15.3 million for the nine months ended September 30, 2006. This increase was primarily attributable to the revenues from APC’s mortgage default processing service businesses in Michigan (a $13.6 million increase) and Indiana (an $8.9 million increase), which we acquired in March 2006 and January 2007, respectively. For the nine months ended September 30, 2007, we serviced approximately 94,400 mortgage default case files for clients of our law firm customers in Michigan and Indiana, compared to approximately 53,900 mortgage default case files that we serviced for clients of our law firm customer in Michigan during the nine months ended September 30, 2006.
          Appellate services revenues increased $1.6 million, or 16.3%, to $11.2 million for the nine months ended September 30, 2007, from $9.6 million for the nine months ended September 30, 2006. This increase was attributable to Counsel Press providing assistance with respect to a greater number of appellate filings (approximately 6,600 in the first nine months of 2007 compared to approximately 5,600 in the first nine months of 2006), several of which were large and complex filings that we completed during the first nine months of 2007.
          Operating Expenses. Total direct operating expenses attributable to our Professional Services Division increased $7.9 million to $15.7 million for the nine months ended September 30, 2007, from $7.8 million for the nine months ended September 30, 2006, primarily due to the expenses of APC’s mortgage default processing service businesses in Michigan (a $3.8 million increase) and Indiana (a $3.8 million increase), which we acquired in March 2006 and January 2007, respectively. Selling, general and administrative expenses attributable to our Professional Services Division increased $6.4 million to $13.6 million for the nine months ended September 30, 2007, from $7.2 million for the nine months ended September 30, 2006 due to our acquisition of the mortgage default processing service businesses of APC (a $2.9 million increase) and Feiwell & Hannoy (a $2.7 million increase) in March 2006 and January 2007, respectively. Additionally, personnel costs at Counsel Press increased $0.4 million due to higher commissions (as a result of increased sales) as well as staff additions. In addition, increased bad debt expense resulted in an additional increase of $0.2 million of selling, general and administrative expenses due to a reserve for aged accounts. Depreciation expense attributable to our Professional Services Division increased $0.8 million to $1.4 million for the nine months ended September 30, 2007, from $0.6 million for the nine months ended September 30, 2006. This increase was attributable to the inclusion of fixed assets from APC (a $0.4 million increase) and Feiwell & Hannoy (a $0.2 million increase) that were acquired in March 2006 and January 2007, respectively. Amortization expense increased $1.5 million to $3.3 million for the nine months ended September 30, 2007 from $1.8 million for the nine months ended September 30, 2006 due to the amortization of finite-lived intangible assets associated with the March 2006 acquisition of APC (a $0.5 million increase) and the January 2007 acquisition of the mortgage default processing service business of Feiwell & Hannoy (a $0.8 million increase). Additionally, Counsel Press’s amortization expense increased $0.2 million. Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue decreased from 70.1% for the nine months ended September 30, 2006, to 69.5% for the nine months ended September 30, 2007.
OFF BALANCE SHEET ARRANGEMENTS
          We have not entered into any off balance sheet arrangements.
LIQUIDITY AND CAPITAL RESOURCES
          Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, sales of our equity securities, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of September 30, 2007 and December 31, 2006, as well as cash flows for the nine months ended September 30, 2007 and 2006 (in thousands):

	September 30, 2007	December 31, 2006

Cash and cash equivalents	$4,041	$786
Working capital deficit	(3,234)	(8,991)
Long-term debt, less current portion	48,130	72,760

	Nine Months Ended
	September 30,
	2007	2006
Net cash provided by operating activities	$20,336	$14,851
Net cash used in investing activities:
Acquisitions and investments	(17,335)	(42,262)
Capital expenditures and other	(5,594)	(1,558)
Net cash provided by financing activities	5,848	37,504
Cash Flows Provided by Operating Activities
          The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
          Net cash provided by operating activities for the nine months ended September 30, 2007 increased $5.5 million, or 36.9%, to $20.3 million from $14.9 million for the nine months ended September 30, 2006. This increase was primarily the result of a full nine months of operations of APC in 2007, which we purchased in March 2006, and the inclusion of the results of the mortgage default processing service business of Feiwell & Hannoy, which we acquired in January 2007.
          Working capital deficit decreased $5.8 million, or 64.0%, to $(3.2) million at September 30, 2007, from $(9.0) million at December 31, 2006. Current liabilities increased $1.3 million, or 4.7%, to $29.1 million at September 30, 2007 from $27.8 million at December 31, 2006. Accounts payable and accrued liabilities increased $3.1 million, or 30.9%, to $13.1 million at September 30, 2007 from $10.0 million at December 31, 2006. This increase was primarily caused by the timing of payments on trade accounts payable as well as increases in income taxes payable and accrued interest. Current deferred revenue increased $0.1 million, or 1.6%, to $10.9 million at September 30, 2007 from $10.8 million at December 31, 2006. Current assets increased $7.1 million, or 37.6%, to $25.9 million at September 30, 2007 from $18.8 million at December 31, 2006. This increase was due primarily to the growth of accounts receivable by $3.7 million from $15.7 million at December 31, 2006 to $19.4 million at

September 30, 2007, and the increase in cash from $0.8 million at December 31, 2006 to $4.0 million at September 30, 2007.
          The increase in accounts receivable from December 31, 2006 to September 30, 2007 was primarily attributable to increased sales and accounts receivable from our acquisition of the mortgage default processing service business of Feiwell & Hannoy, which we acquired in January 2007. Our allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of September 30, 2007 and December 31, 2006 is set forth in the table below:

	September 30,	December 31,
	2007	2006

Allowance for doubtful accounts as a percentage of gross accounts receivable	5.4%	6.1%
Day sales outstanding	49.8	58.3
          We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. Our DSO decreased from December 31, 2006 to September 30, 2007 because APC accounts comprise an increasing percentage of the account receivable balance and these accounts are collected faster than the accounts receivable in the other businesses we owned during that period.
          We own 35.0% of the membership interests in DLNP, the publisher of Detroit Legal News, and received distributions of $4.2 million, and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.
Cash Flows Used by Investing Activities
          Net cash used by investing activities decreased $20.8 million, or 47.4%, to $23.0 million in the first nine months in 2007 from $43.8 million in the first nine months of 2006. Uses of cash in both periods pertained to acquisitions, capital expenditures and purchases of software. Cash paid for acquisitions totaled $17.3 million for the nine months ended September 30, 2007 and $42.3 million for the nine months ended September 30, 2006. Capital expenditures and purchases of software were approximately $5.7 million and $1.6 million in the first nine months of 2007 and 2006, respectively. We estimate that our total capital expenditures in 2007 will be approximately $7.0 million for projects intended to improve our operations. In June 2007, we moved APC to a new office location in suburban Detroit that we are leasing from an affiliate of Trott & Trott because our previous lease was expiring and to provide us room for expansion. During the first nine months of 2007, we also completed building a new data center to support our Business Information and Professional Services division at this suburban Detroit office. The cost of these developments was $2.5 million, $1.3 million of which was attributable to leasehold improvements, $0.4 million for computer equipment, and $0.8 million for furniture. We incurred $3.2 million of additional capital expenditures in the first nine months of 2007 and expect to incur approximately $1.3 million of additional capital expenditures in 2007, including $0.3 million to customize our proprietary case management software system so that it can be used in judicial foreclosure states, such as Indiana, as well as other non-judicial states like Michigan. We expect that the customization of our proprietary case management software system will be completed in the first quarter of 2008.
          Finite-lived intangible assets increased $11.6 million, or 17.7%, to $77.5 million as of September 30, 2007 from $65.9 million as of December 31, 2006. This increase was due to the services contract with Feiwell & Hannoy that resulted from the acquisition of its mortgage default processing service business, and the trade names, advertiser lists and subscriber lists acquired in connection with the Venture Publications acquisition. These items were partially offset by increased amortization expense.
          Goodwill increased $6.3 million, or 8.7%, to $79.0 million as of September 30, 2007 from $72.7 million as of December 31, 2006. This increase was due to APC’s acquisition of the mortgage default processing service business of Feiwell & Hannoy, as well as our acquisition of the Mississippi publications of Venture Publications.
Cash Flows Provided by Financing Activities
          Net cash provided by financing activities primarily includes borrowings under our revolving credit agreement, the issuance of long-term debt and the proceeds from our initial public offering (after offering expenses of $4.2 million). Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, the redemption of any preferred stock, the payment of fees associated with the issuance of long-term debt and payments on capital leases.
          Net cash provided by financing activities decreased $31.7 million to $5.8 million in the first nine months of 2007 from $37.5 million in the first nine months of 2006. This decrease was due to the reduction in net borrowings of senior term notes in the first nine months of 2007 as compared to the first nine months of 2006. Long-term debt, less current portion, decreased $24.7 million, or 33.9%, to $48.1 million as of September 30, 2007 from $72.8 million as of December 31, 2006.
          Credit Agreement. On March 14, 2006, we, including our consolidated subsidiaries, entered into an amended and restated senior credit agreement with a six bank syndicate for which U.S. Bank, NA served as agent. The credit facility under the credit agreement consisted of a variable rate term loan and a variable rate revolving line of credit. As of December 31, 2006, we had outstanding under our credit agreement a variable rate term loan in the amount of $79.8 million. We also had the ability under our credit agreement to obtain $15.0 million of additional term loans in connection with acquisitions permitted by our credit agreement. No amount was outstanding as of December 31, 2006 under our variable rate revolving line of credit. In January 2007, we borrowed $13.0 million on the variable rate revolving line of credit to fund the acquisition of the mortgage default processing business of Feiwell & Hannoy. At the same time, we issued a non-interest bearing note with a face amount of $3.5 million to Feiwell & Hannoy in connection with this acquisition.
          Our credit agreement was amended as of March 27, 2007 pursuant to a second amendment to the amended and restated credit agreement. Immediately prior to the second amendment, the outstanding principal balance of the variable rate term loan commitment was $79.8 million. Pursuant to the second amendment, on March 27, 2007, we borrowed $10.0 million of additional term loan under our credit agreement. Proceeds from this borrowing were used to repay $10.0 million of the outstanding $13.0 million borrowed amount under the revolving line of credit. On March 30, 2007, we borrowed an additional $2.8 million on the revolving line of credit to fund the acquisition of the business information assets of Venture Publications. After entering into the second amendment, the variable rate term loan was increased to $89.8 million and the variable rate revolving line of credit was left unchanged at $15.0 million.
          On August 8, 2007, we, including our consolidated subsidiaries, entered into a second amended and restated credit agreement, effective August 8, 2007, with a syndicate of bank lenders and U.S. Bank National Association, as LC bank and lead arranger and as agent for the lenders, for a $200 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50 million due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility in an aggregate amount of up to $150 million with a final maturity date of August 8, 2012. At any time the outstanding principal balance of revolving loans under the revolving credit facility exceeds $25 million, such revolving loans will convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of August 8, 2014. The second amended and restated credit agreement also contains provisions for the issuance of letters of credit under the revolving credit facility.
          The second amended and restated credit agreement amends and restates the amended and restated credit agreement we executed in March 2006 in its entirety. On August 7, 2007, we used $30.0 million of net proceeds from our initial public offering to repay a portion of the outstanding principal balance of the variable term loans outstanding under our existing credit facility. The remaining balance of the variable term loans and outstanding revolving loans, plus all accrued interest and fees thereon was converted to $50.0 million of term loans under the term loan facility and approximately $9.1 million of revolving loans under the revolving credit facility. We expect to use the remaining availability under the second amended and restated credit agreement for working capital and other general corporate purposes, including the financing of acquisitions. As of September 30, 2007, we had $50.0 million outstanding under our term loan, no outstanding balance under our revolving line of credit and available capacity of approximately $130.0 million, after taking into account the senior leverage ratio requirements under the credit agreement.
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
Future Needs
          In connection with our initial public offering, which closed on August 7, 2007, we received net proceeds of $137.4 million, after deducting underwriting discounts of $10.7 million and offering expenses of $4.2 million. Of this amount, we used approximately $101.1 million to redeem our Series A stock and Series B stock and $30.0 million to repay outstanding indebtedness under our credit facility. We plan to continue to develop and evaluate potential acquisitions to expand our product and service offerings and customer base and enter new geographic markets. We intend to fund these initiatives over the next twelve months with funds generated from operations, net proceeds from our initial public offering and borrowings under our credit facility. Over the longer term, we expect that cash flow from operations, supplemented by short and long term financing and the proceeds from our initial public offering and the credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our short and long-term assets, our relative levels of debt and equity and the overall condition of the credit markets. We have invested the net proceeds remaining after the redemption of our preferred stock and repayment of outstanding indebtedness under our credit facility in short-term, investment-grade, interest-bearing securities, pending their use for other general corporate purposes.
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
          Prior to the offering, these individuals and entities owned approximately 90% of our series A preferred stock and 99% of our series C preferred stock and received an aggregate of approximately $97,316,000 and 5,078,612 shares of our common stock upon consummation of the conversion of the series C preferred stock and redemption of all preferred stock. The cash redemption payment reflects the reduction of the base dividend rate applicable to the series C preferred stock from 8% per annum to 6% per annum, which reduction was effective as of March 14, 2006. This reduction of the base dividend rate was approved by our stockholders in July 2007 and was recorded as a $2.8 million decrease in non-cash interest expense in the third quarter of 2007. See “Unregistered Sales of Equity Securities and Use of Proceeds” under Item 2 of Part II below for a more detailed description of certain proceeds received by, and payments made to, certain related parties in connection with our public offering and the redemption of our preferred stock.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
          We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, we have swap arrangements that convert $40.0 million of our variable rate term loan into a fixed rate obligation. Under our credit facility, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.
          SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of September 30, 2007, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, the fair value is classified within other liabilities on our balance sheet and as an increase to interest expense in our statement of operations for the nine months then ended. For the three and nine months ended September 30, 2007, we recognized an increase of $0.8 million and $0.4 million, respectively, of interest expense related to the decrease in fair value of the interest rate swap agreements.

          If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.
          Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.1 million (pre-tax) and $0.2 million (pre-tax) for the three and nine months ended September 30, 2007, respectively.
ITEM 4. Items 4 and 4T. Controls and Procedures
Disclosure Controls and Procedures
          We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time frames specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Control Over Financial Reporting
          There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
          We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, none of which we believe to be material to our financial condition or results of operations.
Item 1A. Risk Factors
          There have been no material changes from risk factors previously disclosed in “Risk Factors” in our prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933 on August 2, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On August 7, 2007, we completed an initial public offering of shares of our common stock. In connection with our initial public offering, we sold 10,500,000 shares and selling stockholders sold 4,975,000 shares, including 2,018,478 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from certain selling stockholders. These shares were sold at an initial offering price of $14.50 per share, less an underwriting discount of $1.015. Goldman, Sachs & Co. and

Merrill Lynch, Pierce, Fenner & Smith Incorporated served as the managing underwriters and representatives of the underwriters in the initial public offering. In connection with the offering, the SEC declared our registration statement on Form S-1 (Reg. No. 333-142372) effective on August 1, 2007, and we filed a registration statement on Form S-1 pursuant to Rule 462(b) of the Securities Act of 1933 (Reg. No. 333-145052) on August 1, 2007 to register additional shares of common stock in the offering. Pursuant to the registration statements, we registered a total of 15,475,000 shares of common stock. The aggregate price of the shares sold by us and the selling stockholders was $152.3 million and $72.1 million, respectively. We received net proceeds from the our sale of 10,500,000 shares of our common stock of approximately $137.4 million, after deducting underwriting discounts of $10.7 million and offering expenses of $4.2 million, including expenses related to filing fees, legal and accounting fees and printing expenses. The selling stockholders received net proceeds of $67.1 million after deducting underwriting discounts of $5.0 million. We did not receive any proceeds from the sale of shares by the selling stockholders.
          We used approximately $101.1 million of our net proceeds to redeem all outstanding shares of our series A preferred stock, series B preferred stock and series C preferred stock, including all shares of series A preferred stock and series B preferred stock issued to holders of our series C preferred stock upon the conversion of the series C preferred stock on August 7, 2007, and $30.0 million of our net proceeds to repay a portion of the outstanding principal balance of the variable term loans outstanding under our credit facility. We also used $3.0 million to pay off a portion of our outstanding revolving note. We intend to use the remaining balance of approximately $4.0 million for other general corporate purposes in the fourth quarter 2007.
          Several of (1) our executive officers and current or recent members of our board of directors, their immediate family members and affiliated entities and (2) our stockholders who owned in excess of 10% of our common stock prior to the offering, some of which were selling stockholders, held shares of our series A preferred stock and series C preferred stock prior to the offering and the consummation of the redemption of all of the outstanding shares of our preferred stock, including those shares of series A preferred stock and series B preferred stock issued upon conversion of our series C preferred stock. These officers, directors and stockholders received the proceeds described below in connection with the consummation of the redemption of our preferred stock, and, if applicable, in connection with the sale of shares by such person(s) in the offering:
•	Prior to the offering, ABRY Mezzanine Partners, L.P. and ABRY Investment Partnership, L.P., or the ABRY funds, owned 25,000 shares, or approximately 66%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of series C preferred stock, received 3,339,171 shares of our common stock, 128,421 shares of our series A preferred stock and 25,000 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $42.6 million. The ABRY funds were selling stockholders in the offering and sold an aggregate of 2,020,152 shares of common stock in the offering and received net proceeds of approximately $27.2 million. Peni Garber, one of our directors, is an employee and officer of ABRY Partners, LLC, a service provider to, and a sponsor and affiliate of, the ABRY funds, and was designated as a member of our board by the ABRY funds.

•	Prior to the offering, BG Media Investors, L.P., or BGMI, owned 1,460,745 shares, or approximately 15.7%, of our outstanding common stock and 58,227 shares, or approximately 20%, of our outstanding series A preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock for $7.4 million. BGMI was a selling stockholder in the offering and sold an aggregate of 883,729 shares of common stock in the offering and received net proceeds of approximately $11.9 million. Edward Carroll, one of our directors, and Earl Macomber, who resigned as a director in March 2007, were designated as members of our board by BGMI. Mr. Carroll is a member of the general partner of BGMI and Mr. Macomber is an interest holder in the general partner of BGMI.

•	Prior to the offering, Caisse de dépôt et placement du Québec, or CDPQ, owned 2,285,865 shares or approximately 24.5%, of our outstanding common stock, 91,117 shares, or approximately 32%, of our outstanding series A preferred stock and 6,500 shares, or approximately 17%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of series C preferred stock, received 868,184 shares of our common stock, 33,390 shares of our series A preferred stock and 6,500 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $22.5 million. CDPQ was a selling stockholder in the offering and sold an aggregate of 1,908,155 shares of common stock in the offering and received net proceeds of approximately $25.7 million. Jacques Massicotte and George Rossi, both of whom are our directors, and Pierre Bédard, who resigned as a director in March 2007, were designated as members of our board by CDPQ.

•	Prior to the offering, Cherry Tree Ventures IV Limited Partnership, or Cherry Tree, owned 883,998 shares, or approximately 9.5%, of our outstanding common stock and 35,237 shares, or approximately 12%, of our outstanding series A preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock for $4.4 million. Anton Christianson, one of our directors, is a managing partner of CTV Partners IV, the general partner of Cherry Tree, and was designated as a member of our board by Cherry Tree. John Bergstrom, one of our directors, is a former senior associate of Cherry Tree Investments.

•	Prior to the offering, DMIC LLC, or DMIC, owned 460,125 shares, or approximately 4.9%, of our outstanding common stock, 18,341 shares, or approximately 6%, of our outstanding series A preferred stock and 5,030 shares, or approximately 13%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of series C preferred stock, received 671,841 shares of our common stock, 25,838 shares of our series A preferred stock and 5,030 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $10.8 million. Dean Bachmeier, who resigned as a director in March 2007, is principal of Private Capital Management, Inc., an affiliate of DMIC, and was designated as a member of our board by DMIC.

•	Prior to the offering, the David J. Winton trust, or the Winton trust, owned 264,123 shares, or approximately 2.8%, of our outstanding common stock, 10,528 shares, or approximately 4%, of our outstanding series A preferred stock and 250 shares, or approximately 1%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of our series C preferred stock, received 33,392 shares of our common stock, 1,284 shares of our series A preferred stock and 250 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $1.8 million. David Michael Winton, one of our directors, is the income beneficiary of the Winton trust and was designated as a member of our board by the Winton trust.

•	Prior to the offering, Parsnip River Company, L.P., or Parsnip, owned 486,846 shares, or approximately 5.2%, of our outstanding common stock, 19,406 shares, or approximately 7%, of our outstanding series A preferred stock, 250 shares, or approximately 1%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of our series C preferred stock, received 33,392 shares of our common stock, 1,284 shares of our series A preferred stock and 250 shares of our series B preferred stock upon. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $2.9 million. David Michael Winton, one of our directors, is the managing general partner of Parsnip.

•	Prior to the offering, James P. Dolan, our Chairman, President and Chief Executive Officer, directly owned 1,195,947 shares, or approximately 12.8%, of our outstanding common stock, 7,127 shares, or approximately 2%, of our outstanding series A preferred stock and 350 shares, or approximately 1%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of our series C preferred stock, Mr. Dolan directly received 46,748 shares of our common stock, 1,798 shares of our series A preferred stock and 350 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $1.5 million. In addition, prior to the offering, Mr. Dolan’s sisters owned 27 shares of our outstanding series A preferred stock that we redeemed and Mr. Dolan’s spouse owned 25 shares of our outstanding series C preferred stock that converted into series A preferred stock and series B preferred stock, that we redeemed, and common stock.

•	Prior to the offering, John Bergstrom, one of our directors, owned 46,152 shares, or approximately 0.49%, of our outstanding common stock and 46 shares, or approximately 0.02%, of our outstanding series A preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock for an aggregate of $5,814.

•	Prior to the offering, Scott J. Pollei, our Chief Financial Officer, through an IRA account, owned 50 shares, or approximately 0.13%, of our outstanding series C preferred stock, and upon completion of the offering and conversion of these shares of our series C preferred stock, Mr. Pollei’s account received 6,678 shares of our common stock, 257 shares of our series A preferred stock and 50 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $84,319. In addition, Mr. Pollei’s brother owned 150 shares of our outstanding series C preferred stock that converted into series A preferred stock and series B preferred stock, that we redeemed, and common stock.

•	Prior to the offering, Mark W.C. Stodder, our Executive Vice President, Business Information, owned 99,000 shares, or approximately 1.1%, of our outstanding common stock, and 13 shares, or approximately 0.03%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of our series C preferred stock, received 1,736 shares of our common stock, 67 shares of our series A preferred stock and 13 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $21,893.

•	Prior to the offering, Mark Baumbach, our Vice President of Technology, owned 36,000 shares, or approximately 0.4%, of our outstanding common stock, and 5 shares, or approximately 0.01%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of our series C preferred stock, received 668 shares of our common stock, 26 shares of our series A preferred stock and 5 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $8,382.

•	Prior to the offering, Chicosa Partners LLC, or Chicosa, owned 229,779 shares, or approximately 2.5%, of our outstanding common stock and 9,160 shares, or approximately 3%, of our

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

•	Prior to the offering, Media Power Limited Partnership, or Media Power, owned 236,610 shares, or approximately 2.5%, of our outstanding common stock, 9,432 shares, or approximately 3%, of our outstanding series A preferred stock and 400 shares, or approximately 1%, of our outstanding series C preferred stock and, upon completion of the offering and conversion of these shares of series C preferred stock, received 53,427 shares of our common stock, 2,055 shares of our series A preferred stock and 400 shares of our series B preferred stock. Upon consummation of the offering, we redeemed these shares of series A preferred stock and series B preferred stock for an aggregate of $1.9 million. Mr. Dolan, Cherry Tree Core Growth Fund, L.L.L.P., an affiliate of Cherry Tree, Adam Smith Growth Partners, L.P. and several employees of Cherry Tree are limited partners of Media Power. Mr. Christianson is the chairman of Adam Smith Companies, LLC, which is a general partner of Media Power, as well as the general partner of Adam Smith Growth Partners, L.P., a limited partner of Media Power. Messrs. Dolan and Bergstrom and several other employees of Cherry Tree are also special limited partners of Media Power. Messrs. Dolan and Bergstrom, Cherry Tree Core Growth Fund, L.L.L.P., Adam Smith Growth Partners, L.P. and Adam Smith Companies LLC own membership interests in Media Power of 10%, 1.4%, 25.1%, 2.1% and 3.9%, respectively.
          No payments for offering expenses were made directly or indirectly to (1) any of our directors, officers or their associates, (2) any person(s) owning 10% or more of any class of our equity securities or (3) any of our affiliates, except that we have agreed to reimburse the selling stockholders, including selling stockholders affiliated with certain of our directors and/or owning 10% or more of our common stock, for the legal fees they incurred in connection with the offering. We have not yet made any payments for selling stockholders’ legal fees.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
On July 9, 2007, the holders of a requisite number of our shares of outstanding capital stock entitled to vote on the matters below, approved, by written consent to action without meeting, the following:
1.	Approval and adoption of the Dolan Media Company 2007 Incentive Compensation Plan.

2.	Approval and adoption of the Dolan Media Company Employee Stock Purchase Plan.

3.	Approval and adoption of a certificate of amendment to the Certificate of Designations, Preferences and Rights of series B preferred stock and series C preferred Stock reducing the base dividend rate with respect to the series B preferred stock and series C preferred stock from 8% to 6% effective as of March 14, 2006.

4.	Approval and adoption of our amended and restated certificate of incorporation, among other things, increasing our number of authorized shares of common stock to 70 million and preferred stock to 5 million.

5.	Election of Edward Carroll, David Michael Winton and Peni Garber as Class I Directors; Anton J. Christianson, Cornelius J. Brakel and Jacques Massicotte as Class II Directors; and John C. Bergstrom, James P. Dolan and George Rossi as Class III Directors.

6.	Approval and adoption of the Second Amended and Restated Bylaws of the Company.
This action by written consent without meeting constituted the action and approval of our stockholders under Delaware law and our certificate of incorporation in effect at the time of such consent.
ITEM 5. Other Information
Not applicable.
ITEM 6. Exhibits

Number	Exhibit Title

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith, but deemed not filed in accordance with SEC rules

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLAN MEDIA COMPANY
Date: November 13, 2007	By:	/s/ James P. Dolan
James P. Dolan
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2007	By:	/s/ Scott J. Pollei
Scott J. Pollei
Chief Financial Officer (Principal Financial Officer)

Date: November 13, 2007	By:	/s/ Vicki J. Duncomb
Vicki J. Duncomb
Vice President, Finance (Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Furnished herewith, but deemed not filed in accordance with SEC rules.