Form 10-K
period 2007-12-31
Dolan Media CO
filed 2008-03-28
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(612) 317-9420
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, par value $0.001 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant in a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The registrant consummated its initial public offering on August 7, 2007. Therefore, as of June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. As of December 31, 2007, the last trading day of the registrant’s most recently completed quarter, its non-affiliates owned shares of its common stock having an aggregate market value of $611,336,460 (based upon the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange).

On March 17, 2008, there were 25,085,410 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we expect to file with the Securities Exchange Commission on or around April 7, 2008, but will file no later than 120 days after December 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. For example, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies — Valuation of Our Company Equity Securities,” we have disclosed assumptions and expectations regarding our performance that we have used in connection with determining the fair value of our securities and the amount of non-cash interest expense we have been required to record. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors, including those described in “Risk Factors” in this annual report on Form 10-K, that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report on Form 10-K.

In this annual report on Form 10-K, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Dolan Media Company and its consolidated subsidiaries.

PART I

Item 1.	Business

Overview

We are a leading provider of necessary business information and professional services to the legal, financial and real estate sectors in the United States. We provide companies and professionals in the markets we serve with access to timely, relevant and dependable information and services that enable them to operate effectively in highly competitive and time sensitive business environments. We serve our customers through two complementary operating divisions: Business Information and Professional Services.

Our Business Information Division is the third largest business journal publisher and second largest court and commercial publisher, based on revenues, in the United States. Based on volume of published public notices, we are also one of the largest carriers of public notices in the United States. We use our business publishing franchises as platforms to provide a broadening array of local business information products to our customers in each of the 21 markets that we serve in the United States, which are the geographic areas surrounding the cities presented in the map below.

Our Business Information portfolio consists of publications, web sites and a broad range of events that put us at the center of local and regional communities that rely upon our proprietary content. We currently publish 61 print publications consisting of 14 paid daily publications, 30 paid non-daily publications and 17 non-paid non-daily publications. Our paid publications and non-paid and controlled publications had approximately 71,700 and 154,600 subscribers, respectively, as of December 31, 2007. In addition, we provide business information electronically through our 65 web sites and our email notification systems. Our 44 on-line publication web sites had approximately 1,753,228 unique visits in 2007, our 21 event and other non-publication web sites had approximately 88,880 unique visits in 2007 and we had over 100,000 subscribers to our email notification systems as of December 31, 2007. The events we produce, including professional education seminars and awards programs, attracted approximately 42,000 attendees and 450 paying sponsors in 2007.

Our Professional Services Division comprises two operating units, American Processing Company LLC, or APC, and Counsel Press, LLC, or Counsel Press, or APC, one of the leading providers of mortgage default processing services in the United States, is the dominant provider of such services in Michigan, Indiana and Minnesota, which had the first, fourth and twelfth highest residential mortgage foreclosure rates, respectively, in the year ended December 2007, based on information from the Mortgage Bankers Association, or MBA, a national association representing the real estate finance industry. APC assists its law firm customers in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files, in connection with residential mortgage defaults. We serviced approximately 129,200 mortgage default case files relating to over 300 mortgage loan lenders and servicers that are clients of our law firm customers in Michigan and Indiana during the year ended December 31, 2007. In February 2008, we began providing mortgage default processing services to a law firm customer in Minnesota. Counsel Press is the largest appellate service provider nationwide, providing appellate services to attorneys in connection with approximately 8,800 appellate filings in federal and state courts in 2007. Counsel Press assists law firms and attorneys in organizing, printing and filing appellate briefs, records and appendices that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals or any state appellate court or appellate division. In 2007, the customers of Counsel Press included 81 of the 100 largest U.S. law firms listed in the most recent The American Lawyer Am Law 100 survey, including each of the 16 largest law firms and 41 of the 50 largest law firms.

We benefit from our comprehensive knowledge of, and high profile within, our target markets. Our breadth of business publications, web sites and events, together with our professional services, facilitates regular interaction among our customers, driving opportunities to grow revenues and improve operating margins. For example, our position as a leading provider of mortgage default processing services in Michigan provides us with a unique opportunity to direct a meaningful share of public notice advertising expenditures to Detroit Legal News Publishing, LLC, or DLNP, Michigan’s largest court and commercial newspaper publisher, in which we own a 35.0% interest. Further, we regularly share proprietary content among our publications and web sites and then tailor the content to each of the markets we serve. By leveraging our content throughout our businesses, we are able to reduce editorial expenses and improve our operating margins.

Our business model has multiple diversified revenue streams that allow us to generate revenues and cash flow throughout all phases of the economic cycle. This diversification allows us to maintain the flexibility to capitalize on growth opportunities. In addition, our balanced business model produces stability by mitigating the effects of economic fluctuations. The following pie chart describes the anticipated impact of economic downturns and expansions on revenues generated by our products and services, as well as the percentage of our total revenues generated by these products and services for the year ended December 31, 2007.

Revenues and cash flows from display and classified advertising and circulation tend to be cyclical in that they generally increase during economic expansions and decrease during economic downturns. A worsening economy reduces, and an improving economy increases, discretionary spending on items such as advertising and subscriptions to publications. In contrast, revenues and cash flows from public notices and mortgage default processing services tend to be counter-cyclical in that they generally increase during economic downturns and decrease during economic expansions. A worsening economy leads to a higher rate of residential mortgage foreclosures and a greater number of foreclosure-related public notices being published, while an improving economy has the opposite impact. Further, we consider revenues and cash flows from our appellate services to be non-cyclical in that the number of court appeals filed generally does not fluctuate significantly over the economic cycle.

Our History

Our predecessor company, also named Dolan Media Company, was formed in 1992 by James P. Dolan, our Chairman, President and Chief Executive Officer, and Cherry Tree Ventures IV, L.P. Scott J. Pollei, our Chief Financial Officer, and Mark W.C. Stodder, our Executive Vice President, Business Information, joined the company in 1994. Our current company was incorporated in Delaware in March 2003 under the name DMC II Company in connection with a restructuring whereby our predecessor company spun off its business information and other businesses to us and sold its national public records unit to a wholly-owned subsidiary of Reed Elsevier Inc. After the spin-off and sale in July 2003, we resumed operations under the name Dolan Media Company. We are a holding company that conducts all of our operating activities through various subsidiaries.

We have a successful history of growth through acquisitions. Since 1992, our Business Information Division has completed 39 acquisitions. We have a well-established track record of successful integration and improvements in revenues and cash flows of our acquired businesses due to our disciplined management approach that emphasizes consistent operating policies and standards, a commitment to high quality, relevant local content and centralized back office operations. In January 2005, we formed our Professional Services Division by acquiring Counsel Press, a leading provider of appellate services to the legal profession. In March 2006, we expanded our Professional Services Division by acquiring an 81.0% interest in APC, which provides mortgage default processing services in Michigan for the law firm Trott & Trott, P.C. In January 2007, APC entered the Indiana market by entering an exclusive services agreement with and, acquiring the mortgage default processing service business of, the law firm Feiwell & Hannoy Professional Corporation. We currently own 88.9% of APC. In February 2008, APC entered the Minnesota market by entering an exclusive services agreement with, and acquiring the mortgage default processing services business of, the law firm Wilford & Geske. We expect that our acquisitions will continue to be a critical component of the growth in both of our operating divisions.

Our Strengths

We intend to build on our position as a leading provider of essential business information and professional services to companies and professionals in the legal, financial and real estate sectors. We believe the following strengths will allow us to maintain a competitive advantage in the markets we serve:

Proprietary, Necessary and Customizable Information and Services.  We provide necessary business information and professional services on a timely basis to our customers in a format tailored to meet the needs and demands of their businesses. Our customers rely on our proprietary offerings to inform their operating strategies and decision making, develop business and practice opportunities and support key processes. We believe the high renewal rates for our business information products, which in the aggregate were 76% in 2007, the high retention rate of the clients of our mortgage default processing service customers (according to our law firm customers, 95% of the clients of our law firm customers in 2006 also used our law firm customers’ services in 2007) and the high retention rate of our appellate services customers (77% of customers that used our services for appellate filings in 2007 also used our services in 2006) are indicative of the significant degree to which our customers and their clients rely on our businesses.

Dominant Market Positions.  We believe we are the largest provider of business information targeted to the legal, financial and real estate sectors in each of our 21 markets. We are also one of the leading providers of mortgage default processing services in the United States and the largest national provider of appellate services. The value and relevance of our business information products and professional services have created sustained customer loyalty and recognized brands in our markets. As a result, we have become a trusted partner with our customers. Examples of our dominant market positions include:

•	Public Notices. We are experts in the complex legal requirements associated with public notices and our publications reach targeted members of local business and legal communities who depend upon or otherwise are interested in the information contained in public notices. Our focus and expertise allow us to provide high quality service while processing 305 types of public notices. We are qualified to carry public notices in 13 of the 21 markets in which we publish and on the basis of number of public notices published, we are the largest carrier of public notices in twelve of those markets.

•	Default Mortgage Processing Services. We have leveraged our significant knowledge and experience with respect to the local foreclosure, bankruptcy and eviction procedures, as well as our proprietary technology, to become the leading provider of mortgage default processing services in Michigan, Indiana, and Minnesota. Under long-term contracts, we are the exclusive provider of mortgage default processing services for two of the Midwest’s leading foreclosure law firms that handled more than 64% and 31% of residential mortgage foreclosures in Michigan and Indiana, respectively, in 2007. In the first quarter of 2008, we entered into another long term services contract and became the exclusive provider of mortgage default processing services to a Minnesota based foreclosure law firm that handled more than 26% of the residential mortgage foreclosures in Minnesota in 2007.

•	Appellate Services. We are the nation’s leading provider of appellate services to law firms, assisting them by organizing, printing and filing appellate briefs, records and appendices that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. In 2007, we enhanced our electronic case monitoring system, which allows us to identify new case filings and sales opportunities. We continued to expand our California office in 2007, which primarily serves the California State Appellate Courts and the U.S. Court of Appeals for the Ninth Circuit, with revenues from that office increasing 95%, or approximately $300,000 from the prior year.

Superior Value Proposition for Our Customers.  Our business information customers derive superior value from our dedicated efforts to provide timely, relevant, proprietary and customized content created by employees who have experience and expertise in the industries we serve. For example, many of our local legal news reporters have a law degree and/or legal background enabling them to create more valuable content for our publications and related web sites. This approach has enabled us to achieve high renewal rates for our business information products, which we believe is greatly valued by local advertisers. In addition, the clients of APC’s three law firm customers realize significant value from APC’s ability to assist them in efficiently processing large amounts of data associated with each foreclosure, bankruptcy or eviction case file because it enables these law firms to quickly address mortgage loans that are in default. This allows their clients to mitigate their losses. The flexibility, efficiency and customizable nature of our support systems enable high levels of customer service, which management believes creates a significant marketplace advantage for us. Further, our appellate service customers benefit greatly from Counsel Press’ comprehensive knowledge of the procedurally intensive requirements of, and close relationships forged with, the appellate courts.

Diversified Business Model.  Our balanced business model provides diversification by industry sector, product and service offering, customer base and geographic market. This diversification provides us with the opportunity to drive revenue growth and increase operating margins over time. In addition, this diversification creates stability for our business model because we have businesses that benefit during different phases of the economic cycle, which provides us with the opportunity and flexibility to capitalize on growth opportunities. As of December 31, 2007, we provided our print publications and on-line publication web sites to nearly 72,000 subscribers in the legal, financial and real estate sectors in 20 U.S. markets. In 2007, we processed approximately 8,800 appellate filings for attorneys from more than 2,000 law firms, corporations, non-profit agencies and government agencies nationwide. In 2007, we serviced approximately 129,200 mortgage default files relating to over 300 mortgage loan lenders and servicers that are clients of our law firm customers.

Successful Track Record of Acquiring and Integrating New Businesses.  We have demonstrated a strategic and disciplined approach to acquiring and integrating businesses. Since our predecessor’s inception in 1992, we have completed 39 acquisitions in our Business Information Division and six acquisitions in our Professional Services Division. We have established a proven track record of improving the revenue growth, operating margins and cash flow of our acquired businesses by:

•	improving the quality of products and services;

•	establishing and continuously monitoring operating and financial performance benchmarks;

•	centralizing back office operations;

•	leveraging expertise and best practices across operating functions, including sales and marketing, technology and product development; and

•	attracting, retaining and motivating quality managers and employees.

Experienced Leadership.  The top 29 members of our senior management team, consisting of our executive officers and unit managers, have significant applicable industry experience, and each of our top three executives has been with us for more than a decade. We benefit from our managers’ comprehensive understanding of our products and services, success in identifying and integrating acquisitions, extensive knowledge of our target communities and markets and strong relationships with current and potential business partners and customers.

Our Strategy

We intend to further enhance our leading market positions by executing the following strategies:

Leverage Our Portfolio of Complementary Businesses.  We have built a portfolio of complementary businesses through which we realize significant synergistic benefits. Our focus on business information and professional services for companies and other professionals in the legal, financial and real estate sectors has allowed us to develop expertise in these industries. This expertise has enabled us to establish a positive reputation and strong customer relationships in the markets we serve. We believe our prominent brand recognition among our customers will allow us to continue to expand, enhance and cross-sell the products and services we offer. In addition, as a leading provider of mortgage default processing services, we are able to control a meaningful share of public notice expenditures in the markets that this operating unit serves. This presents an opportunity to capture public notice revenue by establishing or acquiring publications that carry public notices in those markets. Because public notices are valuable information for the professional communities we serve, we also intend to use our public notices to continue to differentiate our business information products, which we believe will drive strong subscription levels and high renewal rates. We also continuously seek new opportunities to leverage our complementary businesses to increase our revenues and cash flows and maximize the impact of our cost saving measures.

Enhance Organic Growth.  We seek to leverage our market leading positions by continuing to develop proprietary content and valuable services that can be delivered to our customers through a variety of media distribution channels, thereby strengthening and extending our customer relationships and providing additional revenue generating opportunities. We also expect to demonstrate our commitment to, and extend our reach into, the markets we serve by developing and promoting professional education seminars, awards programs and other local events that are tailored to these markets. In addition, we intend to take advantage of new business opportunities and to expand the markets we serve by regularly identifying and evaluating additional demand for our products and services outside of our existing geographic market reach. Examples of this strategy include:

•	Customize Delivery to Meet Customer Needs. We will continue to use media channels that allow us to efficiently and effectively deliver our products and services to our customers. We offer our products and services through print, online, mobile, live events, audio/video and other media distribution channels. Our media neutral approach allows us to tailor our products and services to take advantage of the strengths inherent in each medium and allows our customers to choose their preferred method of delivery. We believe this enables us to maximize revenue opportunities from our proprietary content and services and provides us with a sustainable competitive advantage.

•	Increase Market Penetration. We will continue to use our business publishing franchise as a platform for the development of additional business information products for our targeted markets. We consistently enhance our business information products and drive new product development by encouraging innovation by our local management teams. We also intend to use our proprietary case management system, other technology-related productivity tools and efficient workflow organizational structure as the platform for growth of our mortgage default processing service business. We expect to realize significant benefits from the widespread and centralized use of this system, tools and structure because we believe they will enable us to service an even greater number of files efficiently and cost effectively, while providing a high standard of customer service. In addition, we intend to grow our appellate services business by opening new offices in additional geographic markets to increase our presence in additional local legal communities.

Continue to Pursue a Disciplined Acquisition Strategy in Existing and New Markets.  We will continue to identify and evaluate potential acquisitions that will allow us to expand our business information product and professional service offerings and customer base and enter new professional and geographic markets. We intend to pursue acquisitions that we can efficiently integrate into our organization and that we expect to be accretive to cash flow. We expect to expand our mortgage default processing services business by partnering with market-leading law firms in additional states that experience significant foreclosures. To that end, we are currently adapting our proprietary case management system to meet the applicable requirements of additional states. In addition, given the fragmented nature of the local business information market, we intend to continue to opportunistically pursue publications that enhance our strategic position in the markets we serve or that add attractive markets to our portfolio.

Realize Benefits of Centralization and Scale to Increase Cash Flows and Operating Profit Margins.  Because we typically acquire stand-alone businesses that lack the benefits of scale, we continue to realize efficiencies from centralizing our accounting, circulation, advertising production and appellate and default processing systems and will seek to obtain additional operational efficiencies through further consolidation of other management, information and back office operations. Currently, more than 50% of our accounting, human resources and information technology staff, on an aggregated basis, are located in our Minneapolis headquarters. We expect to increase those percentages over time as we continue our initiative to centralize our operations and streamline costs. While the centralization of these systems has resulted in cost savings, we have also been able to adapt these systems to address the specific needs of our local operations. As a result, each of our businesses has real-time access to important local sales, marketing and operating statistical information that we believe will continue to foster improved decision-making by our local management teams. Additionally, a key aspect of our platform is providing relevant and timely local content to the professional communities we serve. To develop a portion of such local content, we tailor editorial and other proprietary content generated across our platform. By sharing content across the platform in a centralized way, we can leverage our resources while simultaneously continuing to provide customized local content. Finally, we expect our centralization initiative and other investments in infrastructure will allow us to accelerate the realization of cost synergies in connection with future acquisitions. We believe these efforts will also enable us to increase our operating profit margins and cash flows in the future.

Our Industries

Business Information

We provide business information products to companies and professionals in the legal, financial and real estate sectors primarily through print and online business journals and court and commercial newspapers, as well as other electronic media offerings. Our business journals generally rely on display and classified advertising as a significant source of revenue and provide content that is relevant to the business communities they target. Our court and commercial newspapers generally rely on public notices as their primary source of revenue and offer extensive and more focused information to the legal communities they target. All of our business journals and court and commercial newspapers also generate circulation revenue to supplement their advertising and public notice revenue base. We believe, based on data we have collected over several years, that there are more than 250 local business journals and more than 350 court and commercial newspapers nationwide, which generated approximately $1.7 billion in revenues in 2007.

Mainstream media outlets, such as television, radio, metropolitan and national newspapers and the Internet, generally provide broad-based information to a geographically dispersed or demographically diverse audience. By contrast, we provide proprietary content that is tailored to the legal, financial and real estate sectors of each local and regional market we serve and that is not readily obtainable elsewhere. Our business information products are often the only source of local information for our targeted business communities and compete only to a limited extent for advertising customers with other media outlets, such as television, radio, metropolitan and national newspapers, the Internet, outdoor advertising, directories and direct mail. As a result of the competitive dynamics of the market and the value created for advertisers by targeted content and community relationships, we believe that the readers of our publications are a highly desirable demographic for advertisers.

We are qualified to carry public notices in 13 of the 21 markets we serve. A public notice is a legally required announcement informing citizens about government or government-related activities that may affect citizens’ everyday lives. Most of these activities involve the application of governmental authority to a private event, such as a mortgage foreclosure, probate filing, listings for fictitious business names, limited liability companies and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. A public notice typically possesses four primary characteristics: (1) it is published in a forum independent of the government, such as a local newspaper; (2) it is capable of being archived in a secure and publicly available format; (3) it is capable of being accessed by all segments of society; and (4) the public, as well as all interested parties, must be able to verify that the notice was published and its information disseminated to the public in the legally prescribed formats. Every jurisdiction in the United States has laws that regulate the manner in which public notices are published. Statutes specify wording, frequency of publication and other unusual characteristics that may vary according to jurisdiction and make the publication of public notices more complex than traditional advertising. These laws are designed to ensure that the public receives important information about the actions of its government from a newspaper that is accessible and already a trusted source of community information. Currently, local newspapers are the medium that is used to satisfy laws regulating the process of notifying the public. The requirements for publishing public notices serve as barriers to entry to new and existing publications that desire to carry public notices. Based on our internal estimates, we believe that the total spending on public notices in business publications in the United States was in excess of $600 million in 2007.

Professional Services

Our Professional Services Division consists of two operating units: APC, our mortgage default processing service business, and Counsel Press, our appellate service business. We provide these support services to the legal profession. We believe that attorneys and law firms are increasingly looking for opportunities to outsource non-legal functions so that they can focus their efforts on the practice of law. We believe that law firms are under intense pressure to increase efficiency and restrain costs while fulfilling the growing demands of clients. We further believe that outsourcing has become an increasingly attractive choice for law firms as they identify functions outside of their core competency of practicing law that can be performed by non-attorneys and, in turn, help manage their costs.

Mortgage Default Processing Services

The outsourced mortgage default processing services market is highly fragmented, and we estimate that it primarily consists of back-office operations of approximately 350 local and regional law firms throughout the United States. We believe that increasing case volumes and rising client expectations provide an opportunity for default processors that provide efficient and effective services on a timely basis.

We believe that residential mortgage delinquencies and defaults are increasing primarily as a result of the past increased issuance of subprime loans and popularity of non-traditional loan structures. Further compounding these trends are increases in mortgage interest rates from recent lows and the slowing of demand in the residential real estate market in many regions of the United States, which makes it more difficult for borrowers in distress to sell their homes. The increased volume of delinquencies and defaults has created additional demand for default processing services and has served as a growth catalyst for the mortgage default processing market.

Based on information provided to the MBA by banks and loan servicers who report their mortgage data to the MBA, approximately 46 million residential mortgage loans were being serviced in the United States as of December 31, 2007, a 5.8% increase from the approximately 43 million residential mortgage loans being serviced a year earlier. The MBA’s information also shows that seriously delinquent mortgages, defined as loans that are more than 90 days past due, rose approximately 63.7% during 2007. In its fourth quarter industry report, the MBA estimates that 2.0% of all mortgage loans were in foreclosure at December 31, 2007. This estimate includes loans where servicing has been suspended in accordance with the lender’s or loan servicer’s foreclosure requirements and excludes loans where the foreclosure has been completed. Based on this estimated annual volume of mortgages in foreclosure and the average revenue we derived per file in 2007 (which we assume would be generally representative of rates charged for mortgage default processing services throughout the United States), we believe the U.S. market for residential mortgage default processing services was approximately $700 million in 2007.

Subprime mortgages are provided to borrowers who represent higher credit risks. These mortgages typically bear rates at least 200 or 300 basis points above safer prime loans. Subprime mortgages outstanding have increased from 2.4% of all mortgages in 2001 to 13.4% of all mortgages as of December 31, 2007, according to the MBA. According to Inside Mortgage Finance, a publisher of news and statistics for executives in the residential mortgage business, new subprime loans granted in 2007 totaled approximately $191 billion, or about 7.0% of the total origination market, up from $160 billion in 2001. The maturation of the prime credit mortgage market, a low interest rate environment and a robust loan securitization market in recent years encouraged lenders to sustain growth by expanding into subprime lending. Subprime borrowers are more likely to default than prime borrowers. MBA statistics indicate that in the year ended December 31 2007, the default rate for subprime mortgage loans was approximately nine times greater than for prime mortgage loans, and the default rate for subprime adjustable rate mortgages (“ARMs”) was approximately fourteen times greater than for prime mortgage loans.

We also believe that the increasing prevalence and preference for non-traditional or so-called “Alt A” mortgages, including interest only mortgages, ARMs and option ARMs, is also contributing to mortgage delinquencies and defaults. According to Inside Mortgage Finance, Alt A mortgages represented about 11% of all mortgage originations in 2007. We believe that these non-traditional mortgage products are more likely to become delinquent and carry higher risk of default than traditional 15-year or 30-year fixed-rate mortgage loans.

APC provides mortgage default processing services for three law firm customers that handle mortgage foreclosures in Indiana, Michigan and Minnesota. Last year, Michigan, Indiana and Minnesota had the first, fourth and twelfth highest mortgage foreclosure rates, respectively.

Appellate Services

The market for appellate consulting and printing services is highly fragmented and we believe that it includes a large number of local and regional printers across the country. The appellate services market has experienced growing demand for consulting and printing services, and we believe that this trend will continue for the foreseeable future. Federal appeals often are more sophisticated, more complicated and more voluminous than appeals in state courts, and thus we believe that federal appeals present more attractive business prospects for Counsel Press. For the twelve months ended March 31, 2007, the 13 circuits of the U.S. Court of Appeals accepted 62,346 cases based on information from the Administrative Office of the U.S. Courts, or AOC. This represents a decrease of 15% from the previous year, based on information from the AOC, which also reported as of September 30, 2007, that the volume of appeals was up only 1.5% from

2002. At the highest federal court level, 8,857 cases were filed in the U.S. Supreme Court in the 2006 term, according to the Chief Justice’s 2007 Year-End Report on the Federal Judiciary.

The National Center for State Courts in a 2006 survey reported that appellate filings in all state courts totaled just under 280,000 cases in 2005 and, with modest variations, had been at about that volume since 1995. State appellate case volume, while larger than federal case volume, we believe offers less attractive business prospects for Counsel Press because many of the state cases are simpler and have less challenging document preparation and filing needs. In addition, unlike the federal court system, eleven states and the District of Columbia have no intermediate-level appellate courts.

Our Products and Services

We provide our business information products and professional services through two operating divisions: Business Information and Professional Services. For the year ended December 31, 2007, we derived 55.9% of our revenues from our Business Information Division and 44.1% of our revenues from our Professional Services Division. For more information concerning our financial results by business segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to our consolidated financial statements.

Business Information

Our business information products are important sources of necessary information for the legal, financial and real estate sectors in the 21 markets that we serve in the United States. We provide our business information products in print through our portfolio of 61 print publications, consisting of 14 paid daily publications, 30 paid non-daily publications and 17 non-paid non-daily publications. Our paid and non-paid and controlled publications had approximately 71,700 and 154,600 subscribers, respectively, as of December 31, 2007. In addition, we provide our business information products electronically through our 65 web sites and our email notification systems. Our 44 on-line publication web sites had approximately 1,753,228 unique visits in December 2007, our 21 event and other non-publication web sites had approximately 88,880 unique visits in 2007 and we had over 100,000 subscribers to our email notification systems as of December 31, 2007. Our non-publication web sites include www.lawyersweeklyjobs.com, www.lawyersweeklyclassifieds.com, www.massrules.lawyersweekly.com, www.books.lawyersweekly.com, www.dolanmedianewswires.com, www.azcapitalreports.com, www.tulsahomeshow.com, and www.dolanmedia.com.

We believe that, based on our 2007 revenues, we are the third largest publisher of local business journals in the United States and the second largest publisher of court and commercial publications that specialize in carrying public notices. Due to the diversity of our titles, only one print title, The Daily Record in Maryland, accounted for more than 10% of our Business Information Division’s revenues for 2007. In addition to The Daily Record, the business information products we target in the Massachusetts and Missouri markets each accounted for more than 10% of our business information revenues for 2007. Our business information products contain proprietary content written and created by our staff and local expert contributors and stories from newswires and other relevant sources. Our journalists and contributors contribute, on average, over 1,000 articles and stories per week to our print titles and web sites that are tailored to the needs and preferences of our targeted markets. The newsrooms of our publications leverage this proprietary content by using internal newswires to share their stories with each other, which allows us to develop in an efficient manner content that can be customized for different local markets.

We strive to be the primary source of industry information to our audience, offering necessary proprietary content that enhances the daily professional activities of our readers. Our business information products offer timely news, insight and commentary that inform and educate professionals in the legal, financial and real estate sectors about current topics and issues affecting their professional communities. Specifically, our content focuses on enabling our readers to be well-informed of industry dynamics, their competitors, recent transactions in their market, and current and potential client opportunities. This critical information, delivered on a timely and regular basis, enables the professionals we serve to operate effectively in business environments characterized by tight deadlines and intense competition. For example, we publish a number of leading titles that report on local and national legal decisions issued by state and federal courts and governmental agencies, new legislation, changes in court rules, verdicts and settlements, bar disciplinary actions and other news that is directly relevant to attorneys.

We also offer to legal professionals related product enhancements and auxiliary products, such as directories, local judicial and courthouse profiles, legal forms and “new attorney” kits. Additionally, several of our titles provide information regarding construction data and bidding information on hundreds of projects each day, while other publications offer comprehensive coverage of the real estate industry, including listings and foreclosure reports. Our business information portfolio also includes certain titles that provide information about regulatory agencies, legislative activities and local political news that are of interest to legislators, lobbyists and the greater political community.

In addition to our various print titles, we employ a digital strategy to provide our business information products electronically through our web sites and our email notification systems that offer both free and subscription-based content. We customize the delivery of our proprietary content to meet our customers’ needs. Specifically, our media neutral approach allows us to tailor our products and services to take advantage of the strengths inherent in each medium and allows our customers to choose their preferred method of delivery. Our email notification systems allow us in real-time to provide up-to-date information to customers, who can conveniently access such information, as well as other information on our web sites, from a desktop, laptop or personal digital assistant. Our digital strategy acts both as a complement to our print publications, with subscribers to a variety of our publications having access to web sites and email notifications associated with such publications, and independently, with exclusive paid subscription access to several of our web services. Our electronic content includes access to stand-alone subscription products, archives of articles and case digests containing case summaries, and judicial profiles and email alerts containing case summaries and links to decisions in subscribers’ selected practice areas. We also operate online “data room” services in Louisiana and Wisconsin that provide plans, blueprints and data used by subscribing contractors and other construction industry professionals to research and prepare bids and to gather market intelligence. In Oregon, we provide this service online and in a physical plan center.

The credibility of our print products and their reputation as known and trusted sources of local information extend to our web sites and email notification systems, thereby differentiating our content from that of other web sites and electronic media. Importantly, this allows us to sell packaged print and online advertising products to advertisers that desire to reach readers through different media. Dolan Media Newswires, our Internet-based, subscription newswire, is available at www.dolanmedianewswires.com for news professionals and represents the work of our journalists and contributors. We also operate two online, subscription legislative information services that are used by lobbyists, associations, corporations, unions, government affairs professionals, state agencies and the media for online bill tracking and up-to-date legislative news in the states of Arizona and Oklahoma.

We primarily manage our portfolio of business information products at the local and regional level, which we believe allows for increased editorial creativity. Each of our local management teams that is responsible for our print publications and related web sites has a comprehensive understanding of its target markets. These teams are supported editorially by our Editorial Board, a group composed of our top editors throughout the company. The Editorial Board runs division-wide programs to improve our proprietary content; produces an annual workshop and conference for our editors; runs internal editorial contests and training; and leads our digital strategy. Our local management teams collaborate with our Editorial Board to create stories, insight and commentary that are best suited for the business communities served by its business information products. Further, local management teams are regularly called upon to be creative and develop new products, enhance existing products and share best practices with other managers. We believe that our local management teams’ efforts to establish new local targeted editorial products, launch new features and expand our electronic content afford us the best opportunity to maintain and improve our competitive advantage in the markets we serve.

Advertising.  All of our print products, as well as a large number of our electronic products, carry commercial advertising, which consists of display and classified advertising. For the year ended December 31,

2007, advertising accounted for 23.4% of our total revenues and 41.8% of our Business Information Division’s total revenues. We generate our advertising revenues from a variety of local business and individual customers in the legal, financial and real estate sectors that we serve. For the year ended December 31, 2007, no advertiser accounted for more than 5% of our total advertising revenues or more than 1% of our total revenues. Furthermore, our top 10 advertising customers represented approximately 2.9% of our total Business Information revenues in 2007. We believe that because our business information products rely on a diversified base of advertising clients, we are less affected by a reduction in advertising spending by any one particular advertiser. Additionally, for the year ended December 31, 2007 we derived 94.1% of our advertising revenues from local advertisers and only 5.9% of our advertising revenues from national advertisers (i.e., advertisers that place advertising in several of our publications at one time). Because spending by local advertisers is generally less volatile than that of national advertisers, we believe that our advertising revenue streams carry a greater level of stability than publications that carry primarily national advertising and therefore we are better positioned to withstand broad downturns in advertising spending.

Our Advertising Board, consisting of certain of our publishers and advertising directors, supervises sales training, rate card development, network sales to national advertisers, audience research and budget development. Our local management teams for our print publications and related web sites, under the direction of our Advertising Board and in consultation with our corporate management, establish advertising rates, coordinate special sections and promotional schedules and set advertising revenue targets for each year during a detailed annual budget process. In addition, corporate management facilitates the sharing of advertising resources, best practices and information across our titles and web sites, which has been effective in ensuring that we remain focused on driving advertising revenue growth in each of our target markets.

Public Notices.  Public notices are legal notices required by federal, state or local law to be published in qualified publications. A publication must typically satisfy several legal requirements in order to provide public notices. In general, a publication must possess a difficult-to-obtain U.S. Postal Service periodical permit, be of general and paid circulation within the relevant jurisdiction, include news content, and have been established and regularly and uninterruptedly published for one to five years immediately preceding the first publication of a public notice. Some jurisdictions also require that the public notice franchise be adjudicated by a governmental body. We are qualified to carry public notices in 13 of the 21 markets in which we publish business journals or court and commercial newspapers. We have taken steps to become qualified to publish public notices in each of the other eight markets, in which the qualification process takes several years. Our court and commercial newspapers publish 305 different types of public notices, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, trustee sale notices, unclaimed property notices, notices of governmental hearings, notices of elections, bond issuances, zoning matters, bid solicitations and awards and governmental budgets. For the year ended December 31, 2007 public notices accounted for 21.7% of our total revenues and 38.9% of our Business Information Division’s total revenues. Our management believes that over 90% of our public notice customers in 2007 also published public notices in 2006. Our primary public notice customers include real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements.

Subscription Based Model.  We sell our business information products primarily through subscriptions to our publications, web sites and email notification systems. Only a small portion of our circulation revenues are derived from single-copy sales of publications. As of the years ended December 31, 2007, 2006 and 2005, our paid publications had approximately 71,700, 73,600 and 80,100 subscribers, respectively. Despite our decline in total subscribers, our revenues from circulation have remained stable at $13.6 million, $13.6 million and $13.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Revenues from increased subscription rates offset the revenues we lost from subscribers who did not renew during these periods; termination of discounted subscription programs in 2006 and 2007 also was a factor in the decline in our paid subscribers. Our Circulation Marketing Board, consisting of certain circulation specialists from across the company, supervises campaign development and timing, list sources, development of marketing materials and circulation promotions. Our local management teams work with the Circulation Marketing Board and with our corporate executives to establish subscription rates, including discounted subscriptions programs, and implement creative and interactive local programs and promotions to increase readership and circulation. Subscription renewal rates for our business information products were 76% in the aggregate in 2007. Our high renewal rates reflect that our products are relied upon as sources of necessary information by the business communities in the markets we serve.

Seminars, Programs and Other Events.  We believe that one of our strengths is our ability to develop, organize and produce professional education seminars, awards programs and other local events to demonstrate our commitment to our targeted business communities, extend our market reach and introduce our services to potential customers. While we generally charge admission and/or sponsorship fees for these seminars, awards programs and other local events, these events also offer opportunities for cross-promotion and cross-selling of advertising with our local print products that produce the event. Our sponsored events attracted approximately 42,000 attendees and 450 paying sponsors in 2007.

Printing.  We print 21 of our business information publications at one of our three printing facilities located in Baltimore, Maryland; Minneapolis, Minnesota; and Oklahoma City, Oklahoma. The printing of our other 40 print publications is outsourced to printing facilities owned and operated by third parties. We purchase some of our newsprint from U.S. producers directly, but most of our newsprint is purchased indirectly through our third-party printers. Newsprint prices are volatile and fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Newsprint accounted for 2.1% of operating expenses attributable to our Business Information Division in the years ended December 31, 2007.

Staffing.  As of December 31, 2007, our Business Information Division had 590 employees, consisting of 202 journalists and editors; 109 production personnel; 169 employees in sales, marketing and advertising; 36 employees in circulation and 74 administrative personnel.

Professional Services

Our Professional Services Division provides critical services that enable law firms and attorneys to process mortgage defaults and court appeals. These professional services allow our customers to focus on their core competency of offering high quality legal services to their clients. We offer our professional services through two operating units, APC and Counsel Press. APC is one of the largest providers of mortgage default processing services in the United States. It is the dominant provider of such services in Michigan and Indiana and a leading provider of such services in Minnesota, a market APC began serving in the first quarter of 2008. Counsel Press is the largest appellate services provider in the United States.

Mortgage Default Processing Services

We offer mortgage default services to our three law firm customers through our majority-owned subsidiary, APC. We currently own 88.9% of the membership interests in APC. Our largest customer is Trott & Trott, who handled approximately 64% of the residential mortgage defaults in Michigan in 2007. During 2007, we also provided mortgage default processing services to Feiwell & Hannoy, who handled approximately 31% of residential mortgage defaults in Indiana. In 2007, the top 10 clients of Trott & Trott and Feiwell & Hannoy accounted for 65.2% of the mortgage default case files handled by the two firms, with the largest client accounting for 19.6% and one other client accounting for over 10% of such files. In February 2008, we began providing mortgage default processing services to Wilford & Geske, a Minnesota law firm that handled 26% of the residential mortgage defaults in Minnesota last year.

Pursuant to 15-year services agreements, APC is the sole provider of foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other related processing services for residential mortgage defaults to these three law firm customers. These contracts provide for the exclusive referral to APC of work related to residential mortgage default case files handled by each law firm, although Trott & Trott may send files elsewhere if directed by its clients. All of APC’s customers pay a fixed fee per file based on the type of file that APC services. The initial term of these services agreements expire in March 2021 for Trott & Trott, January 2022 for Feiwell & Hannoy and February 2023 for Wilford & Geske and, in each case, the services agreements will automatically renew for up to two successive ten year periods unless either party elects to terminate the term then-in-effect with prior notice. During the term of the Feiwell & Hannoy and Wilford &

Geske services agreements, APC has agreed not to provide mortgage default processing services with respect to real estate located in Indiana and Minnesota, respectively, for any other law firm. For the year ended December 31, 2007, mortgage default processing services accounted for 34.1% of our total revenues and 77.4% of our Professional Services Division’s total revenues.

Mortgage default processing is a volume-driven business in which clients of our law firm customers insist on the efficient and accurate servicing of cases, strict compliance with applicable laws, including loss mitigation efforts, and high levels of customer service. Our customers depend upon our mortgage default processing services because efficient and high-quality services translate into more case referrals from their clients. The default processing begins when a borrower defaults on mortgage payment obligations. At that time, the mortgage lending or mortgage loan servicing firm typically sends the case file containing the relevant information regarding the loan to a law firm. Our law firm customers are retained by mortgage lending and mortgage servicing firms to provide counsel with respect to the foreclosure, eviction, bankruptcy and, to a lesser extent, litigation and other mortgage default related case files in Michigan, Indiana and Minnesota, respectively, for residential mortgage defaults. After a file is referred by the mortgage lending or mortgage loan servicing firm to our law firm customers, the lender’s or the servicer’s goal is to proceed with the foreclosure and disposition of the subject property as efficiently as possible and to make all reasonable attempts to avoid foreclosure and thereby mitigate losses. Immediately after our customer receives a file, it begins to use APC for servicing.

The procedures surrounding the foreclosure process involve numerous steps, each of which must adhere to strict statutory guidelines and all of which are overseen by attorneys at our law firm customers. APC assists these customers with processing residential mortgage defaults, including data entry, supervised document preparation and other non-legal processes. Specific procedural steps in the foreclosure process will vary by state. An early step in the process is a letter that must be sent from the law firm to the borrower as required by the federal Fair Debt Collections Practices Act. APC then assists its law firm customer in opening a file and ordering a title search on the mortgaged property to determine if there are any liens or encumbrances. The data received from the lender or mortgage servicing client of the law firm customers, and the results of the title search or commitment search, become the foundation of the foreclosure case file that APC assists the law firm in building.

We service law firm customers in Michigan and Minnesota, both primarily non-judicial foreclosure states and Indiana, a judicial foreclosure state. In a judicial foreclosure state, a loan is secured by a mortgage and the foreclosing party must file a complaint and summons that begin a lawsuit requesting that the court order a foreclosure. The law firm and APC must also arrange for service to defendants of the complaint and summons. If successful, the plaintiff in a judicial foreclosure state obtains a judgment that leads to a subsequent foreclosure sale. In connection with such foreclosure, a public notice must be published the requisite number of times in a qualified local newspaper.

In a non-judicial state, a loan is secured by a mortgage that contains a power of sale clause, and the lender may begin the foreclosure process without a court order. Foreclosing parties in non-judicial states must publish a public notice to commence the foreclosure process. Once the public notice has been published the requisite number of times in a qualified local newspaper, APC arranges, under the direction of the law firm, for a copy to be posted on the front door of the subject property, if required by applicable law, and for a digital photo to be obtained to prove compliance. After publication has been completed and all other legal steps have been taken, the sheriff’s deed and affidavits are prepared for review by the law firm prior to the public auction.

In all cases, a sworn affidavit of publication of the required public notice must be obtained from the newspaper publisher by the law firm using APC’s staff and entered into the case file along with proof of publication.

If the process goes all the way to a foreclosure auction of the subject property, APC works with the law firm customers and the sheriff to coordinate the auction and to facilitate communications among interested parties. In Michigan, as an example, the foreclosing party may enter a bid in the amount of its total indebtedness for the subject property. A decision regarding whether the foreclosing party should bid, and how much, is determined by attorneys at the law firm pursuant to instructions received from the lender or mortgage servicer. After the auction, the sale results are communicated by APC to interested parties and the appropriate deeds are recorded. The three states in which we do business permit the former owner to recover the property at any time prior to its sale by the sheriff by paying the default amount, plus interest and costs. In addition, Michigan and Minnesota each have six-month redemption periods, following the auction, during which time the former owners can pay the amount bid, plus accumulated interest, and thereby recover the property. If the redemption payment is made in full, funds are forwarded to the lender and all parties are notified by APC that a redemption has occurred. In that event, the sheriff’s deed is void. If, however, no redemption occurs after the statutory redemption period has passed, the law firm works with its clients to determine the next step. At this point in time, if the property is still occupied, documents are prepared by the law firm and generated by APC to commence an eviction.

At any point during this process, a borrower may file for bankruptcy, which results in a stay on mortgage default proceedings. Therefore, APC assists the law firm in frequently and diligently checking bankruptcy courts to ensure that a bankruptcy filing has not been made. Most foreclosure cases do not proceed all the way to eviction, but are ended at earlier dates by property redemption, property sale, bankruptcy, or by a vacancy by the mortgagor.

Fees.  Government sponsored entities, including Fannie Mae and Freddie Mac, monitor and establish guidelines that are generally accepted by mortgage lending and mortgage servicing firms nationwide for the per file case fees to be paid to their counsel. Thus, our law firm customers receive a fixed fee per file from their clients and we then receive our agreed upon fixed fee per file from the applicable law firm. Under the services agreements with our customers, we are entitled to receive a fee upon referral of the residential mortgage case file, regardless of whether the case proceeds all the way to foreclosure, eviction, bankruptcy or litigation. If our customers’ client proceeds to eviction or chooses to litigate, or if the borrower files for bankruptcy, we receive additional fixed fees per case file.

Staffing.  APC organizes its staff into specialized teams by client and by function, resulting in a team-based operating structure that, coupled with APC’s proprietary case management software system, allows APC to efficiently service large numbers of case files. As of December 31, 2007, APC had 505 employees, 348 of which work in APC’s suburban Detroit, Michigan, location providing mortgage default processing services for Trott & Trott and 157 of which work in APC’s Indianapolis, Indiana, location providing mortgage default processing services for Feiwell & Hannoy. In February 2008, APC hired an additional 42 employees, who work in suburban Minneapolis, Minnesota, providing mortgage default processing services to our new law firm customer, Wilford & Geske. APC’s sales and marketing efforts are driven primarily by David A. Trott, APC’s President, who has developed and maintains relationships with various mortgage lending and mortgage loan servicing firms through his law firm of Trott & Trott, where he is the majority shareholder and managing attorney.

Technology.  APC’s proprietary case management software system stores, manages and reports on the large amount of data associated with each foreclosure, bankruptcy, eviction or litigation case file serviced by APC in Michigan. This system is easy to use and scalable. Each case file is scanned, stored and tracked digitally through this system, thereby improving record keeping. The system also provides APC’s management with real-time information regarding employee productivity and the status of case files. We are constantly working to improve the functionality of our proprietary case management system and other related IT productivity tools to meet the needs of our customers’ mortgage lender and servicer clients. For example, we have developed the ability to provide our customers’ clients email notifications of case status and customized reports. During the first quarter of 2008, we began the rollout and use of our proprietary case management software in Indiana and expect to have the system fully running within the first few weeks of the second quarter. We are also working diligently to customize this system so that APC can use it to efficiently and productively service the files of Wilford & Geske in Minnesota and of law firms in other states that we hope to service in the future.

Appellate Consulting and Printing Services

Counsel Press, founded in 1938 and acquired by us in January 2005, assists law firms and attorneys throughout the United States in organizing, printing and filing appellate briefs, records and appendices that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals or any state appellate court or appellate division. For the year ended December 31, 2007, Counsel Press’ revenues accounted for 9.9% of our total revenues and 22.6% of our Professional Services Division’s total revenues.

Counsel Press professionals provide clients with consulting services, including procedural and technical advice and support with respect to U.S. state and federal appellate processes. This guidance enables our customers to file high quality appellate briefs, records and appendices that comply with the highly-localized and specialized rules of each court of law in which appeals are filed. Counsel Press’ team of experienced attorneys and paralegals have forged close relationships with the courts over the years, and are keenly aware of the requirements, deadlines and nuances of each court, further improving the quality of appellate guidance provided to clients. Counsel Press also offers a full range of traditional printing services and electronic filing services. For example, Counsel Press provides the appellate bar with printing and filing services using its “Counsel Press E Brief” electronic and interactive court filing technology, which converts paper files containing case citations, transcripts, exhibits and pleadings, as well as audio and video presentations, into integrated and hyperlinked electronic media that can be delivered on CD-ROM or over the Internet. Counsel Press’ document conversion system and other electronic products are a critical component of our digital strategy that enables our customers to more efficiently manage the appeals process.

Our appellate services are extremely critical to our customers because their ability to satisfy the demands and needs of their appellate clients depends upon their ability to file on a timely basis appeals that comply with a particular court’s technical requirements. Using our proprietary document conversion systems, our experts at Counsel Press are able to process, on very short notice, appellate files that may exceed 50,000 pages, producing on-deadline filings meeting exacting court standards.

In 2007, Counsel Press assisted attorneys from more than 2,000 law firms, corporations, non-profit agencies and government agencies in organizing, printing and filing approximately 8,800 appellate filings in 16 states, all of the federal courts of appeals and the U.S. Supreme Court. In addition to its appellate services, Counsel Press provides consulting and professional services for bankruptcy management, real estate printing and experienced legal technology and litigation consulting. Counsel Press also provides case and docket tracking services, case notification services and assistance to attorneys in obtaining admissions and other credentials needed to appear before various courts.

Counsel Press has offices located in Los Angeles, California; Buffalo, New York City, Rochester, and Syracuse, New York; Iselin, New Jersey; Philadelphia, Pennsylvania; Richmond, Virginia; and Washington, D.C. As of December 31, 2007, Counsel Press had 86 total employees, consisting of 25 sales and marketing professionals, including 14 individuals with law degrees, 27 employees that process filings, 18 printing personnel and 16 general and administrative personnel.

Investments

We have strategic minority investments in several private companies. We have one equity method investment, Detroit Legal News Publishing, LLC, or DLNP, which is Michigan’s largest court and commercial newspaper publisher. DLNP also publishes several other court and commercial newspapers and operates a statewide public notice placement network. We own a 35.0% membership interest in DLNP. We also own a 15% interest in GovDelivery, Inc., which we account for using the cost method. Our chairman, president and chief executive officer, James P. Dolan, owns 50,000 shares in GovDelivery. GovDelivery sells specialized web services that help government web sites became more effective and efficient at delivering information to citizens. GovDelivery’s clients include U.S. cities, counties and federal agencies as well as both houses of Parliament in the United Kingdom.

Competition

Business Information Division

Our Business Information Division’s customers focus on the quantity and quality of necessary information, the quantity and type of advertising, timely delivery and, to a lesser extent, price. We benefit from well-established customer relationships in each of the target markets we serve. We have developed these strong customer relationships over an extended period of time by providing timely, relevant and dependable business information products that have created a solid foundation of customer loyalty and a recognized brand in each market we serve.

Our segment of the media industry is characterized by high barriers to entry, both economic and social. The local and regional communities we serve generally can sustain only one publication as specialized as ours. Moreover, the brand value associated with long-term reader and advertiser loyalty, and the high start-up costs associated with developing and distributing content and selling advertisements, help to limit competition. Subscription renewal rates for local business journals and court and commercial periodicals are generally high. Accordingly, it is often difficult for a new business information provider to enter a market and establish a significant subscriber base for its content.

We compete for display and classified advertising and circulation with at least one metropolitan daily newspaper and one local business journal in many of the markets we serve. Generally, we compete for these forms of advertising on the basis of how efficiently we can reach an advertiser’s target audience and the quality and tailored nature of our proprietary content. We compete for public notices with usually one metropolitan daily newspaper in the 13 markets in which we are qualified to publish public notices. We compete for public notices based on our expertise, focus, customer service and competitive pricing.

Professional Services Division

Some mortgage loan lenders and servicers have in-house mortgage default processing service departments, while others outsource this function to law firms that offer internal mortgage default processing services or have relationships with third-party providers of mortgage default processing services. We estimate that the outsourced mortgage default processing services market primarily consists of the back-office operations of approximately 350 local and regional law firms. Mortgage lending and mortgage loan servicing firms demand high service levels from their counsel and the providers of default mortgage processing services, with their primary concerns being the efficiency and accuracy by which counsel and the provider of processing services can complete the file and the precision with which loss mitigation efforts are pursued. Accordingly, mortgage default processing service firms compete on the basis of efficiency by which they can service files and the quality of their mortgage default processing services. We believe that increasing case volumes and rising client expectations provide us an opportunity due to our ability to leverage our proprietary case management system to provide efficient and effective services on a timely basis.

The market for appellate consulting and printing services is highly fragmented and we believe that it includes a large number of local and regional printers across the country. We believe that most appellate service providers are low-capacity, general printing service companies that do not have the resources to assist counsel with large or complex appeals or to prepare electronic filings, including hyperlinked digital briefs, on CD-ROM that are being accepted by an increasing number of appellate courts. This presents us with an opportunity to compete on the basis of the quality and array of services we offer, as opposed to the price of such services.

Intellectual Property

We own a number of registered and unregistered trademarks for use in connection with our business, including trademarks in the mastheads of all but one of our print products, and certain of our trade names, including Counsel Press. If trademarks remain in continuous use in connection with similar goods or services, their term can be perpetual, subject, with respect to registered trademarks, to the timely renewal of their registrations with the United States Patent and Trademark Office. We have a perpetual, royalty-free license for

New Orleans CityBusiness, which, except for our military newspapers, is the only one of our print titles for which we do not own a registered or unregistered trademark.

We approach copyright ownership with respect to our publications in the same manner as is generally customary within the publishing industry. Consequently, we own the copyright in all of our newspapers, journals and newsletters, as compilations, and also own the copyright in almost all of our other print products. With respect to the specific articles in our publications, with the exception of certain of our military newspapers, we own all rights, title and interest in original materials created by our full-time journalists, designers, photographers and editors. For outside contributors, we generally obtain either all rights, title and interest in the work or the exclusive “first-time publication” and non-exclusive republication rights with respect to publication in our print and electronic business information products. Judicial opinions, court schedules and docketing information are provided to us directly by the courts, on a non-exclusive basis, and are public information.

We license the content of certain of our products to several third-party information aggregators on a non-exclusive basis for republication and dissemination on electronic databases marketed by the licensees. These licenses all had an original term of two years or more and are subject to automatic renewal. We also license Dolan Media Newswires to various third-party publications.

We have copyright and trade secret rights in our proprietary case management software systems, document conversion system and other software products and information systems. In addition, we have extensive subscriber and other customer databases that we believe would be extremely difficult to replicate. We attempt to protect our software, systems and databases as trade secrets by restricting access to them and/or by the use of non-disclosure agreements. We cannot assure, however, that the means taken to protect the confidentiality of these items will be sufficient, or that others will not independently develop similar software, databases and customer lists. We own no patent registrations or applications.

Employees

As of December 31, 2007, we employed 1,237 persons, of whom 590 were employed by our Business Information Division, 505 were employed by APC in our mortgage default processing operations, 86 were employed by Counsel Press in our appellate services operations and 56 served in executive or administrative capacities. Three unions represent an aggregate of 19 employees, or 11% and 22% of our employees, at our Minneapolis, Minnesota, and Baltimore, Maryland, printing facilities, respectively. We believe we have a good relationship with our employees.

Other Information about Dolan Media Company

You may learn more about Dolan Media from our web site at www.dolanmedia.com. However, the information and other material available on our web site is not part of this annual report. We file with the SEC, and make available on our web site as soon as reasonably practicable after filing, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks as well as the other information contained in this annual report on Form 10-K, including our consolidated financial statements and the notes to those statements, before investing in shares of our common stock. As indicated earlier in this annual report on Form 10-K under the title “Cautionary Note Regarding Forward Looking Statements,” certain information contained in this annual report are forward-looking statements. If any of the following events actually occur or risks actually materialize, our business, financial condition, results of operations or cash flow could be materially adversely affected and our actual results to differ materially from the forward-looking statements in this annual report on Form 10-K. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Relating to Our Business Information Division

We depend on the economies and the demographics of our targeted sectors in the local and regional markets that we serve, and changes in those factors could have an adverse impact on our revenues, cash flows and profitability.

Our advertising revenues and, to a lesser extent, circulation revenues depend upon a variety of factors specific to the legal, financial and real estate sectors of the 21 markets that our Business Information Division serves. These factors include, among others, the size and demographic characteristics of the population, including the number of companies and professionals in our targeted business sectors, and local economic conditions affecting these sectors. For example, if the local economy or targeted business sector in a market we serve experiences a downturn, display and classified advertising (which constituted 23.4%, 28.4% and 36.3% of our total revenues in 2007, 2006 and 2005, respectively) generally decreases for our business information products that target such market or sector. Further, if the local economy in a market we serve experiences growth, public notices (which constituted 21.7%, 22.4%, and 26.8%)of our total revenues in 2007, 2006 and 2005, respectively, may decrease as a result of fewer foreclosure proceedings requiring the posting of public notices. If the level of advertising in our business information products or public notices in our court and commercial newspapers were to decrease, our revenues, cash flows and profitability could be adversely affected.

A change in the laws governing public notice requirements may reduce or eliminate the amount of public notices required to be published in print, affect how newspapers are chosen for the publication of public notices or adversely change the eligibility requirements for publishing public notices, which could adversely affect our revenues, profitability and growth opportunities.

In various states, legislatures have considered proposals that would eliminate or reduce the number of public notices required by statute. In addition, some state legislatures have proposed that state and local governments publish notices themselves online. The impetus for the passage of such laws may increase as online alternatives to print sources of information become increasingly familiar and more generally accepted. Some states have also proposed, enacted or interpreted laws to alter the frequency with which public notices are required to be published, reduce the amount of information required to be disclosed in public notices or change the requirements for publications to be eligible to publish public notices. For example, a court in Idaho ruled in June 2007 that Idaho’s public notice statute requires public notices to be published only in the newspaper with the largest circulation in a jurisdiction. Since that decision, we have stopped publishing the small amount of public notices that we have historically published in our Idaho Business Review. Any changes in laws that materially reduce the amount or frequency of public notices required to be published in print or that adversely change the eligibility requirements for publishing public notices in states where we publish or intend to publish court and commercial newspapers would adversely affect our public notice revenues and could adversely affect our ability to differentiate our business information products, which could have an adverse impact on our revenues, profitability and growth opportunities.

If we are unable to compete effectively with other companies in the local media industry, our revenues and profitability may decline.

We compete for display and classified advertising and circulation with at least one metropolitan daily newspaper in all of the markets we serve and one local business journal in many of the markets we serve. Display and classified advertising constituted 41.8%, 43.0% and 42.3% of our Business Information Division’s revenues in 2007, 2006 and 2005, respectively, and paid circulation constituted 16.0%, 18.4% and 20.8% of our Business Information Division’s revenues in 2007, 2006 and 2005, respectively. Generally, we compete for these forms of advertising and circulation on the basis of how efficiently and effectively we can reach an advertiser’s target audience and the quality and tailored nature of our proprietary content. If the number of subscriptions to our paid publications were to decrease, our circulation revenues would decline to the extent we are not able to continue increasing our subscription rates. For example, subscriptions to our paid publications and circulation revenues decreased over the last three years primarily due to the loss of subscribers to our paid publications, such as LawyersUSA, for which we terminated discounted subscription programs. A continued decrease in our subscribers might also make it more difficult for us to attract and retain advertisers due to reduced readership. Our local and regional competitors vary from market to market and many of our competitors for advertising revenues are larger and have greater financial and distribution resources than we do. In the future, we may be required to spend more money, or to reduce our advertising or subscription rates, to attract and retain advertisers and subscribers. We may also experience a decline of circulation or print advertising revenue due to alternative media, such as the Internet. For example, as the use of the Internet has increased, we may lose some classified advertising to online advertising businesses and some subscribers to our free Internet sites that contain abbreviated versions of our publications. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues and profitability may be adversely affected.

Our business and reputation could suffer if third-party providers of printing and delivery services that we rely upon fail to perform satisfactorily.

We outsource a significant amount of our printing to third-party printing companies. As a result, we are unable to ensure directly that the final printed product is of a quality acceptable to our subscribers. Moreover, if these third-party printers do not perform their services satisfactorily or if they decide not to continue to provide these services to us on commercially reasonable terms, our ability to provide timely and dependable business information products could be adversely affected. In addition, we could face increased costs or delays if we must identify and retain other third-party printers.

Most of our print publications are delivered to our subscribers by the U.S. Postal Service. We have experienced, and may continue to experience, delays in the delivery of our print publications by the U.S. Postal Service. To the extent we try to avoid these delays by using third-party carriers other than the U.S. Postal Service to deliver our print products, we will incur increased operating costs. In addition, timely delivery of our publications is extremely important to many of our advertisers, public notice publishers and subscribers. Any delays in delivery of our print publications to our subscribers could negatively affect our reputation, cause us to lose advertisers, public notice publishers and subscribers and limit our ability to attract new advertisers, public notice publishers and subscribers.

If our Business Information operations in certain states where we generate a significant portion of that operating division’s revenues are not as successful in the future, our operating results could be adversely affected.

We derived 11.4% and 13.6% of our Business Information Division’s revenues in 2007 and 2006, respectively, from the business information products that we target to the Maryland market. Specifically, one of our paid publications, The Daily Record in Maryland, accounted for over 10% of our Business Information Division’s revenues in 2007 and 2006. In addition, revenues from publications targeting the Massachusetts and Missouri markets each accounted for more than 10% of our Business Information revenues in 2007. Therefore, our operating results could be adversely affected if our Business Information operations in the Maryland, Massachusetts or Missouri markets are not as successful in the future, whether as a result of a loss of subscribers to our paid publications (in particular, The Daily Record in Maryland, and our Lawyers Weekly publications in Massachusetts and Missouri) that serve those markets, a decrease in public notices or advertisements placed in these publications or a decrease in productivity at our Baltimore, Maryland printing facility. Productivity at our Baltimore printing facility could be adversely affected by a number of factors, including damage to the facility because of an accident, natural disaster or similar event, any mechanical failure with respect to the equipment at the facility or a work stoppage at the facility in connection with a disagreement with the labor union that represents approximately 22% of the employees at the facility.

A key component of our operating income and operating cash flows has been, and may continue to be, our minority equity investment in a Michigan publishing company.

We own 35.0% of the membership interests in Detroit Legal News Publishing, LLC, or DLNP, the publisher of Detroit Legal News and nine other publications in Michigan. We account for our investment in DLNP using the equity method, and our share of DLNP’s net income was $5.4 million and $2.7 million, or

16.8% and 12.6% of our total operating income, in the years ended December 31, 2007 and 2006, respectively. Our share of DLNP’s net income is net of amortization expense of $1.5 million in both years. In addition, we received an aggregate of $5.6 million and $3.5 million from DLNP, or 20.5% and 19.1% of our net cash provided by operating activities, in the years ended December 31, 2007 and 2006, respectively. If DLNP’s operations, which we have limited rights to influence, are not as successful in the future, our operating income and cash flows may be adversely affected. For example, a decrease in residential mortgage foreclosures in Michigan would adversely affect DLNP’s public notice revenue, which could decrease the net income of DLNP in which we share.

Government regulations related to the Internet could increase our cost of doing business, affect our ability to grow or may otherwise negatively affect our business.

Governmental agencies and federal and state legislatures have adopted, and may continue to adopt, new laws and regulatory practices in response to the increasing popularity and use of the Internet and other on-line services. These new laws may be related to issues such as on-line privacy, copyrights, trademarks and service mark, sales taxes, fair business practices, domain name ownership and the requirement that our operating units register to do business as foreign entities or otherwise be licensed to do business in jurisdictions where they have no physical location or other presence. In addition, these new laws, regulations or interpretations relating to doing business through the Internet could increase our costs materially and adversely affect the revenues and results of operations in our Business Information Division.

If we are unable to generate traffic to our on-line publications and other web sites and electronic services, our ability to continue to grow our Business Information Division may be negatively affected.

We have devoted, and expect to devote, a significant amount of resources to distributing the information we provide through the Internet, web sites, electronic mail and other on-line services and the growth of our Business Information Division depends upon our ability to effectively use these methods to provide information to our customers. For these methods to be successful, we will need to attract and retain frequent visitors to our web sites or users of our other electronic services, develop and expand the content, products and other tools that we offer on our web sites and through other electronic services, attract advertisers to our web sites and other electronic services and continue to develop and upgrade our technologies. If we are not successful in our efforts, our Business Information revenues and results of operations and our ability to grow this division will be adversely affected.

Risks Relating to Our Professional Services Division

We have owned and operated the businesses within our Professional Services Division for only a short period of time.

Our Professional Services Division consists of American Processing Company, LLC, or APC, and Counsel Press, LLC, or Counsel Press. We acquired APC, our mortgage default processing service business, in March 2006 and currently own 88.9% of the outstanding membership interests of APC. APC Investments, LLC, a limited liability company owned by the shareholders of our law firm customer, Trott & Trott, including APC’s president, David A. Trott, owns 9.1% of the outstanding membership interest of APC and another law firm customer, Feiwell & Hannoy, owns 2.0% of the outstanding membership interests of APC. We acquired Counsel Press, our appellate services business, in January 2005. Prior to our acquisition of these businesses, our executive officers, with the exception of Mr. Trott had not managed or operated a mortgage default processing or an appellate services business. Mr. Trott, in addition to being President of APC, is also managing attorney of Trott & Trott, and accordingly does not devote his full time and effort to APC. If our executive officers cannot effectively manage and operate these businesses, our Professional Services Division’s operating results and prospects may be adversely affected and we may not be able to execute our growth strategy with respect to this division.

David A. Trott, the President of APC, and certain other employees of APC, who are also shareholders and principal attorneys of our law firm customers, may under certain circumstances have interests that differ from or conflict with our interests.

APC’s President, David A. Trott, its four executive vice presidents and its two senior executives in Indiana are the principal attorneys and shareholders of APC’s three law firm customers. Mr. Trott, APC’s two of APC’s four executive vice presidents and APC’s two senior executives in Indiana indirectly own an interest in APC, through their respective ownership in APC Investments, LLC and Feiwell & Hannoy. Prior to February 1, 2008, Trott & Trott owned APC Investments’ interest in APC. As a result of these relationships with APC and our law firm customers, Mr. Trott and APC’s executive vice presidents and senior executives in Indiana may experience conflicts of interest in the execution of their duties on behalf of us. These conflicts may not be resolved in a manner favorable to us. For example, they may be precluded by their ethical obligations as attorneys or may otherwise be reluctant to take actions on behalf of us that are in our best interests, but are not or may not be in the best interests of their law firms or their clients. Further, as licensed attorneys, they may be obligated to take actions on behalf of their law firms or their respective clients that are not in our best interests. In addition, Mr. Trott has other direct and indirect relationships with DLNP and APC that could cause similar conflicts. See “Related Party Transactions and Policies — David A. Trott” in our proxy statement and Note 12 to our consolidated financial statements for a description of these relationships.

If the number of case files referred to us by our three current mortgage default processing service customers decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected.

During 2007, Trott & Trott and Feiwell & Hannoy were the only customers of APC, our mortgage default processing services business, which constituted 77.4% and 65.3% of our Professional Services Division’s revenues in 2007 and 2006, respectively, and 34.1% and 22.1% of our total revenues in 2007 and 2006, respectively. In February 2008, we entered into a fifteen year exclusive services agreement with a Minnesota law firm, Wilford & Geske. Accordingly, we currently have three customers.

We are paid different fixed fees for each foreclosure, bankruptcy, eviction litigation, and other mortgage default related case file referred by these three firms to us for the provision of processing services. Therefore, the success of our mortgage default processing services business is tied to the number of these case files that each of our law firm customers receives from their mortgage lending and mortgage loan servicing firm clients. In 2007, the top ten clients for Trott & Trott and Feiwell & Hannoy, on an aggregated basis, accounted for over 65% of the case files referred to us for mortgage default and other processing services. Some or all of these top ten clients are also clients of Wilford & Geske, who became APC’s customer in February 2008. Our operating results and ability to execute our growth strategy could be adversely affected if any of the following, occur: (1) any of our three law firm customers lose business from these clients; (2) if these clients are affected by changes in the market and industry or other factors that cause them to be unable to pay for the services of our law firm customer; or (3) if our law firm customers are unable to attract additional business from current or new clients for any reason, including any of the following: the provision of poor legal services, the loss of key attorneys (such as David A. Trott, who has developed and maintains a substantial amount of Trott & Trott’s client relationships), the desire of the law firm’s clients to allocate files among several law firms or a decrease in the number of residential mortgage foreclosures in the three states we do business, including due to market factors or governmental action. A failure by one or more of our law firm customers to pay us as a result of these factors could materially reduce the cash flow of our APC operation and result in losses in that operating unit. Please refer to the risk factors immediately below for more information about governmental or other voluntary action on the part of the clients of our law firm customers that could negatively affect APC. Further, we could lose referrals from our law firm customers to the extent that Trott & Trott’s clients direct it to use another provider of mortgage default processing services or the clients of our law firm customers increase the amount of mortgage default processing services that they conduct in-house, and we could lose any law firm customer if we materially breach our services agreements with such customer.

Regulation of the legal profession may constrain APC’s and Counsel Press’ operations, and numerous issues arising out of that regulation, its interpretation or its evolution could impair our ability to provide professional services to our customers and reduce our revenues and profitability.

Each state has adopted laws, regulations and codes of ethics that provide for the licensure of attorneys, which grants attorneys the exclusive right to practice law and places restrictions upon the activities of licensed attorneys. The boundaries of the “practice of law,” however, are indistinct, vary from one state to another and are the product of complex interactions among state law, bar associations and constitutional law formulated by the U.S. Supreme Court. Many states define the practice of law to include the giving of advice and opinions regarding another person’s legal rights, the preparation of legal documents or the preparation of court documents for another person. In addition, all states and the American Bar Association prohibit attorneys from sharing fees for legal services with non-attorneys.

Pursuant to services agreements between APC and its three law firm customers, we provide mortgage default processing services. Through Counsel Press, we provide procedural and technical advice to law firms and attorneys to enable them to file appellate briefs, records and appendices on behalf of their clients that comply with court rules. Current laws, regulations and codes of ethics related to the practice of law pose the following principal risks:

•	State or local bar associations, state or local prosecutors or other persons may challenge the services provided by APC or Counsel Press as constituting the unauthorized practice of law. Any such challenge could have a disruptive effect upon the operations of our business, including the diversion of significant time and attention of our senior management. We may also incur significant expenses in connection with such a challenge, including substantial fees for attorneys and other professional advisors. If a challenge to APC’s or Counsel Press’ operations were successful, we may need to materially modify our professional services operations in a manner that could adversely affect that division’s revenues and profitability and we could be subject to a range of penalties that could damage our reputation in the legal markets we serve. In addition, any similar challenge to the operations of APC’s law firm customers could adversely impact their mortgage default business, which would in turn adversely affect our Professional Service Division’s revenues and profitability; and

•	The services agreements to which APC is a party could be deemed to be unenforceable if a court were to determine that such agreements constituted an impermissible fee sharing arrangement between the law firm and APC.

Applicable laws, regulations and codes of ethics, including their interpretation and enforcement, could change in a manner that restricts APC’s or Counsel Press’ operations. Any such change in laws, policies or practices could increase our cost of doing business or adversely affect our revenues and profitability.

Regulation of sub-prime, Alt-A and other non-traditional mortgage products, including voluntary programs such as Project Lifeline, and the Hope Now Alliance, a consortium that develops foreclosure relief programs, may have an adverse affect on or restrict our operations.

The prevalence of sub-prime, Alt-A and other non-traditional mortgage products and the increasing number of defaults and delinquencies in connection with those mortgages may result in new or increased government regulation of those products. If new or more stringent regulations are enacted, the clients of APC’s law firm customers would likely be subject to these regulations and these new or more stringent regulations may adversely impact the number of mortgage default files that our law firm customers receive from their clients and can then refer to us for processing. For example, on March 4, 2008, a new bill was introduced in Michigan, which if it passes, would place a one year moratorium on all foreclosures in Michigan. In Minnesota, another state where APC does business, the Minnesota legislature is considering a bill, which would allow homeowners with subprime mortgages to reduce their monthly mortgage payments, deferring the balance of the reduced payments for twelve months.

Further, a number of loan servicers, including clients of our law firm customers, are members of the Hope Now Alliance, a consortium of loan servicers, non-profit debt counselors and investors that develops and implements programs to assist homeowners in preventing a foreclosure of their mortgages. Project Lifeline is one such program. Under Project Lifeline, six loan servicers, representing approximately 50% of all existing mortgages, are contacting certain delinquent homeowners to evaluate whether to modify the terms of their loans and, if the foreclosure process has already begun, with the opportunity to “pause” the foreclosure while the servicers evaluate whether the loan’s terms may be modified. Five of the six loan servicers participating in Project Lifeline accounted for 51.6% of the mortgage default files referred to us for processing from our law firm customers in 2007. We cannot be certain whether Project Lifeline and programs like it will be successful in preventing foreclosures and restructuring loans. If Project Lifeline and similar programs are successful, we expect there will be fewer foreclosures and that the number of files that our law firm customers can refer to us for processing will likely decrease, which would negatively affect our revenues, growth and operations. In addition, mortgage companies and loan servicers and others over whom we have no control may voluntarily restructure or reevaluate existing loans or loan products, which could effect the number of loans in default and, consequently, the number of files referred to us for mortgage default processing.

Failure to effectively customize our proprietary case management software system so that it can be used to serve law firm customers in new states could adversely affect our mortgage default processing service business and growth prospects.

Our proprietary case management software system stores, manages and reports on the large amount of data associated with each foreclosure, bankruptcy or eviction case file. We built this system for use in Michigan, which is primarily a non-judicial foreclosure state. Other states, like Indiana, are judicial foreclosures states. As a result, our law firm customers must satisfy different requirements depending on the state in which they serve their clients. When we enter a service agreement with a law firm customer in a state where we do not currently do business, we will need to customize our proprietary case management software system so that it can be used to assist that customer in satisfying the foreclosure requirements of their state. If we are not, on a timely basis, able to effectively customize our case management software system to serve our new law firm customers, we may not be able to realize the operational efficiencies and increased capacity to handle files that we anticipated when we entered the service agreements. At times, we base the fees we agree to receive from these law firm customers for each case file they refer to us on the assumption that we would realize those operational efficiencies. Therefore, the failure to effectively customize our case management software system could impact our profitability under our services agreement with new law firm customers.

Claims, even if not valid, that our case management software system, document conversion system or other proprietary software products and information systems infringe on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services.

Other persons could claim that they have patents and other intellectual property rights that cover or affect our use of software products and other components of information systems on which we rely to operate our business, including our proprietary case management software system we use to provide mortgage default processing services and our proprietary document conversion system we use to provide appellate services. Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. Any litigation, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. If a court determines that one or more of the software products or other components of information systems we use infringes on intellectual property owned by others or we agree to settle such a dispute, we may be liable for money damages. In addition, we may be required to cease using those products and components unless we obtain licenses from the owners of the intellectual property or redesign those products and components in such a way as to avoid infringement. In any event, such situations may increase our expenses or adversely affect the marketability of our services.

Risks Relating to Our Business in General

We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

We rely heavily on our senior management team, including James P. Dolan, our founder, Chairman, President and Chief Executive Officer; Scott J. Pollei, our Executive Vice President and Chief Financial Officer; David A. Trott, President of APC; and Mark W.C. Stodder, our Executive Vice President, Business Information, because they have a unique understanding of our diverse product and service offerings and the ability to manage an organization that has a diverse group of employees. Our ability to retain Messrs. Dolan, Pollei, Trott and Stodder and other key personnel is therefore very important to our future success. In addition, we rely on our senior management, especially Mr. Dolan, to identify growth opportunities through the development or acquisition of additional publications and professional services opportunities.

We have employment agreements with Messrs. Dolan, Pollei, Trott and Stodder. These employment agreements, however, do not ensure that Messrs. Dolan, Pollei, Trott and Stodder will not voluntarily terminate their employment with us. Further, we do not have employment agreements with other key personnel. In addition, our key personnel, including our other executive officers, are subject to non-competition restrictions, which generally restrict such employees from working for competing businesses for a period of one year after the end of their employment with us. These noncompete provisions, however may not be enforceable. We also do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require the remaining key personnel to divert immediate and substantial attention to seeking a replacement. Competition for senior management personnel is intense. An inability to find a suitable replacement for any departing executive officer or key employee on a timely basis could adversely affect our ability to operate and grow our business.

We intend to continue to pursue acquisition opportunities, which we may not do successfully and may subject us to considerable business and financial risk.

We have grown, and anticipate that we will continue to grow, through opportunistic acquisitions of business information and professional services businesses. While we evaluate potential acquisitions on an ongoing basis, we may not be successful in assessing the value, strengths and weaknesses of acquisition opportunities or consummating acquisitions on acceptable terms. Furthermore, we may not be successful in identifying acquisition opportunities and suitable acquisition opportunities may not even be made available or known to us. In addition, we may compete for certain acquisition targets with companies that have greater financial resources than we do. Our ability to pursue acquisition opportunities may also be limited by non-competition provisions to which we are subject. For example, until August 2008, our ability to provide data, public records, electronic data and information within North America with respect to bankruptcy case filings, Uniform Commercial Code financing statements, tax liens, attorney liens, certain monetary judgments and tenant evictions is limited by non-competition provisions that we agreed to when our predecessor sold its national public records unit. In addition, our ability to carry public notices in Michigan and to provide mortgage default processing services in Indiana and Minnesota is limited by non-competition provisions to which we agreed when we purchased a 35.0% membership interest in DLNP and the mortgage default processing service business of Feiwell & Hannoy and Wilford & Geske. We anticipate financing future acquisitions through cash provided by operating activities, borrowings under our bank credit facility or other debt or equity financing, which would reduce our cash available for other purposes.

Acquisitions may expose us to particular business and financial risks that include, but are not limited to:

•	diverting management’s time, attention and resources from managing our business;

•	incurring additional indebtedness and assuming liabilities;

•	incurring significant additional capital expenditures and operating expenses to improve, coordinate or integrate managerial, operational, financial and administrative systems;

•	experiencing an adverse impact on our earnings from non-recurring acquisition-related charges or the write-off or amortization of acquired goodwill and other intangible assets;

•	failing to integrate the operations and personnel of the acquired businesses;

•	facing operational difficulties in new markets or with new product or service offerings; and

•	failing to retain key personnel and customers of the acquired businesses, including subscribers and advertisers for acquired publications and clients of the law firm customers served by acquired mortgage default processing businesses.

We may not be able to successfully manage acquired businesses or increase our cash flow from these operations. If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas.

We may have difficulty managing our growth, which may result in operating inefficiencies and negatively impact our operating margins.

Our growth may place a significant strain on our management and operations, especially as we continue to expand our product and service offerings, the number of markets we serve and the number of local offices we maintain throughout the United States, including through acquiring new businesses. We may not be able to manage our growth on a timely or cost effective basis or accurately predict the timing or rate of this growth. We believe that our current and anticipated growth will require us to continue implementing new and enhanced systems, expanding and upgrading our data processing software and training our personnel to utilize these systems and software. Our growth has also required, and will continue to require, that we increase our investment in management personnel, financial and management systems and controls and office facilities. In particular, we are, and will continue to be, highly dependent on the effective and reliable operation of our centralized accounting, circulation and information systems. In addition, the scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has changed. If we fail to manage these and other growth requirements successfully or if we are unable to implement or maintain our centralized systems, or rely on their output, we may experience operating inefficiencies or not achieve anticipated efficiencies. For example, in 2007, we experienced difficulties in transitioning from our legacy circulation systems to our new circulation system that hampered our ability to efficiently keep track of information related to subscriptions for our business information products. In addition, the increased costs associated with our expected growth may not be offset by corresponding increases in our revenues, which would decrease our operating margins.

We rely on our proprietary case management software system, document conversion systems, web sites and on-line networks, and a disruption, failure or security compromise of these systems may disrupt our business, damage our reputation and adversely affect our revenues and profitability.

Our proprietary case management software system is critical to our mortgage default processing service business because it enables us to efficiently and timely service a large number of foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files. Our appellate services business relies on our proprietary document conversion systems that facilitate our efficient processing of appellate briefs, records and appendices. Similarly, we rely on our web sites and email notification systems to provide timely, relevant and dependable business information to our customers. Therefore, network or system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters and similar events, could have an adverse impact on our operations, customer satisfaction and revenues due to degradation of service, service disruption or damage to equipment and data.

In addition to shutdowns, our systems are subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information, including sensitive case file data maintained in our proprietary case management system and credit card information for our business information customers. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal data.

Disruptions or security compromises of our systems could result in large expenditures to repair or replace such systems, remedy any security breaches and protect us from similar events in the future. We also could be exposed to negligence claims or other legal proceedings brought by our customers or their clients, and we could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving lawsuits or claims. In addition, if we were to suffer damage to our reputation as a result of any system failure or security compromise, the clients of our law firm customers to which we provide mortgage default processing services could choose to send fewer foreclosure, bankruptcy or eviction case files to our customers. Any reduction in the number of case files handled by our customers would also reduce the number of mortgage default case files serviced by us. Similarly, our appellate services clients may elect to use other service providers. In addition, customers of our Business Information Division may seek out alternative sources of the business information available on our web sites and email notification systems. Further, in the event that any disruption or security compromise constituted a material breach under our services agreements, our law firm customers could terminate these agreements. In any of these cases, our revenues and profitability could be adversely affected.

We may be required to incur additional indebtedness or raise additional capital to fund our operations and acquisitions or repay our indebtedness.

We may not generate a sufficient amount of cash from our operations to finance growth opportunities, including acquisitions, or fund our operations, including payments on our indebtedness and unanticipated capital expenditures. Our ability to pursue any material expansion of our business, including through acquisitions or increased capital spending, will likely depend on our ability to obtain third-party financing. This financing may not be available to us at all or at an acceptable cost. In addition, if we issue a significant amount of additional equity securities, the market price of our common stock could decline and our stockholders could suffer significant dilution of their interests in us.

We have incurred and will continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time and resources to various compliance issues; if we do not address these compliance issues successfully, our stock price could be adversely impacted.

As a result of the consummation of our initial public offering on August 7, 2007, we became subject to reporting, corporate governance and other obligations under the Securities Exchange Act of 1934, as well as the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the New York Stock Exchange. For example, Section 404 of the Sarbanes-Oxley Act will require annual management assessment of the effectiveness of our internal control over financial reporting and an attestation report by our independent auditors on our internal control over financial reporting beginning with the year ending December 31, 2008. These reporting and other obligations have placed, and will continue to place, significant demands on our management, administrative, operational and accounting resources, especially if we have to design and implement enhanced processes and controls to address any material weaknesses in our internal control over financial reporting that are identified by us or our independent auditors. We will also incur substantial additional legal, accounting and other expenses that we did not incur as a private company to comply with these requirements. These regulations may also make it more difficult to attract and retain qualified members for our board of directors and its various committees. Any failure to comply with these regulations, including if we fail to account for transactions and report information to our investors on a timely and accurate basis, or to otherwise be able to conclude in a timely manner that our internal control over financial reporting is operating effectively, could decrease investor confidence in our public disclosure, impair our ability to obtain financing when needed or have an adverse effect on our stock price.

We have incurred in the past, and may incur in the future, net losses.

We incurred net losses of $(54.0) million, $(20.3) million, and $(7.5) million for the years ended December 31, 2007, 2006 and 2005, respectively. These net losses were attributable to our non-cash interest expense related to redeemable preferred stock of $66.1 million, $28.5 million and $10.0 million for the years ended December 31, 2007, 2006 and 2005. We do not expect to incur non-cash interest expense for periods after August 7, 2007 because we used a portion of the net proceeds of our initial public offering to redeem our preferred stock and do not anticipate issuing preferred stock in the future on terms that would require us to record a non-cash interest expense. However, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, whether because we are unable to realize the anticipated operational efficiencies from centralization of acquired accounting, circulation, advertising, production and appellate and default processing systems in a timely manner following future expansions or for other reasons, or if our revenues do not grow to offset these increased expenses, we may continue to incur net losses in the future.

We are subject to risks relating to litigation due to the nature of our product and service offerings.

We may, from time to time, be subject to or named as a party in libel actions, negligence claims, and other legal proceedings in the ordinary course of our business given the editorial content of our business information products and the technical rules with which our appellate services and mortgage default processing businesses must comply and the strict deadlines these businesses must meet. We could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could result in a negative perception of us and cause the market price of our common stock to decline or otherwise have an adverse effect on our operating results and growth prospects.

Our failure to comply with the covenants contained on our debt instruments could result in an event of default that could adversely affect our financial condition and ability to operate our business as planned.

We have, and will continue to have, significant debt and debt service obligations. Our credit agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which if not cured or waived, could result in the banks accelerating the maturity of our indebtedness or preventing us from accessing availability under our credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. In addition, the indebtedness under our credit agreement is secured by a security interest in substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries, and therefore, if we are unable to repay such indebtedness, the banks could foreclose on these assets and sell the pledged equity interests, which could adversely affect our ability to operate our business.

We may be required to incur additional indebtedness if either of the two minority members of APC exercises its put right with respect to its membership interest in APC.

Under the terms of APC’s operating agreement (as amended and restated), the two minority members of APC have the right, within six months after August 7, 2009, to require APC to repurchase all or any portion of their membership interests in APC (currently 11.1%). We will incur additional indebtedness in the future if either minority member of APC exercises its put right because the purchase price paid by APC in connection with any such repurchase would be in the form of a three-year unsecured note. The principal amount of the note would be equal to (x) 6.25 times APC’s trailing twelve month EBITDA, less the aggregate amount of any interest-bearing indebtedness of APC as of the repurchase date, multiplied by (y) such minority member’s percentage ownership interest in APC. Such note would bear interest at a rate equal to prime plus 2%. If we are required to incur this additional indebtedness, it could decrease the amount of working capital available to fund our operations, which could impair our ability to operate and grow our business as planned.

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we encounter disputes from time to time relating to our use of intellectual property of third parties.

Our success depends in part on our ability to protect our proprietary rights, particularly those in our Business Information Division. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States to protect our rights to the marks “DOLAN MEDIA COMPANY,” and “DOLAN MEDIA,” as well as distinctive logos and other marks associated with our print and on-line publications and services in our Professional Services Division. We cannot assure you that these measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to use our trademarks and other proprietary rights for their similar uses. Our management’s attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation.

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise a claim against us alleging an infringement or violation of the trademarks, copyright or other proprietary rights of that third party. Some third party proprietary rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our classes or pay monetary damages, which may be significant.

These risks are in addition to those risks that third parties may claim to have patents or other intellectual property rights in our proprietary case management software systems, document conversion systems and other proprietary software products that are used by the operating units in our Professional Services Divisions. These risks are more fully described earlier in the “Risks Relating to Business in General” section of this annual report on Form 10-K.

Risks Associated with Purchasing Our Common Stock

Our common stock has a limited trading history and the market price of our common stock may be volatile and will depend on a variety of factors, which could cause our common stock to trade at prices below the price you have paid.

Our common stock has only traded on the New York Stock Exchange under the symbol “DM” since August 2, 2007. Since that time and through March 17, 2008, the closing sales price of our common stock has ranged from a high of $30.84 to a low of $17.23 per share. The market price of our common stock could also fluctuate significantly in the future. Some of the factors that could affect our share price include, but are not limited to:

•	variations in our quarterly operating results;

•	changes in the legal or regulatory environment affecting our business;

•	changes in our earnings estimates or expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock after this offering;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general; and

•	general economic, market and political conditions.

These factors could cause our common stock to trade at prices below the price you paid for our common stock, which could prevent you from selling your common stock at or above this price. In addition, the stock market in general, and the New York Stock Exchange in particular, has from time to time experienced significant price and volume fluctuations that have affected the market prices of individual securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock or your rights as holders of our common stock.

In the future, we may attempt to increase our capital resources by offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes, shares of preferred stock or shares of our common stock. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. At December 31, 2007, we had an aggregate of 41,482,845 shares of common stock authorized but not issued and not reserved for issuance under our incentive compensation plan or employee stock purchase plan and 5,000,000 shares of authorized but unissued preferred stock. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue acquisitions and may issue shares of common stock in connection with these acquisitions. Further, we may issue additional equity interests in APC in connection with acquisitions of mortgage default processing service businesses. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.

Future sales of our common stock in the public market may adversely affect the market price of our common stock or our ability to raise additional capital.

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. Other than 149,481 restricted shares of common stock outstanding at March 17, 2008, all of the shares of our common stock not held by our “affiliates” within the meaning of Rule 144 under the Securities Act are freely tradable. Shares held by our affiliates are subject to the volume, manner of sale, and notice restrictions of Rule 144. In addition, our certificate of incorporation permits the issuance of up to 70,000,000 shares of common stock. At December 31, 2007, we had an aggregate of 41,482,845 shares of our common stock authorized but unissued, exclusive of shares reserved for issuance under our equity compensation and employee stock purchase plan. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by current investors.

We filed a registration statement on Form S-8 under the Securities Act covering 2,700,000 shares of common stock that have been issued or will be issuable pursuant to our incentive compensation plan and 900,000 shares of common stock that will be issuable pursuant to our employee stock purchase plan, which in the aggregate equals 14.4% of the aggregate number of shares of our common stock that are outstanding as of March 17, 2008. Accordingly, subject to applicable vesting requirements, the exercise of options, the provisions of Rule 144 with respect to affiliates, and the six-month transfer restriction applicable to employees that purchase shares of our common stock under our employee stock purchase plan to the extent we implement it, shares registered under the registration statement on Form S-8 will be available for sale in the open market. In addition, we have granted most of the persons who were stockholders prior to our initial public offering registration rights with respect to their shares of our common stock.

Anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that you may consider favorable or prevent the removal of our current board of directors and management.

Our amended and restated certificate of incorporation and our amended and restated bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock and your rights as a holder of our common stock. For example, our amended and restated certificate of incorporation and amended and restated bylaws (1) permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board, (2) stagger the terms of our board of directors into three classes and (3) impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholders’ meetings. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board. We are also subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company. In addition, our bank credit facility contains provisions that could limit our ability to enter into change of control transactions.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located in Minneapolis, Minnesota, where we lease approximately 13,500 square feet under a lease terminating in March 2014. We lease 27 other office facilities in 15 states for our Business Information Division under leases that terminate on various dates between May 2008 and November 2017. We also own our print facility in Minneapolis, Minnesota, and we lease print facilities in Baltimore, Maryland, and Oklahoma City, Oklahoma, under leases that terminate in June 2008 and July 2010, respectively. Counsel Press leases nine offices under leases terminating on various dates between June 2008 and December 2011. APC and our Michigan Lawyers Weekly publishing unit sublease an aggregate of approximately 30,000 square feet in suburban Detroit, Michigan, from Trott & Trott, PC, a law firm in which APC President, David A. Trott, owns a majority interest, at a rate of $10.50 per square foot, triple net, which subleases expire on March 31, 2012. Trott & Trott leases these spaces from NW13, LLC, a limited liability company in which Mr. Trott owns 75% of the membership interests. APC also subleases 2,797 square feet from Wolverine I, Inc., an affiliate of Feiwell & Hannoy, in Indianapolis, Indiana, under a sublease that terminates on December 31, 2009.

Item 3.	Legal Proceedings

We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, none of which we believe to be material to our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters for a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock has been listed on the New York Stock Exchange under the symbol “DM” since August 2, 2007. Prior to that time, there was no public market for our common stock. The initial public offering price of our common stock was $14.50 per share and the initial public offering closed on August 7, 2007. The following table sets forth, for the periods indicated, the high and low per share sales prices of our common stock as reported on the New York Stock Exchange.

Period	High	Low

Year ended December 31, 2007
Third Quarter (August 2, 2007 through September 30, 2007)	$25.44	$16.00
Fourth Quarter	$31.15	$23.31

On March 17, 2008, the closing price per share of our common stock was $23.47. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 17, 2008, there were approximately 1,922 holders of record of our common stock.

The holders of our common stock are entitled to receive ratably such dividends as may be declared by our board of directors out of funds legally available for dividends. We have not historically declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements and surplus, contractual restrictions (including those in our credit agreement), outstanding indebtedness and other factors our board deems relevant.

Performance Graph

The following graph shows a comparison from August 2, 2007 (the date our common stock began trading on the New York Stock Exchange) through December 31, 2007 of cumulative stockholders total return for our common stock, companies we deem to be in our industry peer group for both our Business Information and Professional Services Divisions, the New York Stock Exchange Market Index and the Russell 3000 Index. The companies included in the industry peer group for Business Information consist of GateHouse Media, Inc. (GHS), Lee Enterprises Inc. (LEE), McClatchey Co. (MNI), Daily Journal Corp. (DJCO) and Journal Register Co. (JRC). The companies included in the industry peer group for Professional Services consist of Automatic Data Processing, Inc. (ADP), Fidelity National Financial, Inc. (FNF), American Reprographics Co. (ARP), Dun & Bradstreet Corp. (DNB), Thompson Corp. (TOC), and IHS, Inc. (IHS). The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 was invested on August 2, 2007 in our common stock, the companies in our peer group indices (weighted based on market capitalization as of such date), the NYSE Market Index or the Russell 3000 Index, at the closing per share price on that date. Data for the NYSE Market Index, Russell 3000 Index and our peer groups assume reinvestment of dividends. Since our common stock began trading on the New York Stock Exchange, we have not declared any dividends to be paid to our stockholders and do not have any present plans to declare dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG DOLAN MEDIA COMPANY, NYSE MARKET INDEX,
RUSSELL 3000 INDEX AND PEER GROUP INDICES FOR
BUSINESS INFORMATION AND PROFESSIONAL SERVICES DIVISIONS

Source:  Hemscott Group

Use of Proceeds from our Initial Public Offering

On August 7, 2007, we completed an initial public offering of shares of our common stock pursuant to which we sold 10,500,000 shares and certain selling stockholders sold 4,975,000 shares, including 2,018,478 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from certain selling stockholders. These shares were sold at an initial offering price of $14.50 per share, less an underwriting discount of $1.015. Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated served as the managing underwriters and representatives of the underwriters in the initial public offering. In connection with the offering, the SEC declared our registration statement on Form S-1 (Reg. No. 333-142372) effective on August 1, 2007, and we filed a registration statement on Form S-1 pursuant to Rule 462(b) of the Securities Act of 1933 (Reg. No. 333- 145052) on August 1, 2007 to register additional shares of common stock in the offering. Pursuant to the registration statements, we registered a total of 15,475,000 shares of common stock. The aggregate price of the shares sold by us and the selling stockholders was $152.3 million and $72.1 million, respectively. We received net proceeds from our sale of 10,500,000 shares of our common stock of approximately $137.4 million, after deducting underwriting discounts of $10.7 million and offering expenses of approximately $4.3 million, including expenses related to filing fees, legal and accounting fees and printing expenses. The selling stockholders received net proceeds of $67.1 million after deducting underwriting discounts of $5.0 million. We did not receive any proceeds from the sale of shares by the selling stockholders.

We used approximately $101.1 million of our net proceeds to redeem all outstanding shares of our series A preferred stock, series B preferred stock and series C preferred stock, including all shares of series A preferred stock and series B preferred stock issued to holders of our series C preferred stock upon the conversion of the series C preferred stock on August 7, 2007. We used $30.0 million of our net proceeds to repay a portion of the outstanding principal balance of the variable term loans outstanding under our credit facility. We also used $3.0 million to pay off a portion of our outstanding revolving note. We used the remaining balance of approximately $4.0 million for our acquisition of APC membership interests from our minority members during the fourth quarter of 2007, which included the payment of $12.5 million to Trott & Trott P.C., of which our executive officer, David A. Trott, is the majority shareholder and managing attorney.

Unregistered Sales of Securities and Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the fourth quarter of 2007. During the year ended December 31, 2007, we converted 38,132 shares of series C preferred stock (including all accrued and unpaid dividends as of August 7, 2007) in connection with the consummation of our initial public offering on August 7, 2007. As a result of this conversion, we issued to the holders of the series C preferred stock, an aggregate 195,878 shares of series A preferred stock, 38,132 shares of series B preferred stock and 5,093,155 shares of common stock. We relied upon Section 3(a)(9) of the Securities Act for exemption of the conversion from the registration requirements of the Securities Act. We then redeemed all of the outstanding shares of series A preferred stock and series B preferred stock, which also occurred on August 7, 2007. In connection with this redemption, we paid the holders of series A preferred stock and series B preferred stock an aggregate of $97.3 million.

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial data for the periods and as of the dates presented below. You should read the following information along with “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financials statements and related notes, all of which are included elsewhere in this annual report on Form 10-K. We derived the historical financial data for the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006, from our audited consolidated financial statements, included in this annual report on Form 10-K. We derived the historical financial data for the fiscal year ended December 31, 2004 and the period from August 1, 2003, to December 31, 2003, and the historical financial data as of December 31, 2005, 2004 and 2003, from our audited consolidated financial statements not included in this annual report. We derived the historical financial data for the fiscal year ended March 31, 2003, for the period from April 1, 2003, to July 31,

2003 and as of December 31, 2003, from the unaudited consolidated financial statements of our predecessor not included in this annual report. Our fiscal year end is December 31. Our predecessor’s fiscal year end was March 31. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

					Period from	Period from
					August 1,	April 1, 2003	Year Ended
					2003 to	to July 31,	March 31,
	Years Ended December 31,				December 31,	2003	2003
	2007	2006	2005	2004	2003	(Predecessor)	(Predecessor)
						(Unaudited)	(Unaudited)
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Business Information revenues	$84,974	$73,831	$66,726	$51,689	$18,945	$14,026	$43,056
Professional Services revenues	67,015	37,812	11,133	—	—	—	—

Total revenues	151,989	111,643	77,859	51,689	18,945	14,026	43,056

Total operating expenses	125,228	92,711	69,546	47,642	17,376	18,386	42,399
Equity in earnings of Detroit Legal News Publishing, LLC, net of amortization	5,414	2,736	287	—	—	—	—

Operating income	32,175	21,668	8,600	4,047	1,569	(4,360)	657
Non-cash interest expense related to redeemable preferred stock(1)	(66,132)	(28,455)	(9,998)	(2,805)	(718)	—	—
Interest expense, net	(8,521)	(6,433)	(1,874)	(1,147)	(406)	(5,880)	(6,316)
Other expense, net	(8)	(202)	—	—	—	—	(775)

Income (loss) from continuing operations before income taxes and minority interest	(42,486)	(13,422)	(3,272)	95	445	(10,240)	(6,434)
Income tax expense	(7,863)	(4,974)	(2,436)	(889)	(569)	—	(2)
Minority interest in net income of subsidiary(2)	(3,685)	(1,913)	—	—	—	—	—

Loss from continuing operations(3)	$(54,034)	$(20,309)	$(5,708)	$(794)	$(124)	$(10,240)	$(6,436)

Loss from continuing operations per share(3)(4)(6)
Basic	$(3.41)	$(2.19)	$(0.64)	$(0.09)	$(0.01)	$(10.36)	$(10.25)
Diluted	$(3.41)	$(2.19)	$(0.64)	$(0.09)	$(0.01)	$(10.36)	$(10.25)
Weighted average shares outstanding(4)(6)
Basic	15,868	9,254	8,845	8,820	8,820	1,156	1,136
Diluted	15,868	9,254	8,845	8,820	8,820	1,156	1,136
Non-GAAP Data:
Adjusted EBITDA(5)	$43,108	$28,776	$13,353	$6,875	$2,596	$(3,026)	$3,617
Adjusted EBITDA margin(5)	28.4%	25.8%	17.2%	13.3%	13.7%	(21.6)%	8.4%

	As of December 31,
					2003
	2007	2006	2005	2004	(Predecessor)
					(Unaudited)
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,346	$786	$2,348	$19,148	$70
Total working capital (deficit)	(5,460)	(8,991)	(6,790)	13,886	(2,656)
Total assets	226,367	186,119	135,395	116,522	58,898
Long-term debt, less current portion	56,301	72,760	36,920	29,730	16,937
Redeemable preferred stock	—	108,329	79,740	69,645	29,418
Total liabilities and minority interest	97,191	214,994	144,238	117,898	58,998
Total stockholders’ equity (deficit)	129,176	(28,875)	(8,843)	(1,376)	(99)

(1)	Consists of accrued but unpaid dividends on our series A preferred stock and series C preferred stock and the change in fair value of the shares of our series C preferred stock, with each share of our series C preferred stock being convertible into (1) one share of our series B preferred stock and (2) a number of shares of our series A preferred stock and our common stock for periods from August 1, 2003 through August 7, 2007. The conversion of our series C preferred stock and redemption of our preferred stock upon consummation of our initial public offering has eliminated the non-cash interest expense we record for the change in fair value of our series C preferred stock.

(2)	Consists of the 19.0% membership interest in APC held by Trott & Trott as of December 31, 2006, the 18.1% and 4.5% membership interest in APC held by Trott & Trott and Feiwell & Hannoy, respectively, from January 9, 2007 through November 30, 2007, and the 9.1% and 2.3% membership interest in APC held by Trott & Trott and Feiwell & Hannoy, respectively, from December 1, 2007 through December 31, 2007. Under the terms of the APC operating agreement, each month we are required to pay distributions to each of Trott & Trott and Feiwell & Hannoy in an amount equal to its percentage share of APC’s earnings before interest, taxes, depreciation and amortization less any debt service, capital expenditures and working capital reserves. Feiwell & Hannoy received its 4.5% membership interest in APC on January 9, 2007, in connection with APC’s acquisition of its mortgage default processing service business and on November 30, 2007, we purchased 9.1% and 2.3% of the then-outstanding membership interests of each of Trott & Trott and Feiwell & Hannoy.

(3)	Excludes income or loss from discontinued operations of the predecessor’s public records business in July 2003 and our telemarketing operation in September 2005.

(4)	Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. We believe that the series C preferred stock was a participating security because the holders of the convertible preferred stock participated in any dividends paid on our common stock on an as if converted basis. Consequently, the two-class method of income allocation was used in determining net income (loss), except during periods of net losses. Under this method, net income (loss) was allocated on a pro rata basis to the common stock and series C preferred stock to the extent that each class may share in income for the period had it been distributed. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 13 to our consolidated financial statements included in this annual report on Form 10-K for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

(5)	The adjusted EBITDA measure presented consists of net loss from continuing operations (1) before (a) non-cash interest expense related to redeemable preferred stock; (b) interest expense, net; (c) income tax expense; (d) depreciation and amortization; (e) non-cash compensation expense; and (f) minority interest in net income of subsidiary; and (2) after minority interest distributions paid. Adjusted EBITDA margin is the ratio of adjusted EBITDA to total revenues. We are providing adjusted EBITDA, a non-GAAP financial measure, along with GAAP measures, as a measure of profitability because adjusted EBITDA helps us evaluate and compare our performance on a consistent basis for different periods of time by removing from our operating results the impact of the non-cash interest expense arising from the common stock conversion option in our series C preferred stock (which has no impact on our financial performance for all periods after August 7, 2007, the date we redeemed and converted of all of our outstanding shares of preferred stock), as well as the impact of our net cash or borrowing position, operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization, which impact has been significant and fluctuated from time to time due to the variety of acquisitions that we have completed since our inception. Adjusted EBITDA also excludes non-cash compensation expense because this is a non-cash charge for stock options and restricted stock that we have granted. We exclude this non-cash expense from adjusted EBITDA because we believe any amount we are required to record as share-based compensation expense contains subjective assumptions over which our management has no control, such as share price and volatility. As a result, we do not believe that the inclusion of non-cash compensation expense in our adjusted EBITDA allows for a meaningful evaluation of our performance. In addition, as companies are permitted to use different methods to calculate share based compensation, we believe including this expense inhibits comparability of our performance with other companies that may have chosen calculation methods different from ours in their determination of non-cash compensation expense. In contrast, we believe that excluding non-cash compensation expense allows for increased comparability within our industry, as other public companies in our industry have similarly elected to exclude non-cash compensation expense from their adjusted EBITDA calculations. We also adjust EBITDA for minority interest in net income of subsidiary and cash distributions paid to minority members of APC because we believe this provides more timely and relevant information with respect to our financial performance. We exclude amounts with respect to minority interest in net income of subsidiary because this is a non-cash adjustment that does not reflect amounts actually paid to APC’s minority members because (1) distributions for any month are actually paid by APC in the following month and (2) it does not include adjustments for APC’s debt or capital expenditures, which are both included in the calculation of amounts actually paid to APC’s minority members. We instead include the amount of these cash distributions in adjusted EBITDA because they include these adjustments and reflect amounts actually paid by APC, thus allowing for a more accurate determination of our performance and ongoing obligations. Due to the foregoing, we believe that adjusted EBITDA is meaningful information about our business operations that investors should consider along with our GAAP financial information. We use adjusted EBITDA for planning purposes, including the preparation of internal annual operating budgets, and to measure our operating performance and the effectiveness of our operating strategies. We also use a variation of adjusted EBITDA in monitoring our compliance with certain financial covenants in our credit agreement and are using adjusted EBITDA to determine performance-based short-term incentive payments for our executive officers.

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

The following is a reconciliation of loss from continuing operations to adjusted EBITDA (dollars in thousands):

					Period from	Period from
					August 1,	April 1, 2003	Year Ended
					2003 to	to July 31,	March 31,
	Years Ended December 31,				December 31,	2003	2003
	2007	2006	2005	2004	2003	(Predecessor)	(Predecessor)
						(Unaudited)	(Unaudited)

Loss from continuing operations	$(54,034)	$(20,309)	$(5,708)	$(794)	$(124)	$(10,240)	$(6,436)
Non-cash interest expense related to redeemable preferred stock	66,132	28,455	9,998	2,805	718	—	—
Interest expense, net	8,521	6,433	1,874	1,147	406	5,880	6,316
Income tax expense	7,863	4,974	2,436	889	569	—	2
Amortization expense	7,526	5,156	3,162	1,550	674	1,078	2,917
Depreciation expense	3,872	2,442	1,591	1,278	353	256	818
Amortization of DLNP intangible	1,459	1,503	—	—	—	—	—
Non-cash compensation expense	970	52	—	—	—	—	—
Minority interest in net income of subsidiary	3,685	1,913	—	—	—	—	—
Cash distributions to minority interest	(2,886)	(1,843)	—	—	—	—	—

Adjusted EBITDA	$43,108	$28,776	$13,353	$6,875	$2,596	$(3,026)	$3,617

(6)	The restructuring of our predecessor was accomplished when, on July 31, 2003, certain stockholders of our predecessor exchanged shares of our predecessor’s common stock and preferred stock for shares of DMC II Company, which was incorporated in March 2003 by James P. Dolan, our President and Chief Executive Officer, and Cherry Tree Ventures IV and later changed its name to Dolan Media Company on August 1, 2003. Following this exchange, our predecessor sold us its business information and telemarketing divisions, retaining the national public records operations, in exchange for all the shares of our predecessor that we had obtained from our stockholder in the above described exchange. Upon consummation of this purchase and sale, our predecessor was merged with a wholly-owned subsidiary of Reed Elsevier Inc.

The following table provides a reconciliation of the predecessor’s loss from continuing operation to the amount of loss attributable to common stockholders:

	Period from
	April 1, 2003	Year Ended
	to July 31,	March 31,
	2003	2003
	(Unaudited)	(Unaudited)

Loss from continuing operations	$(10,240)	$(6,436)
Dividends on preferred stock	(1,737)	(5,211)

Loss attributable to common stockholders	$(11,977)	$(11,647)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of necessary business information and professional services to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating segments: our Business Information Division and our Professional Services Division. Our Business Information Division currently publishes 61 print publications consisting of 14 paid daily publications, 30 paid non-daily publications and 17 non-paid non-daily publications. In addition, we provide business information electronically through our 44 on-line publication web sites, our 21 event and other non-publication web sites and our email notification systems. Our Professional Services Division comprises two operating units, American Processing Company, which provides mortgage default processing services to three law firms, one in Michigan, one in Indiana and one in Minnesota, and Counsel Press, which provides appellate services to law firms and attorneys nationwide.

Recent Developments

On November 30, 2007, we increased our majority ownership interest in APC to 88.7% by acquiring 9.1% and 2.3% of the outstanding membership units in APC from the minority members, Trott & Trott and Feiwell & Hannoy, respectively. We paid a total of $15.6 million for these units, of which we paid $12.5 million to Trott & Trott and $3.1 million to Feiwell & Hannoy. After the acquisition of these membership interests, our minority partners, Trott & Trott and Feiwell & Hannoy, owned 9.1% and 2.3%, respectively, of APC. At the same time, the members of APC amended and restated APC’s operating agreement as it related to the right of Trott & Trott and Feiwell & Hannoy to demand that we acquire their minority interest in APC. Please refer to “Minority Interest in Subsidiary” for more information about this right of the minority members.

In connection with the acquisition of mortgage default processing assets of Wilford & Geske in February 2008, APC made a capital call. Feiwell & Hannoy declined to participate in the capital call. We contributed Feiwell & Hannoy’s share of the capital call and, as a result, our interest in APC increased to 88.9% and Feiwell & Hannoy’s decreased to 2.0% of the outstanding membership interests of APC. Also, in February 2008, Trott & Trott assigned its interest in APC to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including APC President, David A. Trott.

On August 7, 2007, we completed our initial public offering of 10,500,000 shares of common stock (exclusive of 2,956,522 shares sold by selling stockholders and 2,018,478 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from certain selling stockholders) at a price of $14.50 per share. We received $137.4 million of net proceeds from the offering, after deducting the underwriters’ discount of $10.7 million and offering expenses of approximately $4.3 million. In connection with our initial public offering, all outstanding shares of our series C preferred stock, including all accrued and unpaid dividends, converted into shares of series A preferred stock, series B preferred stock and an aggregate of 5,093,155 shares of common stock. We used $101.1 million of the net proceeds to redeem all of the outstanding shares of series A preferred stock (including all accrued and unpaid dividends and shares issued upon conversation of the series C preferred stock), and series B preferred stock (including shares issued upon conversion of the series C preferred stock). As a result of the conversion of series C preferred stock and the redemption of all preferred stock on August 7, 2007, no shares of our preferred stock remain issued and outstanding.

Prior to August 7, 2007, when shares of our series C preferred stock were issued and outstanding, we recorded non-cash interest expense related to mandatorily redeemable preferred stock. Prior to the offering, the valuation of our common stock had a material effect on our operating results because we accounted for our series C preferred stock, a mandatorily redeemable preferred stock that was convertible into shares of common stock, at fair value. Accordingly, we recorded the increase or decrease in the fair value of our redeemable preferred stock as either an increase or decrease in interest expense at each reporting period. During the years ended December 31, 2007 and 2006, we recorded the related dividend accretion for the change in fair value of this security of $64.9 million and $26.5 million, respectively, as interest expense. Because all shares of series C preferred stock were redeemed by us on August 7, 2007, we have not recorded, and do not expect to record, any non-cash interest expense related to mandatorily redeemable preferred stock for periods after August 7, 2007.

In connection with our initial public offering, we also (1) amended and restated our certificate of incorporation to increase the number of authorized shares of common stock from 2,000,000 to 70,000,000 and preferred stock from 1,000,000 to 5,000,000 and (2) effected a 9 for 1 stock split of our outstanding shares of common stock through a dividend of eight shares of common stock for each share of common stock outstanding immediately prior to the consummation of the initial public offering. All share and per share numbers in this annual report on Form 10-K reflect this stock split for all periods presented.

In connection with our initial public offering, we adopted the Dolan Media Company 2007 Incentive Compensation Plan, which amended and restated in its entirety the Dolan Media Company 2006 Equity Incentive Plan. We have reserved 2,700,000 shares of our common stock for issuance under this plan of which there are 992,667 shares issuable upon the exercise of stock options of which 63,000 are vested, 18,774 shares issued and outstanding pursuant to vested grants of restricted stock and 152,789 shares issued and outstanding pursuant to unvested grants of restricted stock.

We also adopted the Dolan Media Employee Stock Purchase Plan, which allows our employees and the employees of our subsidiary corporations to purchase shares of our common stock through payroll deductions. We have reserved 900,000 shares of our common stock for issuance under this plan, none of which are issued and outstanding. We are still evaluating whether to implement this plan.

Recent Acquisitions

We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions. We consummated the following acquisitions in 2007 and during the first quarter of 2008:

Business Information

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

On February 13, 2008, we acquired the assets of Legal and Business Publishers, Inc., which include Mecklenburg Times, an 84-year old court and commercial publication located in Charlotte, North Carolina, and electronic products, including www.mecktimes.com and www.mecklenburgtimes.com. The Mecklenburg Times serves Mecklenburg County, North Carolina and is also qualified as a legal newspaper in Union County, North Carolina. We paid $2.8 million in cash for the assets. Under the terms of our agreement with Legal and Business Publishers, we are obligated to pay the sellers an additional $500,000 ninety days after the closing of the transaction and may be obligated to pay an additional $500,000 in cash after the first anniversary of the closing. The amount of this additional cash payment is based upon the revenues we earn from the assets during the one-year period following the closing of this acquisition.

Professional Services

On January 9, 2007, APC entered the Indiana market by acquiring the mortgage default processing service business of the law firm of Feiwell & Hannoy for $13.0 million in cash, a $3.5 million promissory note payable in two equal annual installments of $1.75 million beginning January 9, 2008, with no interest accruing on the note, and a 4.5% membership interest in APC. Under the terms of the asset purchase agreement with Feiwell & Hannoy, we were required to guaranty APC’s obligations under the note payable to Feiwell & Hannoy. In connection with this guaranty, Trott & Trott executed a reimbursement agreement with us, whereby Trott & Trott agreed to reimburse us for 19.0% (its then-ownership percentage) of any amounts we are required to pay to Feiwell & Hannoy pursuant to our guaranty of the note. At the same time, APC also entered an exclusive service agreement with Feiwell & Hannoy for the referral of mortgage default, foreclosure, bankruptcy, eviction and other mortgage default related files to us for processing. The agreement is for an initial term of 15 years and is subject to automatically renew for two additional ten year periods unless either party elects to terminate the term then-in-effect with prior notice.

On February 22, 2008, APC acquired certain assets of the Minnesota law firm, Wilford & Geske, which Wilford & Geske used to provide mortgage default processing services to its clients. APC acquired these assets for $13.5 million in cash. We may be obligated to pay up to an additional $2.0 million in purchase price depending upon the adjusted EBITDA for this business during the twelve months ending March 31, 2009. At the same time, APC also entered an exclusive service agreement with Wilford & Geske for the referral of mortgage default, foreclosure, bankruptcy, eviction, litigation and other mortgage default related files to us for processing. The agreement is for an initial term of 15 years and is subject to automatically renew for two additional ten year periods unless either party elects to terminate the term then-in-effect with prior notice.

We have accounted for each of the acquisitions described above under the purchase method of accounting. The results of the acquired mortgage default processing service businesses of Feiwell & Hannoy have been, and Wilford & Geske will be, included in the Professional Services segment, and the results of the acquired businesses of Venture Publications have been, and Legal and Business Publishers, Inc. will be, included in the Business Information segment, in our consolidated financial statements since the date of such acquisition.

Revenues

We derive revenues from two operating segments, our Business Information Division and our Professional Services Division. In the year ended December 31, 2007, our total revenues were $152.0 million, and the percentage of our total revenues attributed to each of our segments was as follows:

•	55.9% from our Business Information Division; and

•	44.1% from our Professional Services Division.

Business Information.  Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. Our display and classified advertising revenues accounted for 23.4% of our total revenues and 41.8% of our Business Information Division’s revenues for the year ended December 31, 2007, respectively. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published.

We publish 305 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 21.7% of our total revenues and 38.9% of our Business Information Division’s revenues for the year ended December 31, 2007, respectively. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which are affected by the number of residential mortgage foreclosures in the 13 markets where we are qualified to publish public notices because of the high volume of foreclosure notices we publish in our court and commercial newspapers. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

We sell our business information products primarily through subscriptions. For the year ended December 31, 2007, our circulation revenues, which consist of subscriptions and single-copy sales, accounted for 8.9% of our total revenues and 16.0% of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation revenues are driven by the number of copies sold and the subscription rates charged to customers. Our other business information revenues, comprising sales from commercial printing and database information, accounted for 1.8% of our total revenues and 3.3% of our Business Information Division’s revenues for the year ended December 31, 2007, respectively. We recognize our other business information revenues upon delivery of the printed or electronic product to our customers.

Professional Services.  Our Professional Services Division generates revenues primarily by providing mortgage default processing and appellate services through fee-based arrangements. Through APC, we assist law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. As of December 31, 2007, we provided these services for Trott & Trott, a Michigan law firm of which David A. Trott, APC’s President, is majority shareholder and managing attorney, and Feiwell & Hannoy, an Indiana law firm of which the two shareholders and principal attorneys are senior executives of APC. On February 22, 2008, we began providing these services to the Minnesota law firm, Wilford & Geske. The principal attorneys of Wilford & Geske are also executive vice presidents of APC.

For the year ended December 31, 2007, we serviced approximately 129,200 mortgage default case files, and our mortgage default processing service revenues accounted for 34.1% of our total revenues and 77.4% of our Professional Services Division’s revenues. We recognize mortgage default processing service revenues on a ratable basis over the period during which the services are provided, which was generally 35 to 63 days for Trott & Trott, 34 to 270 days for Feiwell & Hannoy, and 37 to 223 days for Wilford & Geske. We consolidate the operations, including revenues, of APC and record a minority interest adjustment for the percentage of earnings that we do not own. See “Minority Interests in Net Income of Subsidiary” for a description of the impact of the minority interests in APC on our operating results. We bill Trott & Trott and Wilford & Geske for services performed and record amounts billed for services not yet performed as deferred revenue. On foreclosure files, we bill Feiwell & Hannoy in two installments and record amounts for services performed but not yet billed as unbilled services and amounts billed for services not yet performed as deferred revenue.

We have entered into long-term services agreements with each of our law firm customers. These agreements provide for the exclusive referral of files from the law firms to APC for servicing, except that, in the case of Trott & Trott’s agreement, Trott & Trott may refer files elsewhere if it is otherwise directed by its clients. These agreements have initial terms of fifteen years, which terms may be automatically extended for up to two successive ten year periods unless either party elects to terminate the term then-in-effect with prior notice. Under each services agreement, we are paid a fixed fee for each residential mortgage default file referred by the law firm to us for servicing, with the amount of such fixed fee being based upon the type of file and, in the case of the Trott & Trott agreement for 2006, the annual volume of these files. We receive this fixed fee upon referral of a foreclosure case file, which consists of any mortgage default case file referred to us, regardless of whether the case actually proceeds to foreclosure. If such file leads to a bankruptcy, eviction or litigation proceeding, we are entitled to an additional fixed fee in connection with handling a file for such proceedings. We also receive a fixed fee for handling files in eviction, litigation and bankruptcy matters that do not originate from mortgage default files.

APC’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which it does business as well as how many of the files we handle that actually result in evictions, bankruptcies and/or litigation. Our agreement with Trott & Trott contemplates the review and possible revision of the fees received by APC every two years beginning on or before January 1, 2008. We revised our fee structure with Trott & Trott during the first quarter of 2008, increasing the fixed per file fee paid by Trott & Trott for each file referred to us. Under the Feiwell & Hannoy and Wilford & Geske agreements, the fixed fee per file increases on an annual basis through 2012 and 2013, respectively, to account for inflation as measured by the consumer price index. In each year after 2012 (for Feiwell & Hannoy) and 2013 (for Wilford & Geske), APC and such customer will review and possibly revise the fee schedule for future years. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected.

Through Counsel Press, we assist law firms and attorneys throughout the United States in organizing, printing and filing appellate briefs, records and appendices that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. For the year ended December 31, 2007, our appellate service revenues accounted for 9.9% of our total revenues and 22.6% of our Professional Services Division’s revenues. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appeals we file. These revenues tend to be lower in the second quarter of each year because there are typically fewer appellate filings during such quarter. For the year ended December 31, 2007, we provided appellate services to attorneys in connection with approximately 8,800 appellate filings in federal and state courts. We recognize appellate service revenues as the services are provided, which is when our final appellate product is filed with the court.

Operating Expenses

Our operating expenses consist of the following:

•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for our editorial personnel in our Business Information Division and the processing staff at APC and Counsel Press, and production and distribution expenses, such as compensation and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and the cost of delivery of our business information products;

•	Selling, general and administrative expenses, which consist primarily of the cost of compensation and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing related expenses and other office-related payments;

•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from two to thirty years; and

•	Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from one to thirty years.

Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may shift between fiscal periods.

Equity in Earnings of Detroit Legal News Publishing

We own 35.0% of the membership interests in Detroit Legal News Publishing, LLC DLNP, the publisher of Detroit Legal News and nine other publications. We account for our investment in DLNP using the equity method. Our percentage share of DLNP’s earnings was $5.4 million and $2.7 million for the years ended December 31, 2007 and 2006, respectively, which we recognized as operating income. This is net of amortization of $1.5 million for both years. APC handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.

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

Minority Interest in Net Income of Subsidiary

Minority interest in net income of subsidiary for the year ended December 31, 2007 consisted of the following:

•	a 19.0% membership interest in APC held by Trott & Trott as of December 31, 2006;

•	an 18.1% and 4.5% membership interest in APC that Trott & Trott and Feiwell & Hannoy held, respectively, for the period January 9, 2007 through November 30, 2007; and

•	a 9.1% and 2.3% membership interest in APC that Trott & Trott and Feiwell & Hannoy held, respectively, for the period December 1, 2007 through December 31, 2007.

We acquired 81.0% of APC on March 14, 2006. In January 2007, APC sold a 4.5% membership interest in APC to Feiwell & Hannoy, diluting our ownership and that of Trott & Trott to 77.4% and 18.1%, respectively, of the aggregate membership interests in APC. On November 30, 2007, we acquired 50% of the then membership interests then-held by Trott & Trott and Feiwell & Hannoy, and, in February 2008, we provided Feiwell & Hannoy’s share of a capital call to fund the acquisition of assets used by Wilford & Geske in processing mortgage defaults. Also, in February 2008, Trott & Trott assigned its interest in APC to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including APC President, David A. Trott. As a result of these transactions, we own 88.9%; APC Investments, LLC, owns 9.1%; and Feiwell & Hannoy owns 2.0% of the outstanding membership interests of APC.

Under the terms of the APC operating agreement, each month, we are required to distribute APC’s earnings before interest, taxes, depreciation and amortization less debt service with respect to any indebtedness of APC, capital expenditures and working capital reserves to APC’s members on the basis of common equity interest owned. We have paid distributions to Trott & Trott of $2.3 million and $1.8 million in 2007 & 2006, respectively. In 2007, we have also paid distributions of $537,000 to Feiwell & Hannoy. There was not a corresponding distribution in 2006 because Feiwell & Hannoy did not own its membership interests in APC until January 2007.

In addition, APC Investments and Feiwell & Hannoy each have the right, for a period of six months following August 7, 2009 to require APC to repurchase all or any portion of the APC membership interests held by APC Investments or Feiwell & Hannoy, as the case may be, at a purchase price based on 6.25 times APC’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for APC as of the date the repurchase occurs. The aggregate purchase price would be payable by APC in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.

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

We believe the critical accounting policies that require the most significant estimates, assumptions and judgments to be used in the preparation of our consolidated financial statements are purchase accounting, valuation of our equity securities of privately-held companies for periods prior to our initial public offering, impairment of goodwill, other intangible assets and other long-lived assets, share-based compensation expense, income tax accounting, and allowances for doubtful accounts.

Purchase Accounting

We have acquired a number of businesses during the last several years, and we expect to acquire additional businesses in the future. Under SFAS No. 141, Business Combinations, we are required to account for business combinations using the purchase method of accounting. The purchase method requires us to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. The cost of the acquisition is allocated to the acquired assets and assumed liabilities in amounts equal to the fair value of each asset and liability, and any remaining acquisition cost is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable, finite-lived intangible assets, such as mastheads and trade names and advertising, subscriber and other customer lists, are amortized on a straight-line basis over the intangible asset’s estimated useful life. The estimated useful lives of amortizable identifiable intangible assets range from one to 30 years. Goodwill is not amortized. Accordingly, the accounting for acquisitions has had, and will continue to have, a significant impact on our operating results.

Valuation of Our Company Equity Securities

Prior to the consummation of our initial public offering when we redeemed all issued and outstanding shares of our preferred stock, there was no market for our common stock. As a result, the valuation of our common stock has had a material effect on our operating results because we accounted for our mandatorily redeemable preferred stock at fair value. Accordingly, we recorded the increase or decrease in the fair value of our redeemable preferred stock as either an increase or decrease in interest expense at each reporting period. During the years ended December 31, 2007, 2006 and 2005, we recorded non-cash interest expense of $66.1 million, $28.5 million and $10.0 million, respectively. Determining the fair value of our redeemable preferred stock required us to value two components: (1) the fixed redeemable portion and (2) the common stock conversion portion.

We determined the fair value of the fixed portion by calculating the present value of the amount that was mandatorily redeemable, including accreted dividends, on July 31, 2010 as of each balance sheet date. During the year ended December 31, 2007, the discount rate was reduced to zero because we redeemed the fixed redeemable portion of the series C preferred stock in full on August 7, 2007. The redemption payment was $64.8 million. The difference between the balance at June 30, 2007 and the redemption payment was recorded as non-cash interest expense during the year ended December 31, 2007. For December 31, 2006, we used a discount rate of 13.0% to calculate such present value based on a weighted average cost of capital analysis. The portion of the non-cash interest expense related to the fixed portion was $13.1 million, $7.2 million and $5.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The estimated fair value of our common stock per share was $4.33 at December 31, 2006. Given the absence of an active market for our common stock because we were a private company until August 2007, we engaged an independent third-party valuation firm to help us estimate the fair value of our common stock that was used to value the conversion portion of our redeemable preferred stock beginning with the September 30, 2006 valuation. For the valuations prior to that date, we used internally prepared contemporaneous valuations. For the December 31, 2006 valuation, a variety of objective and subjective factors were considered to estimate the fair value of our common stock, including a contemporaneous valuation analysis using the income and market approaches, the likelihood of achieving and the timing of a liquidity event, such as an initial public offering or sale of the company, the cash flow and EBITDA-based trading multiples of comparable companies, including our competitors and other similar publicly-traded companies, and the results of operations, market conditions, competitive position and the stock performance of these companies. In particular, we used the current value method to determine the estimated fair value of our securities by allocating our enterprise value among our different classes of securities. We also considered using the probability weighted expected return method, or PWER method, which is described in the AICPA Audit and Accounting Practice Aid, Valuation of Privately-Held Securities, in connection with such valuation. We ultimately decided that the use of the PWER method was not a more appropriate method in the valuation of our equity securities, primarily because of the terms of our preferred stock.

In preparing a discounted cash flow analysis (income approach) as of December 2006, we made the following significant assumptions:

•	a long-term revenue growth of 5.5%, trailing down to 4.0%

•	EBITDA would grow by 10% in 2008, 6% in 2009 and 2010, 7% in 2011, 6% in 2012, 5% in 2013, and 4% thereafter and expected EBITDA margins would range from 26—29%

•	capital expenditures of approximately 2% of revenues

•	a discount rate, based on our estimated capital structure and the cost of our equity and debt, of 13%

•	a terminal multiple, based on our anticipated growth prospects and private and public market valuations of comparable companies, of 7.1

•	a non-marketability discount of 15%

•	cost growth assumptions (we assumed direct operating expenses and selling, general and administrative expenses would grow 3% per year)

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

We equally weighted the income and market approach for the December 2006 valuation. Changes in these assumptions could have caused our estimates to vary widely, which could have materially impacted our historical results of operations. The changes in value attributable to the common stock conversion were $19.2 million in the year ended December 31, 2006.

We used the initial public offering price of $14.50 per share as the fair value of our common stock to determine the fair value of our series C preferred stock for the June 30, 2007 valuation. This value did not change between June 30, 2007 and August 7, 2007. Accordingly there was no change in the value of the common stock conversion portion of the series C preferred stock and no charge was made to non-cash interest expense for periods after June 30, 2007 for the common stock conversion portion.

The common stock conversion option in our series C preferred stock terminated upon, and thus will have no further effect on our future operating results for periods after, the consummation of our public offering on August 7, 2007 because all of our series C referred stock converted into 195,878 shares of series A preferred stock, 38,132 shares of series B preferred stock and 5,093,155 shares of common stock at that time. In connection with the consummation of the public offering, we exercised our call right and redeemed 100% of the series A preferred stock and series B preferred stock, including accrued dividends and shares issuable upon conversion of the series C preferred stock. The cash redemption price for the series A preferred stock and the series B preferred stock issued upon conversion of the series C preferred stock was approximately

$64.8 million. The difference between the cash redemption price and the fair value of the series C preferred stock was attributable to the value of the 5,093,155 shares of our common stock into which the series C preferred stock converted. Upon consummation of the offering, we reclassified this difference as additional paid-in-capital.

Goodwill, Other Intangible Assets and Other Long-Lived Assets

Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to acquired assets and assumed liabilities. Intangible assets represent assets that lack physical substance but can be distinguished from goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test goodwill allocated to each of our reporting units for impairment on an annual basis and between annual tests if circumstances, such as loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition or other unforeseen developments, indicate that a possible impairment may exist. Our reporting units are our Business Information Division, and APC and Counsel Press, the two subsidiaries in our Professional Services Division. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we test all other long-lived assets, such as fixed assets and other intangible assets, for impairment if circumstances indicate that a possible impairment exists. Impairment in value exists when the carrying amount of goodwill, other intangible assets and other long-lived assets are not recoverable because it exceeds such asset’s implied fair value, with the excess recorded as a charge to earnings. If we determine that an impairment in value has occurred, the carrying value of the asset is reduced to its fair value. An impairment test involves considerable management judgment and estimates regarding future cash flows and operating results. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge, and such a charge could have a material effect on our consolidated financial statements because of the significance of goodwill, other intangible assets and other long-lived assets to our consolidated balance sheet.

We determine the estimated economic lives and related amortization expense for our intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense. If the unamortized balance were deemed to be unrecoverable, we would recognize an impairment charge to the extent necessary to reduce the unamortized balance to the amount of expected future discounted cash flows, with the amount of such impairment charged to operations in the current period. We estimate useful lives of our intangible assets by reference to current and projected dynamics in the business information and mortgage default processing service industries and anticipated competitor actions. The amount of net loss for the year ended December 31, 2007 would have been approximately $0.8 million lower if the actual useful lives of our finite-lived intangible assets were 10% longer than the estimates and approximately $1.0 million higher if the actual useful lives of our finite-lived intangible assets were 10% shorter than the estimates.

Share-Based Compensation Expense

During 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment concurrently with the approval and adoption of our Dolan Media Company 2006 Equity Incentive Plan. In July 2007, we amended and restated the 2006 Equity Incentive Plan in its entirety and renamed it the Dolan Media Company 2007 Incentive Compensation Plan. The 2007 Incentive Compensation Plan has reserved for issuance 2,700,000 shares of common stock and provides for awards in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, deferred shares, performance units and other stock-based awards. SFAS No. 123(R) requires that all share-based payments to employees and non-employee directors, including grants of stock options and shares of restricted stock, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued. We estimate the fair value of share-based awards that contain performance conditions using the Black-Scholes option pricing model at the grant date, with compensation expense recognized as the requisite service is rendered. As of December 31, 2007 and 2006, we had issued no market/performance based awards.

Prior to our initial public offering, we made only a limited number of equity awards, consisting of incentive stock options granted in October 2006 that are exercisable for 126,000 shares of common stock at an exercise price of $2.22 per share, under the 2006 Equity Incentive Plan. In 2007, we granted stock options exercisable for 881,398 shares of common stock to our non-employee directors, executive officers and management employees at a weighted average exercise price of $14.60 per share. Options to purchase 14,731 shares of our common stock were forfeited by grantees of those options during the year ended December 31, 2007.

In accordance with SFAS No. 123(R), we have used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the stock option awards that we issued on October 11, 2006 and the option awards we made during 2007. For our grant of 126,000 incentive stock options in October 2006, our determination of the fair value of these stock option awards was affected by the estimated fair value of our common stock on the date of grant and was based on a third-party appraisal provided to us as of September 30, 2006 in connection with determining the fair value of the common stock conversion feature of our mandatorily redeemable preferred stock. For the stock options we granted in connection with our initial public offering, we based our determination of the fair value of these stock option awards on the initial public offering price of $14.50, as well as assumptions regarding a number of highly complex and subjective variables that are discussed below. For stock options we granted after the initial public offering, we determined the fair value of the award by using the closing share price of our common stock on the grant date. In connection with our Black-Scholes option pricing model, we calculated the expected term of stock option awards using the “simplified method” as defined by SAB 107. SFAS No. 123(R) requires companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We also made assumptions with respect to expected stock price volatility based on the average historical volatility of a select peer group of similar companies. In addition, we chose to use the risk free interest rate for the U.S. Treasury zero coupon yield curve in effect at the time of grant for a bond with a maturity similar to the expected life of the options.

The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the fair value of the stock options we granted during 2007 and 2006:

	2007	2006

Dividend yield	0.0%	0.0%
Expected volatility	28%	55%
Risk free interest rate	3.39 - 4.60%	4.75%
Expected term of options	4.75 years	7 years
Weighted average grant date fair value	$4.76	$1.35

All options granted in 2007 are non-qualified options that vest in four equal annual installments commencing on the first anniversary of the grant date and expire seven years after the grant date. All options granted in 2006 are incentive stock options that vest in four equal annual installments commencing on the grant date and expire ten years after the grant date.

Our share-based compensation expense for all granted options under SFAS 123(R) for the years ended December 31, 2007 and 2006 was approximately $469,000 and $52,000, respectively before income taxes. As of December 31, 2007, our estimated aggregate unrecognized share-based compensation expense for all unvested stock options was $3.8 million, which we expect to recognize over a weighted-average period of approximately 3.36 years.

Our 2007 Incentive Compensation Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share-based expense for restricted stock awards is determined based on the market price of our stock on the date of grant applied to the total number of shares that are anticipated to fully vest. For grants awarded in connection with our initial public offering, we used the initial public offering price of $14.50 per share. For grants awarded after the initial public offering, we used the closing share price of our common stock on the grant date to determine the value of our restricted stock awards. Compensation expense is amortized over the vesting period. We issued 196,519 restricted shares of common stock during the year ended December 31, 2007. Of these shares of restricted stock, 24,956 shares have been forfeited by the grantees. The forfeited shares of restricted stock are deemed to be issued but not outstanding. The restricted shares that have been issued to non-executive management employees will vest in four equal annual installments commencing on the first anniversary of the grant date and the restricted shares issued to non-management employees vest in five equal installments commencing on the grant date and each of the first four anniversaries of the grant date.

Our share-based compensation expense for all restricted shares under SFAS 123(R) for the years ended December 31, 2007 and 2006 was approximately $501,000 and $0, respectively before income taxes. As of December 31, 2007, our estimated aggregate unrecognized share-based compensation expense for all unvested restricted shares was $2.0 million, which we expect to recognize over a weighted-average period of approximately 3.59 years.

In the future, we intend to grant additional equity awards to executive officers, employees and non-employee directors. Therefore, we expect to record increased share-based compensation expense in the future, which expense for future equity awards will be reflected in our selling, general and administrative expenses and/or direct operating expenses for future periods, depending on to whom we grant an award. The actual amount of share-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares and vesting period of equity awards, the fair value of our common stock at the time of issuance, the expected volatility of our stock price over time and the estimated forfeiture rate. Accordingly, we expect that the estimates, assumptions and judgments required to account for share-based compensation expense under SFAS No. 123(R) will have had, and we expect will continue to have, increased significance since the consummation of our initial public offering.

If we implement our employee stock purchase plan, we will also record share-based compensation expenses in the future under the terms of our employee stock purchase plan because our eligible employees that participate will have three-month options to purchase our common stock through payroll deductions at a price equal to 85% of the lower of (1) our stock price on the date the option is granted and (2) our stock price on the date the option expires.

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

Accounts Receivable Allowances

We extend credit to our advertisers, public notice publishers, commercial printing customers and professional service customers based upon an evaluation of each customer’s financial condition, and collateral is generally not required. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. We believe that no significant concentration of credit risk exists with respect to our Business Information Division. We had a significant concentration of credit risk with respect to our Professional Services Division as of December 31, 2007 because the amount due from Trott & Trott was

$3.5 million, or 16.8% of our consolidated net accounts receivable balance, and the amount due from Feiwell & Hannoy was $2.3 million, or 10.9% of our consolidated net receivable balance. However, to date, we have not experienced any problems with respect to collecting prompt payment from Trott & Trott or from Feiwell & Hannoy, each of which are required to remit all amounts due to APC with respect to files serviced by APC in accordance with the time periods set forth in the applicable services agreement.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation was effective as of January 1, 2007. Refer to Note 10 of our Consolidated Financial Statements for additional information concerning this standard.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 (January 1, 2008 for us) and is to be applied prospectively. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We are currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for us) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity must report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We have not elected the fair value option for eligible items that existed as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how we would account for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For us, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. We are currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For us, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be to applied retrospectively to all periods presented. We are currently evaluating the future impacts and disclosures of this standard.

RESULTS OF OPERATIONS

The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands):

	Year Ended December 31,
	2007	% of Revenues	2006	% of Revenues	2005	% of Revenues

Revenues:
Business Information	$84,974	55.9%	$73,831	66.1%	$66,726	85.7%
Professional Services	67,015	44.1%	37,812	33.9%	11,133	14.3%

Total revenues	151,989	100.0%	111,643	100.0%	77,859	100.0%

Operating expenses:
Business Information	67,822	44.6%	61,059	54.7%	57,682	74.1%
Professional Services	47,106	31.0%	26,865	24.1%	8,824	11.3%
Unallocated corporate operating expenses	10,300	6.8%	4,787	4.3%	3,040	3.9%

Total operating expenses	125,228	82.4%	92,711	83.0%	69,546	89.3%
Equity in earnings of Detroit Legal News Publishing, LLC, net of amortization	5,414	3.6%	2,736	2.5%	287	0.4%

Operating income	32,175	21.2%	21,668	19.4%	8,600	11.0%
Non-cash interest expense related to redeemable preferred stock	(66,132)	(43.5)%	(28,455)	(25.5)%	(9,998)	(12.8)%
Interest expense, net	(8,521)	(5.6)%	(6,433)	(5.8)%	(1,874)	(2.4)%
Other expense, net	(8)	0.0%	(202)	(0.2)%	—	—

Loss from continuing operations before income taxes	(42,486)	(28.0)%	(13,422)	(12.0)%	(3,272)	(4.2)%
Income tax expense	(7,863)	(5.2)%	(4,974)	(4.5)%	(2,436)	(3.1)%
Minority interest	(3,685)	(2.4)%	(1,913)	(1.7)%	—	—

Loss from continuing operations	$(54,034)	(35.6)%	$(20,309)	(18.2)%	$(5,708)	(7.3)%

Adjusted EBITDA (unaudited)	$43,108	28.4%	$28,776	25.8%	$13,353	17.2%

Year Ended December 31, 2007
Compared to Year Ended December 31, 2006

Revenues

	For the Years Ended December 31,
	2007	2006	Increase
	($’s in millions)

Total revenues	$152.0	$111.6	$40.3	36.1%

The increase in total revenues consists of the following:

•	$7.9 million of increased revenues from APC, our mortgage default processing services operation, which we acquired in March 2006 and for which we recognized a full twelve months of revenues in 2007;

•	$12.1 million of revenues from APC, our mortgage default processing services operation, relating to assets we acquired from Feiwell & Hannoy in January, 2007;

•	$2.0 million of revenues from the Mississippi Business Journal included as part of our acquisition of the publishing assets of Venture Publications, Inc. which we acquired in March 2007; and

•	$18.3 million of increased revenues from organic growth within existing businesses (i.e., businesses that we operated in the full years of both 2007 and 2006, and customer lists, exhibitor lists and other finite-lived intangibles we acquired and integrated into those businesses in 2006), consisting of $9.2 million of increased revenues from our Professional Services Division and $9.1 million of increased revenues in our Business Information Division, primarily resulting from increased public notice revenues. We expect that the growth rate for public notice revenues will decline slightly in 2008 from those we experienced in 2007.

We derived 55.9% and 66.1% of our total revenues from our Business Information Division and 44.1% and 33.9% of our total revenues from our Professional Services Division for the years ended December 31, 2007 and 2006, respectively. Expansion of our Professional Services Division through the acquisition of Feiwell & Hannoy’s mortgage default processing assets drove the change in revenue mix across our divisions.

Operating Expenses

	For the Years Ended December 31,
	2007	2006	Increase
	($’s in millions)

Total operating expenses	$125.2	$92.7	$32.5	35.1%
Direct operating expense	49.9	38.4	11.5	30.1%
Selling, general and administrative expenses	63.9	46.7	17.2	36.8%
Depreciation expense	3.9	2.4	1.4	58.5%
Amortization expense	7.5	5.2	2.4	46.0%

Operating expenses attributable to our corporate operations, which consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs, increased $5.5 million, or 115.2%, to $10.3 million, for the year ended December 31, 2007, from $4.8 million for the year ended December 31, 2006. Total operating expenses as a percentage of revenues decreased slightly to 82.4% for the year ended December 31, 2007 from 83.0% for the year ended December 31, 2006.

Direct Operating Expenses.  The increase in direct operating expenses was primarily attributable to the cost of compensation and employee benefits for the processing staff of the mortgage default processing service businesses that we acquired in the first quarter of 2007 and in March 2006 and for which we recognized a full year of expenses in 2007, as well as other increased operating expenses of APC due to the increases in the volume of files processed. Additionally, direct operating expenses increased as a result of increased stock compensation expense recorded in the year ended December 31, 2007. Direct operating expenses as a percentage of revenue decreased from 34.4% as of December 31, 2006 to 32.9% as of December 31, 2007 due to the increase in our higher margin revenues from our Professional Services Division.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased due to the costs of employee salaries and benefits, and certain other expenses for the mortgage default processing services businesses that we acquired in the first quarter of 2007 and in March 2006 and for which we recognized a full year of expenses in 2007, as well as the March 2007 acquisition of the Mississippi Business Journal. Selling, general and administrative expenses also increased due to increases in overall wage costs and costs of various marketing promotions. Additionally, selling, general and administrative expenses increased due to an increase in corporate insurance costs and increased stock compensation expense recorded in 2007. Selling, general and administrative expense as a percentage of revenue increased slightly to 42.0% as of December 31, 2007 from 41.8% as of December 31, 2006. In 2007, we did not incur any out-of-pocket costs, other than minimal training fees, as we prepared to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act of 2002 will require annual management assessment of the effectiveness of our internal control over financial reporting and an attestation report by our independent auditors on our internal control financial reporting beginning with the year ending December 31, 2008. We expect our selling, general and administrative expenses to increase in 2008 by at least $2.0 million as a result of costs associated with being a public company, including costs we expect to incur as we prepare to comply with the Sarbanes-Oxley Act.

Depreciation and Amortization Expense.  Our depreciation expense increased due to increased levels of property and equipment in 2007. Our amortization expense increased due primarily to the amortization of finite-lived intangible assets acquired in the APC acquisitions in January 2007 and March 2006.

Adjusted EBITDA

	For the Years Ended December 31,
	2007	2006	Increase
	($’s in millions)

Adjusted EBITDA	$43.1	$28.8	$14.3	49.8%

Adjusted EBITDA (as defined and discussed under “Selected Financial Data” above) increased due to the cumulative effect of the factors described above that are applicable to the calculation of adjusted EBITDA. Adjusted EBITDA as a percentage of revenues, which we also refer to as adjusted EBITDA margin, increased to 28.4% for the year ended December 31, 2007, from 25.8% for the year ended December 31, 2006.

Non-Cash Interest Expense Related to Redeemable Preferred Stock

	For the Years Ended December 31,
	2007	2006	Increase
	($’s in millions)

Non-cash interest expense related to redeemable preferred stock	$66.1	$28.5	$37.7

Non-cash interest expense related to redeemable preferred stock consists of non-cash interest expense related to the dividend accretion on our series A preferred stock and series C preferred stock and the change in the fair value of our series C preferred stock. The increase was primarily due to the increase in the fair value of our series C preferred stock. In connection with our initial public offering, we converted the series C preferred stock into shares of series A preferred stock, series B preferred stock and common stock. We then used a portion of the net proceeds of the offering to redeem the series A preferred stock and series B preferred stock, including shares of series A preferred stock and series B preferred stock issued upon conversion of the series C preferred stock. As a result of such redemption, there are currently no shares of preferred stock issued and outstanding. Therefore, we have not recorded, and do not expect to record, any non-cash interest expense related to our preferred stock for periods after August 7, 2007.

Interest Expense, Net

	For the Years Ended December 31,
	2007	2006	Increase
	($’s in millions)

Interest expense, net	$8.5	$6.4	$2.1

Interest expense, net consists primarily of interest expense on outstanding borrowings under our bank credit facility, offset by interest income from our invested cash balances and the change in the estimated fair value of our interest rate swaps. Interest expense, net increased due primarily to $0.6 million of expense incurred related to the write off of deferred financing fees on the previous credit facility, $0.4 million of expense in connection with the write off of the unaccreted issuance costs on series C preferred stock, increased average outstanding borrowings under our bank credit facility and, to a lesser extent, interest rate increases, given that our interest rate swaps are only a partial hedge of our exposure to interest rate fluctuations. Under the terms of our credit facility, we are required to manage our exposure to certain interest rate changes, and therefore, we use interest rate swaps to manage our risk to certain interest rate changes associated with a portion of our floating rate long-term debt. For the year ended December 31, 2007, our average outstanding borrowings were $75.1 million compared to $74.5 million for the year ended December 31, 2006. An increase of $33.0 million in outstanding borrowings to finance acquisitions in 2007 was offset by the $30 million reduction in debt paid with proceeds from our initial public offering and other $3.0 million of debt payments, net of debt amortization. Interest income decreased $0.2 million to $0.2 million for the year ended December 31, 2007, from $0.4 million for the year ended December 31, 2006. The estimated fair value of our fixed rate interest rate swaps decreased by $1.2 million to a $1.2 million liability at December 31, 2007, from a $17,000 asset at December 31, 2006, due to the decrease in variable interest rates.

Income Tax Expense

	For the Years Ended December 31,
	2007	2006	Increase
	($’s in millions)

Income tax expense	$7.9	$5.0	$2.9

Our effective tax rate differs from the statutory U.S. federal corporate income tax rate of 35.0% due to the non-cash interest expense that we recorded for dividend accretion and the change in the fair value of our series C preferred stock of $43.1 and $28.5 million in 2007 and 2006, respectively, which was not deductible for tax purposes. Excluding these amounts, our effective tax rate would have been 39.4% and 37.9% for 2007 and 2006, respectively.

Business Information Division Results

Revenues

	For the Years Ended December 31,
	2007	2006	Increase (decrease)
	($’s in millions)

Total Business Information Division revenues	$85.0	$73.8	$11.1	15.1%
Display and classified advertising revenues	35.6	31.7	3.8	12.1%
Public notice revenues	33.0	25.0	8.1	32.3%
Circulation revenues	13.6	13.6	—	—
Other revenues	2.8	3.5	(0.7)	(21.2)%

Our display and classified advertising revenues increased primarily due to growth in the number of advertisements placed in our publications. Our public notice revenues increased primarily due to the increased number of foreclosure notices placed in our publications.

Circulation revenues remained flat, as an increase in the average price per paid subscription was offset by a decline in the number of paid subscribers between December 31, 2006 and December 31, 2007. As of December 31, 2007, our paid publications had approximately 71,700 subscribers, a decrease of approximately 1,900, or 2.6%, from total paid subscribers of approximately 73,600 as of December 31, 2006. This decline resulted primarily from our termination of discounted subscription programs. Other Business Information Division revenues decreased primarily due to decreased commercial printing sales.

One of our paid publications, The Daily Record in Maryland, as well as the business information products we target to the Missouri markets and the Massachusetts market, each accounted for over 10% of our Business Information Division’s revenues for the year ended December 31, 2007.

Operating Expenses

	For the Years Ended December 31,
	2007	2006	Increase
	($’s in millions)

Total operating expenses	$67.8	$61.1	$6.8	11.1%
Direct operating expense	28.4	26.6	1.8	6.7%
Selling, general and administrative expenses	35.0	30.7	4.3	14.0%
Depreciation expense	1.4	1.2	0.2	15.1%
Amortization expense	3.0	2.5	0.5	20.2%

Direct operating expenses increased primarily due to spending on outside software programmers working on web-related initiatives and increased operating costs in connection with the acquisition of Venture Publications Inc. in March 2007. Selling, general and administrative expenses increased due to increased general, selling and administrative costs in connection with the acquisition of Venture Publications Inc., as well as increased overall wage costs and costs of various marketing promotions. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 79.8% for the year ended December 31, 2007 from 82.7% for the year ended December 31, 2006. Increases in public notice revenues, which has a higher margin than other revenue sources, primarily contributed to this decrease.

Professional Services Division Results

Revenues

	For the Years Ended December 31,
	2007	2006	Increase
	($’s in millions)

Total Professional Services Division revenues	$67.0	$37.8	$29.2	77.2%
Mortgage default processing service revenues	51.9	24.7	27.2	110.3%
Appellate services revenues	15.1	13.1	2.0	15.1%

Professional Services Division revenues increased primarily due to the increase in mortgage default processing service revenues. This increase was attributable to the revenues from APC’s mortgage default processing service businesses that we acquired in March 2006 (and for which we recognized a full year of revenues in 2007) and January 2007. For the year ended December 31, 2007, we serviced approximately 129,200 mortgage default case files for clients of our two law firm customers in 2007, compared to approximately 62,500 mortgage default case files that we serviced for clients of our one law firm customer for the period March 14, 2006 through December 31, 2006.

The increase in appellate services revenues resulted from Counsel Press assisting with more appellate filings this past year (approximately 8,800 in 2007 compared to approximately 7,700 in 2006).

Operating Expenses

	For the years ended December 31,
	2007	2006	Increase
	($’s in millions)

Total operating expenses	$47.1	$26.9	$20.2	75.3%
Direct operating expense	21.6	11.8	9.8	82.8%
Selling, general and administrative expenses	19.1	11.5	7.6	65.9%
Depreciation expense	1.9	0.9	1.0	113.4%
Amortization expense	4.5	2.6	1.9	70.5%

Direct operating expenses increased primarily due to the expenses of APC’s mortgage default processing service businesses that we acquired in March 2006 (and for which we recognized a full year of expenses in 2007) and January 2007. Selling, general and administrative expenses also increased primarily due to our APC acquisitions in March 2006 and January 2007.

Depreciation expense increased due to the inclusion of fixed assets from our APC mortgage default processing services business acquisitions in March 2006 (and for which we recognized a full year of depreciation in 2007) and January 2007. Amortization expense increased due to the amortization of finite-lived intangible assets associated with the March 2006 (and for which we recognized a full year of amortization in 2007) and the January 2007 APC acquisitions. Additionally, Counsel Press’s amortization expense increased $0.2 million. Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue decreased to 70.3% for the year ended December 31, 2007, from 71.1% for the year ended December 31, 2006.

Year Ended December 31, 2006
Compared to Year Ended December 31, 2005

Revenues

	For the Years Ended December 31,
	2006	2005	Increase
	($’s in millions)

Total revenues	$111.6	$77.9	$33.8	43.4%

The increase in total revenues consisted of the following:

•	$24.7 million of revenues from APC, which we acquired in March 2006;

•	$1.5 million of increased revenues from businesses that we acquired in 2005 and for which we recognized a full year of revenues in 2006, consisting of $0.8 million of revenues from the business information publications and online legislative reporting system of Arizona News Service that we acquired in April 2005 and $0.7 million of appellate service revenues from Counsel Press, which we acquired in January 2005; and

•	$7.6 million of increased revenues from our organic growth within existing businesses (i.e., businesses that we operated in 2006 and 2005, and customer lists, exhibit lists and other finite lived intangibles we acquired and integrated into those businesses in both 2006 and 2005)

We derived 66.1% and 85.7% of our total revenues from our Business Information Division and 33.9% and 14.3% of our total revenues from our Professional Services Division in 2006 and 2005, respectively. This change in the mix between our two operating segments resulted primarily from our acquisition of APC on March 14, 2006.

Operating Expenses

	For the Years Ended December 31,
	2006	2005	Increase
	($’s in millions)

Total operating expenses	$92.7	$69.5	$23.2	33.3%
Direct operating expense	38.4	28.8	9.6	33.5%
Selling, general and administrative expenses	46.7	36.0	10.7	29.7%
Depreciation expense	2.4	1.6	0.9	53.5%
Amortization expense	5.2	3.2	2.0	63.1%

Operating expenses attributable to our corporate operations, which largely consist of compensation for our executive officers and other corporate personnel, increased $1.7 million, or 57.5%, to $4.8 million in 2006 from $3.0 million in 2005 because we transferred certain accounting and circulation jobs, which were previously accounted for within our Business Information segment, to our corporate headquarters at the beginning of 2006 and increased executive compensation in 2006. Total operating expenses as a percentage of revenue decreased to 83.0% in 2006 from 89.3% in 2005 principally because we centralized our accounting, circulation and advertising production systems.

Direct Operating Expenses.  The increase in direct operating expenses was primarily attributable to production and distribution expenses for business that we acquired in 2006 and those businesses that we acquired in 2005 for which we recognized a full year of expenses. Direct operating expenses as a percentage of revenue decreased to 34.4% in 2006 from 36.9% in 2005 due to the increase in higher margin revenue.

Selling, General and Administrative Expenses.  The increases in selling, general and administrative expense was due to the costs of employee salaries, bonuses and benefits for businesses that we acquired in 2006 or 2005 and for which we recognized a full year of expenses in 2006, partially offset by savings realized from the centralization of finance, accounting and circulation functions. Our selling, general and administrative expenses for businesses that we operated in both 2005 and 2006 increased by 10.2% between 2005 and 2006. Selling, general and administrative expense as a percentage of revenue decreased to 41.8% in 2006 from 46.3% in 2005 due to our revenues having increased at a faster rate than our selling, general and administrative expenses, which in part was due to our centralization efforts.

Depreciation and Amortization Expense.  Our depreciation expense increased due to higher fixed asset balances in 2006. Our amortization expense increased primarily due to the amortization of finite-lived intangible assets acquired in the APC acquisition in March 2006.

Adjusted EBITDA

	For the Years Ended December 31,
	2006	2005	Increase
	($’s in millions)

Adjusted EBITDA	$28.8	$13.4	$15.4	115.5%

Adjusted EBITDA (as defined and discussed in “Selected Financial Data” above) increased due to the cumulative effect of the factors described above that are applicable to the calculation of adjusted EBITDA. Adjusted EBITDA as a percentage of revenues, which we also refer to as adjusted EBITDA margin, increased to 25.8% for the year ended December 31, 2006, from 17.2% for the year ended December 31, 2005.

Non-Cash Interest Expense Related to Redeemable Preferred Stock

	For the Years Ended December 31,
	2006	2005	Increase
	($’s in millions)

Non-cash interest expense related to redeemable preferred stock	$28.5	$10.0	$18.5

The increase was primarily due to the increase in the fair value of our series C preferred stock.

Interest Expense, Net

	For the Years Ended December 31,
	2006	2005	Increase
	($’s in millions)

Interest expense, net	$6.4	$1.9	$4.6

Interest expense, net increased due primarily to increased average outstanding borrowings under our bank credit facility, and to a lesser extent to interest rate increases, given that our interest rate swaps are only a partial hedge of our exposure to interest rate fluctuations. During 2006, our average outstanding borrowings were $74.5 million compared to $31.8 million during 2005. This increase in average outstanding borrowings was due to the debt borrowed to finance our acquisitions in 2006. Interest income increased $0.1 million, or 18.2%, to $0.4 million in 2006 from $0.3 million in 2005. The estimated fair value of our fixed rate interest rate swaps decreased by $0.2 million in 2006 due to the decrease in variable interest rates.

Income Tax Expense

	For the Years Ended December 31,
	2006	2005	Increase
	($’s in millions)

Income tax expense	$5.0	$2.4	$2.6

Our effective tax rate differs from the statutory U.S. federal corporate income tax rate of 35.0% due to the non-cash interest expense that we recorded for dividend accretion and the change in the fair value of our series C preferred stock of $28.5 and $10.0 million in 2006 and 2005, respectively, which was not deductible for tax purposes. Excluding these amounts, our effective tax rate would have been 37.9% and 36.2% for 2006 and 2005, respectively.

Loss from Discontinued Operations

We previously were engaged in the business of in-bound and out-bound teleservices. In September 2005, we sold our telemarketing operations to management personnel of this operating unit and incurred a $1.8 million loss, net of tax benefit, from discontinued operations in 2005. We did not incur a corresponding loss in 2006.

Business Information Division Results

Revenues

	For the Years Ended December 31,
	2006	2005	Increase (decrease)
	($’s in millions)

Total Business Information Division revenues	$73.8	$66.7	$7.1	10.6%
Display and classified advertising revenues	31.7	28.3	3.5	12.3%
Public notice revenues	25.0	20.8	4.1	19.9%
Circulation revenues	13.6	13.9	(0.3)	(2.3)%
Other revenues	3.5	3.7	(0.2)	(5.2)%

Our display and classified advertising revenues increased primarily due to growth in the number of advertisements placed in our publications. Our public notice revenues increased primarily due to the increased number of foreclosure notices placed in our publications.

Circulation revenues decreased primarily due to a decrease in the number of paid subscriptions, partially offset by an increase in the average price per subscription. As of December 31, 2006, our paid publications had approximately 73,600 subscribers, a decrease of approximately 6,500, or 8.1%, from total paid subscribers of approximately 80,100 as of December 31, 2005. This decrease was primarily due to the loss of approximately 1,100 subscribers to our Louisiana/Gulf Coast publications as a result of the Hurricane Katrina disaster, approximately 1,900 subscribers as a result of our termination of a discounted subscription program for LawyersUSA and approximately 3,600 subscribers as a result of our termination of discounted subscription programs at many of our other publications, partially offset by new paid subscribers added in 2006. Other Business Information Division revenues decreased primarily due to decreased sales of database information. Approximately $0.8 million of the increase in our Business Information Division’s revenues was due to the inclusion of a full year of operations of Arizona News Service, which we acquired on April 30, 2005.

Operating Expenses

	For the Years Ended December 31,		Increase
	2006	2005	(Decrease)
	($’s in millions)

Direct operating expense	$26.6	$25.7	$0.9	3.4%
Selling, general and administrative expenses	30.7	28.4	2.4	8.3%
Depreciation	1.2	1.3	(0.1)	(2.5)%
Amortization	2.5	2.3	0.2	7.8%

Total direct operating expenses increased primarily due to an annual compensation increase and increased spending on web-related initiatives. Selling, general and administrative expenses increased due to an annual compensation increase and increased circulation and marketing spending. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 82.7% in 2006 from 86.4% in 2005 due to the increase in higher margin revenue.

Professional Services Division Results

Revenues

	For the Years Ended December 31,
	2006	2005	Increase
	($’s in millions)

Total Professional Services Division revenues	$37.8	$11.1	$26.7	239.6%
Mortgage default processing service revenues	24.7	—	24.7	—
Appellate services revenues	13.1	11.1	2.0	17.9%

Professional services revenues increased primarily due to the inclusion of mortgage default processing revenues generated by APC, in which we acquired a majority stake in March 2006. Approximately $0.7 million of the increase in appellate service revenues was due to the additional month of Counsel Press’ revenue we recorded in 2006 compared to 2005 because we acquired Counsel Press near the end of January 2005. The balance of this increase was attributable to Counsel Press having provided assistance with respect to a greater number of appellate filings in 2006 (approximately 7,700 in 2006 compared to approximately 7,200 in 2005) and Counsel Press’ acquisitions of the assets of The Reporter Company Printers and Publishers in October 2006.

Operating Expenses

	For the Years Ended December 31,
	2006	2005	Increase
	($’s in millions)

Direct operating expense	$11.8	$3.0	$8.8
Selling, general and administrative expenses	11.5	4.9	6.6
Depreciation expense	0.9	0.1	0.8
Amortization expense	2.6	0.8	1.8

Total direct operating expenses increased primarily due to the addition of APC in 2006 and the additional month we owned Counsel Press in 2006. Selling, general and administrative expenses increased also primarily due to the addition of APC in 2006 and the additional month we owned Counsel Press in 2006. Depreciation expense increased due to the inclusion in 2006 of fixed assets from APC. Amortization expense increased due to the amortization in 2006 of finite-lived intangible assets associated with APC, which was acquired during 2006. Total operating expense attributable to our Professional Services Division as a percentage of Professional Services Division revenue decreased to 71.0% in 2006 from 79.3% in 2005.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, sales of our equity securities, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of December 31, 2007 and 2006, as well as cash flows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	As of December 31,
	2007	2006

Cash and cash equivalents	$1,346	$786
Working capital deficit	(5,460)	(8,991)
Long-term debt, less current portion	56,301	72,760

	Years Ended December 31,
	2007	2006	2005

Net cash provided by operating activities	$27,259	$18,307	$9,736
Net cash used in investing activities:
Acquisitions and investments	(32,977)	(53,461)	(35,397)
Capital expenditures	(7,281)	(2,430)	(1,494)
Net cash provided by financing activities	13,429	35,982	10,345

Cash Flows Provided by Operating Activities

The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.

Net cash provided by operating activities for the year ended December 31, 2007 increased $9.0 million, or 48.9%, to $27.3 million from $18.3 million for the year ended December 31, 2006. This increase was primarily the result of a full year of operations of APC in 2007, which we purchased in March 2006, and the inclusion of the results of the mortgage default processing service business of Feiwell & Hannoy, which we acquired in January 2007.

Net cash provided by operating activities increased $8.6 million, or 88.0%, to $18.3 million in 2006 from $9.7 million in 2005. This increase was primarily attributable to the inclusion of the results of our Professional Services Division that we formed in 2005 for a full year in 2006 and increased cash generated by the businesses we owned throughout 2005 and 2006, partially offset by the payment of $1.8 million in minority interest distributions paid to Trott & Trott pursuant to the terms of the APC operating agreement.

Working capital deficit decreased $3.5 million, or 39.3%, to $(5.5) million at December 31, 2007, from $(9.0) million at December 31, 2006. Current liabilities increased $2.6 million, or 9.4%, to $30.4 million at December 31, 2007 from $27.8 million at December 31, 2006. Accounts payable and accrued liabilities increased $4.3 million, or 42.5%, to $14.3 million at December 31, 2007 from $10.0 million at December 31, 2006. This increase was primarily caused by the timing of payments on trade accounts payable, as well as increases in accrued compensation and accrued interest. Current deferred revenue increased $0.6 million, or 5.9%, to $11.4 million at December 31, 2007 from $10.8 million at December 31, 2006. Current assets increased $6.1 million, or 32.7%, to $24.9 million at December 31, 2007 from $18.8 million at December 31, 2006. This increase was due primarily to the growth of accounts receivable by $5.0 million from $15.7 million at December 31, 2006 to $20.7 million at December 31, 2007, and the increase in cash from $0.8 million at December 31, 2006 to $1.3 million at December 31, 2007.

Working capital deficit expanded $2.2 million, or 32.4%, to $(9.0) million at December 31, 2006, from $(6.8) million at December 31, 2005. Current liabilities increased $5.3 million to $27.8 million at December 31, 2006, from $22.5 million at December 31, 2005. Accounts payable and accrued liabilities increased $2.3 million to $10.0 million at December 31, 2006, from $7.7 million at December 31, 2005. This increase was caused in part by the liabilities at the businesses purchased during 2006 and by the increased activity caused by the increased sales volume in 2006 at the businesses we owned during both 2006 and 2005. This increase was partially offset by the payment of $1.5 million to the sellers of Detroit Legal News Publishing during 2006. Deferred revenue increased $1.9 million from December 31, 2005, to December 31, 2006, because of deferred revenue at businesses purchased during 2006. Current assets increased $3.1 million to $18.8 million at December 31, 2006, from $15.8 million at December 31, 2005. The largest component of this increase was the growth of accounts receivable by $4.2 million from $11.5 million at December 31, 2005, to $15.7 million at December 31, 2006. Offsetting the increase in accounts receivable was the reduction in cash by $1.6 million.

The increase in accounts receivable from December 31, 2006 to December 31, 2007, as well as from December 31, 2005 to December 31, 2006, was primarily attributable to increased sales and accounts receivable of our acquired companies during those periods. Additionally, accounts receivable from our Business Information Division increased $2.3 million, from 2006 to 2007, largely due to increased revenues. Our allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of December 31, 2007 and 2006 is set forth in the table below:

	December 31,
	2007	2006

Allowance for doubtful accounts as a percentage of gross accounts receivable	5.8%	6.1%
Day sales outstanding	54.6	58.3

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. Our DSO decreased from December 31, 2006 to December 31, 2007 because APC accounts comprise an increasing percentage of the account receivable balance and these accounts are collected faster than the accounts receivable in the other businesses we owned during that period.

We own 35.0% of the membership interests in Detroit Legal Publishing, LLC, or DLNP, the publisher of Detroit Legal News, and received distributions of $5.6 million, and $3.5 million for the years ended December 31, 2007 and 2006, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows Used by Investing Activities

Net cash used by investing activities decreased $15.7 million, or 28.2%, to $40.1 million in 2007 from $55.9 million in 2006. Uses of cash in both periods pertained to acquisitions, capital expenditures and purchases of software. Cash paid for acquisitions totaled $33.0 million for the year ended December 31, 2007 and $53.5 million for the year ended December 31, 2006. Capital expenditures and purchases of software were approximately $7.3 million and $2.4 million in 2007 and 2006, respectively. In June 2007, we moved APC to a new office location in suburban Detroit that we are subleasing from Trott & Trott because our previous lease was expiring and to provide us room for expansion. In 2007, we also completed building a new data center to support our Business Information and Professional Services Division at this suburban Detroit office. The cost of these developments was $2.5 million, $1.3 million of which was attributable to leasehold improvements, $0.4 million for computer equipment, and $0.8 million for furniture. In 2007, we spent approximately $0.2 million to customize our proprietary case management software system so that it can be used in judicial foreclosure states as well as other non-judicial states. In the first quarter of 2008, we began the rollout and use of our proprietary software in Indiana and expect to have this system fully running within the first few weeks of the second quarter of 2008. In 2008, we plan to upgrade our press operations and related machinery. We expect the costs for these and other capital expenditures to range between 3.5% and 4.5% of our total revenues, on an aggregated basis, for the year.

Net cash used by investing activities increased $19.0 million, or 51.4%, to $55.9 million in 2006, from $36.9 million in 2005. Use of cash in each period pertained to acquisitions, equity investments, capital expenditures and purchases of software. Cash paid in connection with acquisitions and equity investments totaled $53.5 million in 2006 and $35.4 million in 2005. Capital expenditures and purchases of software were approximately $2.4 million in 2006 and $1.5 million in 2005. The $0.9 million increase in capital expenditures in 2006 from 2005 included $0.2 million for a new circulation system.

Finite-lived intangible assets increased $23.1 million, or 35.0%, to $88.9 million as of December 31, 2007 from $65.9 million as of December 31, 2006. This increase was due to the services contract with Feiwell & Hannoy that resulted from the acquisition of its mortgage default processing service business, the trade names, advertiser lists and subscriber lists acquired in connection with the Venture Publications acquisition, and a customer list acquired as part of our increased ownership percentage in APC. These items were partially offset by increased amortization expense. Finite-lived intangible assets increased $35.5 million to $65.9 million as of December 31, 2006, from $30.4 million as of December 31, 2005. This increase was attributable to our services contract with Trott & Trott, partially offset by increased amortization expense.

Goodwill increased $6.4 million, or 8.7%, to $79.0 million as of December 31, 2007 from $72.7 million as of December 31, 2006. This increase was due to APC’s acquisition of the mortgage default processing service business of Feiwell & Hannoy, as well as our acquisition of the Mississippi publications of Venture Publications. Goodwill increased $9.2 million, or 14.4%, to $72.7 million as of December 31, 2006, from $63.5 million as of December 31, 2005. The increase in goodwill was primarily attributable to goodwill related to our acquisition of a majority stake in APC in March 2006 and our acquisition of substantially all of the business information assets of Happy Sac Investment Co. (the Watchman Group in St. Louis, Missouri) in October 2006.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities primarily includes borrowings under our revolving credit agreement, the issuance of long-term debt and the proceeds from our initial public offering (after offering expenses paid of $4.1 million). Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, the redemption of any preferred stock, the payment of fees associated with the issuance of long-term debt and payments on capital leases.

Net cash provided by financing activities decreased $22.6 million to $13.4 million in 2007 from $36.0 million in 2006. This decrease was due to the reduction in net borrowings of senior term notes in 2007 as compared to 2006. Long-term debt, less current portion, decreased $16.5 million, or 22.6%, to $56.3 million as of December 31, 2007 from $72.8 million as of December 31, 2006.

Net cash provided by financing activities increased $25.6 million to $36.0 million in 2006 from $10.3 million in 2005. This increase was primarily due to the issuance of long-term debt with a principal amount of approximately $56.4 million, partially offset by the repayment of $13.5 million of the borrowings on our revolving credit line, the repayment of $6.0 million of our outstanding long-term debt, the payment of $0.8 million of deferred financing fees related to our issuance of long-term debt and the payment of certain capital lease obligations. Long-term debt, less current portion, increased $35.8 million, or 97.1%, to $72.8 million as of December 31, 2006, from $36.9 million as of December 31, 2005.

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

The second amended and restated credit agreement amends and restates the amended and restated credit agreement we executed in March 2006 in its entirety. On August 7, 2007, we used $30.0 million of net proceeds from our initial public offering to repay a portion of the outstanding principal balance of the variable term loans outstanding under our existing credit facility. The remaining balance of the variable term loans and outstanding revolving loans, plus all accrued interest and fees thereon, was converted to $50.0 million of term loans under the term loan facility and approximately $9.1 million of revolving loans under the revolving credit facility. As of December 31, 2007, we had $48.8 million outstanding under our term loan, and $9.0 million outstanding under our revolving line of credit and available capacity of approximately $136.0 million, after taking into account the senior leverage ratio requirements under the credit agreement. We expect to use the remaining availability under the second amended and restated credit agreement for working capital and other general corporate purposes, including the financing of acquisitions. For example, in February 2008, we drew down $15.3 million to fund the acquisitions of Mecklenburg Times and the mortgage default processing assets of Wilford & Geske. In March 2008, we converted $25.0 million of the revolving loans then-outstanding under the credit facility to term loans. After this conversion, we had an aggregate of $73.8 million in term loans and no revolving loans outstanding under the credit facility. The term loans, including those issued as a result of this conversion, have a maturity date of August 8, 2014.

The second amended and restated credit agreement permits us to elect whether outstanding amounts under the term loan facility and the revolving credit facility accrue interest based on the prime rate or LIBOR as determined in accordance with the second amended and restated credit agreement, in each case, plus a margin that fluctuates on the basis of the ratio of our and our consolidated subsidiaries’ total liabilities to pro forma EBITDA. The margin on the prime rate loans may fluctuate between 0% and 0.5% and the margin on the LIBOR loans may fluctuate between 1.5% and 2.5%. At December 31, 2007, the weighted average interest rate on our senior term note was 6.3%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals.

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

Future Needs

We expect that cash flow from operations, supplemented by short and long term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements. We plan to continue to develop and evaluate potential acquisitions to expand our product and service offerings and customer base and enter new geographic markets. We intend to fund these initiatives over the next twelve months with funds generated from operations and borrowings under our credit facility, but may also need to raise money to fund these initiatives through the sales of our equity securities or debt financing. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our short and long-term assets, our relative levels of debt and equity and the overall condition of the credit markets.

Contractual Obligations

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and other contingent commitments, as of December 31, 2007. Actual payments in future periods may vary from those reflected in the table.

	Less than					After
	1 Year	1-3 Years		3-5 Years		5 Years	Total
	(In thousands)

Long-term debt(1)	$6,179	$14,865		$20,995		$20,686	$62,725
Revolving note(2)	—	—		11,835		—	11,835
Note payable(3)	1,750	1,750		—		—	3,500
Capital leases	7	2		—		—	9
Operating leases(4)	3,549	6,276		3,992		4,225	18,042
Minority interest put right in APC(5)	—	7,210	(6)	9,012	(6)	—	16,222
Earnout payment — DLNP(7)	639	—		—		—	639
Earnout payment — Reporter Company(8)	—	250		—		—	250
Earnout payment — Sunday Welcome(9)	—	500		—		—	500
Earnout payment — Venture Publications (10)	600	—		—		—	600

	$12,724	$30,853		$45,834		$24,911	$114,322

(1)	Consists of principal and interest payments under our bank credit facility and assumes the amount outstanding as of December 31, 2007 remains outstanding until maturity at then-current or contractually defined interest rates.

(2)	Consists of principal and interest payment on the amount outstanding on our revolving note under our bank credit facility as of December 31, 2007, and assumes the same amount remains outstanding with no additional borrowings or payments.

(3)	In connection with our acquisition of the mortgage default processing service business of Feiwell & Hannoy P.C., APC incurred a non-interest bearing note with a face amount of $3.5 million payable in two equal annual installments, payment of which we guaranteed. The amounts listed here include accreted interest.

(4)	We lease office space and equipment under certain noncancelable operating leases that expire in various years through 2017. Lease terms generally range from 5 to 10 years with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for noncancelable operating leases.

(5)	Under the terms of APC’s operating agreement, the two minority members of APC have the right, within 6 months after August 7, 2009, to require APC to repurchase their membership interests in APC. If exercised, the purchase price payable by APC in connection with any such repurchase would be in the form of a three-year unsecured note that would bear interest at a rate equal to prime plus 2%. The principal amount of the note would be equal to 6.25 times APC’s trailing twelve month EBITDA, less the aggregate amount of any interest-bearing indebtedness of APC outstanding as of the repurchase date.

(6)	The put right of the minority members of APC is only exercisable within six months after August 7, 2009, and the purchase price payable by APC would be equal to 6.25 times APC’s trailing twelve month EBITDA, less the aggregate amount of any interest-bearing indebtedness of APC outstanding as of the repurchase date. Therefore, it is not possible to provide the exact amount APC might be obligated to pay if the minority members were to exercise this right at such time. The amount we have disclosed in the table is provided as an example of the purchase price that would be payable by APC in the form of an unsecured note if (x) both the minority members exercise their right in full to require APC to repurchase their membership interest and (y) APC’s EBITDA for the twelve months ending on the repurchase date and interest-bearing indebtedness outstanding on the repurchase date were equal to those amounts as of December 31, 2007, which were $21.9 million and $12.4 million, respectively. This amount would be payable over three years and would accrue interest at a rate equal to prime plus 2%, which (using the prime rate as of December 31, 2007) is reflected in the amounts set forth in the table. These amounts are being provided for informational purposes only and may not be representative of the actual amount APC may be obligated to pay in connection with this put right of the minority members of APC.

(7)	In connection with our acquisition of 35% of the membership interests of DLNP in November 2005, we are obligated to pay to the sellers of such membership interest a total of $0.6 million because DLNP’s EBITDA for the year ended December 31, 2007 exceeded the targeted $8.5 million. This includes interest at 3% per annum.

(8)	In connection with our acquisition of the assets of The Reporter Company Printers and Publishers in October 2006, we may be obligated to pay to the seller of such assets an amount of up to $250,000 in the second subsequent 12 month period following the October 2006 closing if Counsel Press’ average annual revenues with respect to the purchased assets exceed $1.26 million during the two year period following the October 2006 acquisition.

(9)	In connection with our acquisition of Sunday Welcome in October 2006, we may be obligated to pay to the sellers of such assets a total of $0.5 million if the advertising and publication revenues received by us with respect to the purchased assets exceed $537,000 for the 12 month period immediately preceding the second anniversary of the Sunday Welcome acquisition.

(10)	In connection with our acquisition of the assets of Venture Publications, Inc in March 2007, we may be obligated to pay to the sellers of such assets a total of $0.6 million if the revenues received by us with respect to the purchased assets exceed $2.59 million for the 12 month period following the March 2007 acquisition.

Related Party Transactions

Several of our executive officers and current or recent members of our board of directors, their immediate family members and affiliated entities held shares of our series A preferred stock and series C preferred stock prior to the consummation of the public offering on August 7, 2007. For example, Messrs. Dolan, Bergstrom, Pollei, Stodder and Baumbach, as well as members of their immediate families and affiliated entities, owned shares of our preferred stock that we redeemed using a portion of our net proceeds from the offering. In addition, we redeemed shares of preferred stock held by stockholders that had designated several current or recent members of our board pursuant to rights granted to these stockholders under our amended and restated stockholders agreement dated as of September 1, 2004. Specifically:

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

Prior to the offering, these individuals and entities owned approximately 90% of our series A preferred stock and 99% of our series C preferred stock and received an aggregate of approximately $97.3 million and 5,079,961 shares of our common stock upon consummation of the conversion of the series C preferred stock and redemption of all preferred stock. The cash redemption payment reflects the reduction of the base dividend rate applicable to the series C preferred stock from 8% per annum to 6% per annum, which reduction was effective as of March 14, 2006. This reduction of the base dividend rate was approved by our stockholders in July 2007 and was recorded as a $2.8 million decrease in non-cash interest expense for the year ended December 31, 2007. See “Related Party Transactions and Policies” in our proxy statement for a more detailed description of certain proceeds received by, and payments made to, certain related parties in connection with our public offering and the redemption of our preferred stock and for other transactions between related parties and us.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of December 31, 2007, we had swap arrangements that convert the $40.0 million of our variable rate term loan into a fixed rate obligation. Under our bank credit facility, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of December 31, 2007, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, the fair value is classified within other assets on our balance sheet and as a reduction of interest expense in our statement of operations for the year then ended. For the years ended December 31, 2007 and 2006, we recognized an increase of $1.1 million and $0.8 million, respectively, of interest expense related to the decrease in fair value of the interest rate swap agreements.

If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.3 million (pre-tax), $0.3 million (pre-tax), and $0.2 million (pre-tax) in the year ended December 31, 2007, 2006, and 2005, respectively.

Item 8.  Financial Statements and Supplemental Data

DOLAN MEDIA COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Dolan Media Company

We have audited the accompanying consolidated balance sheets of Dolan Media Company and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2007 financial statements of The Detroit Legal News Publishing, LLC, an entity in which the Company has a 35% ownership interest. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion for 2007, insofar as it relates to the amounts included for The Detroit Legal News Publishing, LLC, is based solely on the report of the other auditors. The Company has a $17.5 million investment in The Detroit Legal News Publishing, LLC and recorded equity in earnings of $5.4 million for the year then ended.

We conducted our audits in accordance with standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolan Media Company and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 10 to the financials statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”).

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
The Detroit Legal News Publishing, LLC
Detroit, Michigan

We have audited the accompanying statement of financial position of The Detroit Legal News Publishing, LLC as of December 31, 2007, and the related statements of operations, members’ equity and cash flows for the year then ended (none of which are shown separately herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of operations and its cash flows for the year ended December 31, 2007, in conformity with the U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Southfield, Michigan
February 27, 2008

DOLAN MEDIA COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$1,346	$786
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,283 and $1,014 as of December 31, 2007 and 2006, respectively)	20,689	15,679
Prepaid expenses and other current assets	2,649	2,187
Deferred income taxes	259	152

Total current assets	24,943	18,804
Investments	18,479	18,065
Property and equipment, net	13,066	8,230
Finite-life intangible assets, net	88,946	65,881
Goodwill	79,044	72,690
Other assets	1,889	2,449

Total assets	$226,367	$186,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$4,749	$7,031
Accounts payable	6,068	4,438
Accrued compensation	4,677	3,526
Accrued liabilities	2,922	1,448
Due to sellers of acquired businesses	600	600
Deferred revenue	11,387	10,752

Total current liabilities	30,403	27,795
Long-term debt, less current portion	56,301	72,760
Deferred income taxes	4,393	4,034
Deferred revenue and other liabilities	3,890	1,829
Series C mandatorily redeemable, convertible, participating preferred stock, $0.001 par value; authorized: 0 and 40,000 shares as of December 31, 2007 and 2006, respectively; outstanding: 0 and 38,132 shares as of December 31, 2007 and 2006, respectively	—	73,292
Series B mandatorily redeemable, nonconvertible preferred stock, $0.001 par value; authorized: 0 and 40,000 shares as of December 31, 2007 and 2006, respectively; no shares outstanding	—	—
Series A mandatorily redeemable, nonconvertible preferred stock, $0.001 par value; authorized: 0 and 550,000 shares as of December 31, 2007 and 2006, respectively; outstanding: 0 and 287,000 shares as of December 31, 2007 and 2006, respectively	—	35,037

Total liabilities	94,987	214,747

Minority interest in consolidated subsidiary (redemption value of $14,118 as of December 31, 2007)	2,204	247

Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 25,088,718 shares and 9,324,000 as of December 31, 2007 and 2006, respectively	25	1
Additional paid-in capital	212,364	303
Accumulated deficit	(83,213)	(29,179)

Total stockholders’ equity (deficit)	129,176	(28,875)

Total liabilities and stockholders’ equity (deficit)	$226,367	$186,119

See Notes to Consolidated Financial Statements

DOLAN MEDIA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenues
Business Information	$84,974	$73,831	$66,726
Professional Services	67,015	37,812	11,133

Total revenues	151,989	111,643	77,859

Operating expenses
Direct operating: Business Information	28,388	26,604	25,730
Direct operating: Professional Services	21,556	11,794	3,038
Selling, general and administrative	63,886	46,715	36,025
Amortization	7,526	5,156	3,162
Depreciation	3,872	2,442	1,591

Total operating expenses	125,228	92,711	69,546
Equity in earnings of Detroit Legal News Publishing, LLC	5,414	2,736	287

Operating income	32,175	21,668	8,600

Non-operating expense
Non-cash interest expense related to redeemable preferred stock	(66,132)	(28,455)	(9,998)
Interest expense, net of interest income of $175, $383 and $324 in 2007, 2006 and 2005, respectively	(8,521)	(6,433)	(1,874)
Other expense	(8)	(202)	—

Total non-operating expense	(74,661)	(35,090)	(11,872)

Loss from continuing operations before income taxes and minority interest	(42,486)	(13,422)	(3,272)
Income tax expense	(7,863)	(4,974)	(2,436)
Minority interest in net income of subsidiary	(3,685)	(1,913)	—

Loss from continuing operations	(54,034)	(20,309)	(5,708)
Loss from discontinued operations, including loss on disposal of $1,822, net of income tax benefit of $560	—	—	(1,762)

Net loss	$(54,034)	$(20,309)	$(7,470)

Loss from continuing operations per share:
Basic and diluted	$(3.41)	$(2.19)	$(0.64)
Loss from discontinued operations per share:
Basic and diluted	—	—	(0.20)
Net loss per share:
Basic and diluted	$(3.41)	$(2.19)	$(0.84)
Weighted average shares outstanding:
Basic and diluted	15,868,033	9,253,972	8,845,101

See Notes to Consolidated Financial Statements

DOLAN MEDIA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(In thousands, except share data)

Balance (deficit) at December 31, 2004	8,820,000	$1	$23	$(1,400)	$(1,376)
Net loss	—	—	—	(7,470)	(7,470)
Repurchase of common stock	(27,000)	—	—	—	—
Issuance of common stock	117,000	—	3	—	3

Balance (deficit) at December 31, 2005	8,910,000	1	26	(8,870)	(8,843)
Net loss	—	—	—	(20,309)	(20,309)
Stock-based compensation expense	—	—	52	—	52
Repurchase of common stock	(36,000)	—	(25)	—	(25)
Issuance of common stock in a business acquisition	450,000	—	250	—	250

Balance (deficit) at December 31, 2006	9,324,000	1	303	(29,179)	(28,875)
Net loss	—	—	—	(54,034)	(54,034)
Stock-based compensation expense	—	—	970	—	970
Preferred stock series C conversion	5,093,155	5	73,844	—	73,849
Initial public offering proceeds, net of underwriting discount and offering costs	10,500,000	11	137,255	—	137,266
Issuance of restricted stock, net of forfeitures	171,563	—	—	—	—
Other	—	8	(8)	—	—

Balance (deficit) at December 31, 2007	25,088,718	$25	$212,364	$(83,213)	$129,176

See Notes to Consolidated Financial Statements

DOLAN MEDIA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net loss	$(54,034)	$(20,309)	$(7,470)
Distributions received from Detroit Legal News Publishing, LLC	5,600	3,500	—
Minority interest distributions paid	(2,886)	(1,843)	—
Non-cash operating activities:
Amortization	7,526	5,156	3,162
Depreciation	3,872	2,442	1,591
Equity in earnings of Detroit Legal News Publishing, LLC	(5,414)	(2,736)	(287)
Minority interest	3,685	1,913	—
Stock-based compensation expense	970	52
Deferred income taxes	252	844	1,066
Change in value of interest rate swap and accretion of interest on note payable	1,608	187	(204)
Loss from discontinued operations	—	—	1,762
Non-cash interest related to redeemable preferred stock	66,611	28,589	10,092
Amortization of debt issuance costs	744	652	90
Changes in operating assets and liabilities, net of effects of business acquisitions and discontinued operations:
Accounts receivable	(5,010)	(2,089)	(1,838)
Prepaid expenses and other current assets	(857)	(167)	(250)
Other assets	(664)	(194)	(312)
Change in assets and liabilities of disposed business	—	—	(387)
Accounts payable and accrued liabilities	5,669	2,165	1,879
Deferred revenue	(413)	145	842

Net cash provided by operating activities	27,259	18,307	9,736

Cash flows from investing activities
Acquisitions and investments	(32,977)	(53,461)	(35,397)
Capital expenditures	(7,281)	(2,430)	(1,494)
Proceeds on note receivable from sale of discontinued operations	—	40	10
Other	130	—	—

Net cash used in investing activities	(40,128)	(55,851)	(36,881)

Cash flows from financing activities
Net borrowings (payments) on senior revolving note	9,000	(13,500)	13,500
Proceeds from borrowings on senior term notes	10,000	56,350	—
Proceeds from initial public offering, net of underwriting discount	141,593	—	—
Payments on senior long-term debt	(41,000)	(6,000)	(3,000)
Redemption of preferred stock	(101,089)	—	—
Payments of offering costs	(4,117)	—	—
Payments of deferred financing costs	(929)	(784)	(86)
Other	(29)	(84)	(69)

Net cash provided by financing activities	13,429	35,982	10,345

Net increase (decrease) in cash and cash equivalents	560	(1,562)	(16,800)
Cash and cash equivalents at beginning of year	786	2,348	19,148

Cash and cash equivalents at end of year	$1,346	$786	$2,348

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5,238	$5,755	$1,882
Income taxes	$6,941	$4,545	$1,112

Supplemental disclosures of noncash investing and financing information
Due to or notes payable to sellers of acquired businesses	$600	$600	$1,504
Accrued offering costs included in accounts payable	210	—	—
Issuance of minority interest for acquisition	3,429	—	—
Issuance of common stock for acquisition	—	250	—
Discounted note payable for acquisition	2,919	—	—
Conversion of preferred stock	73,849	—	—
Non-cash buildout allowances	963	—	—
Discounted note receivable from sale of telemarketing operations	—	—	433

See Notes to Consolidated Financial Statements.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies

Nature of Business:  Dolan Media Company and it subsidiaries (the Company) is a leading provider of business information and professional services to legal, financial and real estate sectors in the United States. The Company operates in two reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Those segments are Business Information and Professional Services. The Company’s Business Information segment supplies information to the legal, financial and real estate sectors through a variety of media, including court and commercial newspapers, business journals and the Internet. The Company’s Professional Services segment provides mortgage default processing and appellate services to the legal community.

A summary of the Company’s significant accounting policies follows:

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company, all wholly-owned subsidiaries and the following interests in American Processing Company, LLC, (APC): (1) an 81.0% interest from March 14, 2006, to January 8, 2007; (2) a 77.4% interest from January 9, 2007, to November 30, 2007; and (3) an 88.7% interest from December 1, 2007 to December 31, 2007. The Company accounts for the percentage interest in APC that it does not own as a minority interest. All intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations:  The Company’s telemarketing business was sold on September 6, 2005. As a result of this disposition, the consolidated financial statements and related notes present the results of the telemarketing business as discontinued operations. Accordingly, the net operating results of the telemarketing business have been classified as “Loss from discontinued operations, including loss on disposal, net of income tax benefit” in the consolidated statements of operations.

Revenue Recognition:  Revenue from the Company’s Business Information segment consists of display and classified advertising, public notices, circulation (primarily consisting of subscriptions) and sales from commercial printing and database information. The Company recognizes display advertising, classified advertising and public notice revenue upon placement in one of its publications or on one of its web sites. Subscription revenue is recognized ratably over the related subscription period when the publication is issued. The Company recognizes other business information revenues upon delivery of the printed or electronic product to its customers. The Company records a liability for deferred revenue either when it bills advertising in advance or customers prepay for subscriptions. The Company records barter transactions at the fair value of the goods and services received or provided.

The Company generates revenue from its Professional Services segment, in part, by providing mortgage default processing services and recognizes this revenue on a ratable basis over the period during which the services are provided which is generally 34 to 270 days. As discussed in Note 11, the Company provides these services exclusively to its law firm customers pursuant to long-term services agreements. The Company records amounts billed to its professional service customers but not yet recognized as revenues as deferred revenue. The Company also provides appellate services to attorneys that are filing appeals in state or federal courts and recognizes revenues for appellate services as it provides those services, which is when the court filings are made.

The Company records revenues recognized for services performed but not yet billed to its customers as unbilled services. As of December 31, 2007, 2006 and 2005, the Company recorded an aggregate $2.4 million, $653,000 and $541,000, respectively, from both segments as unbilled services and included these amounts in accounts receivable on its balance sheet.

Cash and Cash Equivalents:  Cash and cash equivalents include money market mutual funds and other highly liquid investments with original maturities of three months or less at the date of acquisition. The

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable:  The Company carries accounts receivable at the original invoice or unbilled services amount less an estimate made for doubtful accounts. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historic trends and other information.

Activity in the allowance for doubtful accounts was as follows (in thousands):

			Provision
			for
	Balance		Doubtful	Net Written	Balance
	Beginning	Acquisitions	Accounts	Off	Ending

2007	$1,014	$—	$762	$(493)	$1,283
2006	1,175	—	312	(473)	1,014
2005	331	400	716	(272)	1,175

Investments:  The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investor. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then a write-down would be recorded to estimated fair value.

Other investments, in which the Company’s ownership interest is less than 20 percent and for which the Company does not have the ability to exercise significant influence, are accounted for using the cost method of accounting. Under this method, the Company records its investment at cost and recognizes as income the amount of dividends received. Because the fair value of cost method investments is not readily determinable, the evaluation of whether an investment is impaired is determined by concerns about the investee’s ability to continue as a going concern, such as a significant deterioration in the earnings performance of the investee, negative cash flows from operations or working capital deficiencies.

Property and Equipment:  Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on property and equipment using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease terms. Software purchased from third-party vendors is recorded at cost less accumulated depreciation. Software, including internally developed software and web site development, is depreciated using the straight-line method over its estimated useful life.

Financial Instruments:  The Company accounts for certain financial instruments under Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

Interest Rate Swap Agreements:  Under the terms of the senior credit facility, the Company is required to manage its exposure to certain interest rate changes, and therefore uses interest rate swaps to manage its

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

risk to certain interest rate changes associated with a portion of its floating rate long-term debt. As interest rates change, the differential paid or received is recognized as interest expense for the period. In addition, the change in the fair value of the swaps is recognized as interest expense or income during each reporting period. The Company had a liability of $1.2 million and an asset of $17,000 resulting from interest rate swaps at December 31, 2007 and 2006, respectively, which are included in other long term liabilities or other assets on the balance sheet.

As of December 31, 2007, the aggregate notional amount of the swap agreements was $40 million, of which $15 million will mature on February 22, 2010, and $25 million will mature on March 31, 2011. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty. Total variable-rate borrowings not offset by the swap agreements at December 31, 2007 and 2006, totaled approximately $17.8 million and $39.8 million, respectively.

Finite-Life Intangible Assets:  Finite-life intangible assets include mastheads and trade names, various customer lists, covenants not to compete, service agreements and military newspaper contracts. These intangible assets are being amortized on a straight-line basis over their estimated useful lives as described in Note 5.

Goodwill Impairment:  The Company’s goodwill arose from acquisitions occurring since the Company’s formation on July 31, 2003. Goodwill represents the acquisition cost in excess of the fair values of tangible and identified intangible assets acquired. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, (SFAS 142), the Company tests the goodwill allocated to each of its reporting units on an annual basis, and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company’s reporting units are its Business Information segment and the two subsidiaries in its Professional Services segment, APC and Counsel Press.

The Company tests for impairment at the reporting unit level as defined in SFAS 142 on November 30 of each year. This test is a two-step process. The first step used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The Company performs its annual impairment test in the fourth quarter of each year to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the implied fair value of the goodwill. In connection with the sale of its telemarketing operations in 2005, the Company wrote off goodwill of approximately $672,000, which is included in loss from discontinued operations. The Company determined that no impairment to goodwill occurred during the years ended December 31, 2007 and 2006.

Other Long-Lived Assets Impairment:  Other long-lived assets, such as property and equipment and finite-life intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In evaluating recoverability, the following factors, among others, are considered: a significant change in the circumstances used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or service strategy, a significant change in customer base and a realization of failed marketing efforts. The recoverability of an asset is measured by a comparison of the unamortized balance of the asset to future undiscounted cash flows.

If the unamortized balance were believed to be unrecoverable, the Company would recognize an impairment charge necessary to reduce the unamortized balance to the amount of future discounted cash flows

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected. The amount of such impairment would be charged to operations in the current period. The Company has not identified any indicators of impairment associated with its other long-lived assets.

Income Taxes:  Deferred taxes are provided on an asset and liability method where deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets would be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets would not be realized. Deferred tax assets and liabilities would be adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences are expected to be available to reduce taxable income.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation was effective as of January 1, 2007 and the Company accounts for uncertain tax positions in accordance with FIN 48. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Refer to Note 10 for additional information concerning this standard.

Fair Value of Financial Instruments:  The carrying value of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying value of variable-rate debt approximates fair value due to the periodic adjustments to interest rates. The carrying value of the Series A and Series C preferred stock, prior to redemption, approximated fair value based on interest rates approximating market rates of similar instruments, the unique nature of certain preferred stock provisions, or periodic adjustments to market value.

Basic and Diluted Loss Per Share:  Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. The Company believes that the Series C preferred stock was a participating security because the holders of the convertible preferred stock participated in any dividends paid on its common stock on an as converted basis. Consequently, the two-class method of income allocation was used in determining net income (loss), except during periods of net losses. Under this method, net income (loss) is allocated on a pro rata basis to the common and Series C preferred stock to the extent that each class may share in income for the period had it been distributed. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 13 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table computes basic and diluted net loss per share (In thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005

Net loss	$(54,034)	$(20,309)	$(7,470)
Basic:
Weighted average common shares outstanding	15,932	9,254	8,845
Weighted average common shares of unvested restricted stock	(64)	—	—
Weighted average common share equivalents of convertible preferred stock	—	—	—

Shares used in the computation of basic net loss per share	15,868	9,254	8,845

Net loss per share — basic	$(3.41)	(2.19)	$(0.84)

Diluted:
Shares used in the computation of basic net loss per share	15,868	9,254	8,845
Stock options	—	—	—
Unvested restricted stock	—	—	—

Shares used in the computation of dilutive net loss per share	15,868	9,254	8,845

Net loss per share — diluted	$(3.41)	$(2.19)	$(0.84)

For the years ended December 31, 2007 and 2006, options to purchase approximately 552,000 and 126,000 weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.

Share-Based Compensation:  During 2007 and 2006, the Company applied SFAS No. 123(R), which requires companies to measure all employee share-based compensation awards using a fair value method and recognize compensation cost in its financial statements. Prior to 2006 the Company had no stock options.

The Company uses the Black-Scholes option pricing model in deriving the fair value estimates of awards. SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. The Company estimated forfeitures based on projected employee stock option exercise behavior. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to SFAS No. 123(R) may differ significantly from that recorded in the current period. See Note 13 for more information regarding the assumptions used in estimating the fair value of stock options.

Share-based compensation expense under SFAS 123(R) for the years ended December 31, 2007 and 2006 was approximately $970,000 and $52,000, respectively, or $0.06 and $.001 per share, respectively, before income taxes.

Comprehensive Income:  The Company has no items of other comprehensive income in any period presented. Therefore, net income as presented in the Company’s consolidated Statements of Operations is equal to comprehensive income.

Use of Estimates in the Preparation of Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The Company believes the critical

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: purchase accounting; valuation of the Company’s equity securities prior to the Company’s initial public offering; accounting for and analysis of potential impairment of goodwill, other intangible assets and other long-lived assets; accounting for share-based compensation; income tax accounting; and allowances for doubtful accounts.

New Accounting Pronouncements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and is to be applied prospectively. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on its consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how the Company would account for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For the Company, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be to applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures of this standard.

Note 2.  Acquisitions

The Company accounts for acquisitions under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets acquired and liabilities assumed represent management’s estimate of fair values. Management determines valuations through a combination of methods which include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The results of the acquisitions are included in the accompanying consolidated Statement of Operations from the respective acquisition dates forward.

2007 Acquisitions:

Feiwell & Hannoy P.C.:  On January 9, 2007, APC acquired the mortgage default processing service of Feiwell & Hannoy P.C., an Indiana law firm, for the following consideration: (i) $13.0 million cash, (ii) a non-interest bearing note (discounted at 13%) with a face amount of $3.5 million payable in two equal annual installments of $1.75 million beginning on January 9, 2008, and (iii) a 4.5% membership interest in APC that had an estimated fair value on January 9, 2007 of $3.4 million. In addition, the Company incurred acquisition costs of approximately $626,000. The Company used a market approach to estimate the fair value of the APC membership interest issued to Feiwell & Hannoy. The results of Feiwell & Hannoy’s mortgage default processing service operations are included in the Company’s consolidated financial statements beginning January 9, 2007. In connection with the acquisition of Feiwell & Hannoy, APC appointed the managing attorneys of Feiwell & Hannoy as senior executives of APC. As a result of this acquisition, the Company’s ownership interest in APC was diluted. See Note 11 for the effects of this acquisition on the Company’s ownership interest in APC.

Of the $20.3 million of acquired intangibles, the Company allocated $15.3 million to a long-term service agreement, which is being amortized over 15 years, representing its initial contractual term. The Company allocated the remaining $5.0 million of the purchase price to goodwill. The goodwill is tax deductible and was allocated to the Professional Services segment of the Company. The Company engaged an independent third-party valuation firm to assist it in estimating the fair value of the service agreement. The value of the service agreement was estimated using a discounted cash flow analysis (income approach) assuming a 4% revenue growth and a 24% discount rate. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in connection with this acquisition (i.e., goodwill) because the acquired business is a complement to APC and the Company anticipated cost savings and revenue synergies through combined general and administrative and corporate functions.

Venture Publications Inc.:  On March 30, 2007, the Company purchased the publishing assets of Venture Publications, Inc. in Jackson, Mississippi, for $2.8 million plus acquisition costs of approximately $73,000. The Company may be obligated to make an additional payment of up to $600,000 provided certain revenue targets are met within the one-year period following the close of this acquisition. The assets included the Mississippi Business Journal and its related publishing assets and an annual business trade show. These assets are a part of the Company’s Business Information segment.

Of the $2.8 million of acquired intangibles, the Company allocated $800,000 to newspaper trade names/mastheads, which is being amortized over 30 years; $630,000 to advertiser lists, which are being amortized over 10 years; $100,000 to subscriber lists, which are being amortized over seven years; and $1.3 million to

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill. The goodwill is tax deductible and was allocated to the Company’s Business Information segment. The Company engaged an independent third-party valuation firm to assist it in estimating the fair value of the finite-lived intangible assets. The value of these intangibles was estimated using a discounted cash flow analysis (income approach) assuming a 13% weighted average cost of capital. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in connection with this acquisition (i.e., goodwill) because Mississippi Business Journal represented an attractive newspaper platform with stable cash flows. In addition, the Company expected that this acquisition would allow the Company to leverage its existing business information platform.

Purchase of interests in APC from minority members:  On November 30, 2007, the Company acquired 9.1% of the interests that Trott & Trott held in APC and 2.3% of the interests that Feiwell & Hannoy held in APC for $12.5 million and $3.1 million, respectively, plus transaction costs of $28,000. As a result of this purchase, the Company’s ownership in APC increased from 77.4% to 88.7%, leaving Trott & Trott (now APC Investments) and Feiwell & Hannoy with a minority ownership interest in APC equal to 9.1% and 2.3%, respectively. Of the $15.6 million purchase price, $2.3 million was recorded as a reduction to minority interest, representing 50% of Trott & Trott and Feiwell & Hannoy’s minority interests on November 30, 2007. The balance of $13.4 million was allocated to a customer list, which is being amortized over 13.5 years, representing the weighted average remaining life of the Trott & Trott and Feiwell & Hannoy contracts on that date. The fair value of this customer list was estimated using a discounted cash flow analysis (income approach), prepared by management, assuming a 6% average annual growth rate and a 17.4% weighted average cost of capital.

The following table provides information on the Company’s preliminary purchase price allocation for the 2007 acquisitions, pending finalization of the valuation of specific intangibles. The allocation of the purchase price for the 2007 acquisitions is as follows (in thousands):

	Feiwell &	Venture	APC Minority
	Hannoy	Publications	Interest Purchase	Total

Assets acquired and liabilities assumed at their estimated fair market values:
APC long-term service contract	$15,300	$—	$—	$15,300
Property and equipment	565	33	—	598
Other finite-life intangible assets	—	1,530	13,357	14,887
Goodwill	5,044	1,310	—	6,354
Book value of minority interest purchased	—	—	2,272	2,272
Operating liabilities assumed	(934)	—	—	(934)

Total consideration paid, including direct expenses	$19,975	$2,873	$15,629	$38,477

2006 Acquisitions:

American Processing Company:  On March 14, 2006, the Company purchased a majority interest of APC for (i) $40 million in cash, (ii) transaction costs of approximately $592,000, and (iii) 450,000 shares of the Company’s common stock valued at $0.56 per share. The Company’s common stock value was estimated using a discounted cash flow analysis (income approach). The income approach involves applying appropriate discount rates to estimated cash flows that are based on forecasts of revenues and costs. The significant assumptions underlying the income approach included a 13% discount rate and forecasted revenue growth rate of 4%. APC is in the business of providing mortgage default processing services for law firms.

In conjunction with this acquisition, APC entered into a services agreement with Trott & Trott, a Michigan law firm, that provides for referral of files from the law firm to APC for processing for an initial

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of fifteen years, with such term to be automatically extended for up to two successive ten year periods unless either party elects to terminate the initial or extended term then in effect. Under the agreement, APC is paid a negotiated market rate fixed fee for each file referred by the law firm for processing, with the amount of such fixed fee being based upon the type of file (foreclosure, bankruptcy, eviction or other) and, for 2006, the annual volume of such files. The services agreement allows APC and Trott & Trott to renegotiate these fees every two years, beginning January 2008.

Of the $38.5 million of purchase price in excess of the tangible assets, the Company allocated $31.0 million to the services agreement, which is being amortized over 15 years (the contractual period of the contract) and $7.5 million to goodwill. The value of the services contract was estimated using a discounted cash flow analysis (income approach) prepared by management and assisted by an independent third-party valuation firm assuming a 4% revenue growth and 24% discount rate. The goodwill is tax deductible and was allocated to the Professional Services segment.

Watchman Group:  On October 31, 2006, the Company purchased substantially all of the assets of Happy Sac Investment Co. (the Watchman Group in St. Louis, Missouri) for approximately $3.1 million in cash. The purchase price was allocated as follows: $1.5 million to an advertiser list which is being amortized over eleven years and $1.6 million to goodwill. The assets included court and commercial newspapers in and around the St. Louis metropolitan area. These newspapers have been combined with the Company’s existing newspaper group in Missouri, which is part of the Business Information segment.

Robert A. Tremain:  On November 10, 2006, APC purchased for $3.6 million including transaction costs of $223,000, the mortgage default processing services assets of Robert A. Tremain & Associates Attorney at Law P.C. Of the $3.6 million of acquired intangible assets, the Company allocated $3.3 million to a customer relationship intangible that is being amortized over 14 years and $340,000 to a noncompete agreement that is being amortized over five years. APC entered into the long-term services contract with Robert A. Tremain & Associates on the acquisition date. The service contract provides for the referral of files from the law firm to APC. Trott & Trott subsequently acquired the legal services division of Robert A. Tremain & Associates, at which time the services contract between APC and Robert A. Tremain & Associates was terminated. At that time, any mortgage default processing services APC was to provide to Trott & Trott would be governed by the existing services agreement between APC and Trott & Trott. The value of the customer relationship intangible was estimated using a discounted cash flow analysis (income approach). The significant assumptions underlying the income approach included a 24% discount rate and forecasted revenue growth rate of 5%.

Amounts classified as goodwill represents the underlying inherent value of the businesses not specifically attributable to tangible and finite-life intangible net assets.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides further information on our purchase price allocation for the 2006 acquisitions. The allocation of the purchase price is as follows. (in thousands):

	APC	Other	Total

Assets acquired and liabilities assumed at their fair values:
Current assets	$1,933	$—	$1,933
Property and equipment	3,024	—	3,024
Noncompete agreement	—	340	340
APC long-term service contract	31,000	—	31,000
Other finite-life intangible assets	—	4,795	4,795
Goodwill	7,523	1,557	9,080
Operating liabilities assumed	(2,638)	—	(2,638)

Cash consideration paid, including direct expenses	$40,842	$6,692	$47,534

2005 Acquisitions:

Counsel Press LLC:  On January 20, 2005, the Company purchased substantially all of the assets of Counsel Press LLC and Counsel Press West LLC for approximately $16.2 million, including $393,000 that was incurred and paid in 2006. The only identified finite-life intangible asset was a customer relationship intangible of $5.7 million being amortized over seven years. The assets included appellate printing and consulting service operations in New York City, New York, and several other cities. The goodwill was allocated to the Company’s Professional Services segment.

The Company paid a premium over the fair value of the tangible and identified intangible assets because the Company believed that Counsel Press’ operations would expand the Company’s activities in a profitable legal services business where it already had a presence. The Company also expected that the Counsel Press acquisition would allow it to market Counsel Press through its existing Business Information products aimed at lawyers. The Company also anticipated that it would be able to reduce general and administrative expenses (accounting, human resources and information technology) by consolidating the back office operations of the Company and Counsel Press.

Arizona News Service:  On April 30, 2005, the Company purchased substantially all of the assets of Arizona News Service for $3.6 million. Of the $2.8 million of acquired intangibles, $100,000 was assigned to trade names, $400,000 to an advertising customer list being amortized over five years, $411,000 to a subscriber list being amortized over seven years and $1.9 million to goodwill. The assets included the Arizona Capitol Times, related publishing assets and an online legislative reporting service. The goodwill was allocated to the Company’s Business Information segment.

The Company paid a premium over the fair value of the tangible and identified intangible assets because Arizona News Service represented an attractive newspaper platform with stable cash flows. In addition, the Company expected that this acquisition would allow the Company to leverage its existing business information infrastructure.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides further information on the purchase price for the 2005 acquisitions and the allocation of the purchase price. (in thousands):

		Arizona
	Counsel	News
	Press LLC	Service	Total

Assets acquired and liabilities assumed at their fair values:
Current assets	$2,619	$125	$2,744
Other assets	12	—	12
Property and equipment	300	760	1,060
Finite-life intangible assets	5,707	911	6,618
Goodwill	7,845	1,861	9,706
Operating liabilities assumed	(276)	(92)	(368)

Cash consideration paid, including direct expenses	$16,207	$3,565	$19,772

Pro Forma Information (unaudited):  Actual results of operations of the companies acquired in 2007, 2006 and 2005, are included in the consolidated financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to these acquisitions and the purchase of interests in APC from the Company’s minority partners using the purchase method as if the acquisitions in 2007 occurred on January 1, 2006, and those acquired in 2006 and 2005 occurred on January 1, 2005, respectively. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year. (In thousands, except per share data):

	Pro Forma
	Years Ended December 31,
	2007	2006	2005

Total revenues	$152,960	$132,920	$106,430
Net loss	(53,457)	(20,802)	(7,173)
Net loss per share:
Basic and diluted	(3.37)	(2.23)	(0.77)

Pro forma weighted average shares outstanding, basic and diluted	15,868	9,343	9,295

Note 3.  Investments

Investments consisted of the following at December 31, 2007 and 2006 (in thousands):

	Accounting	Percent	December 31,
	Method	Ownership	2007	2006

Detroit Legal News Publishing, LLC	Equity	35	$17,579	$17,165
GovDelivery, Inc.	Cost	15	900	900

Total			$18,479	$18,065

Detroit Legal News Publishing, LLC:  The Company owns a 35% membership interest of Detroit Legal News Publishing, LLC, or DLNP, which it acquired on November 30, 2005, for $16.8 million, plus direct acquisition costs of approximately $218,000. The Company accounts for this investment using the equity method. The membership operating agreement provides for the Company to receive quarterly distributions based on its ownership percentage.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A $1.0 million holdback and $504,000 additional purchase price were paid in 2006 and were allocated to a customer list intangible asset. These payments resulted from the actual DLNP 2005 net equity value exceeding the estimated net equity value as provided in the purchase agreement. During the twelve months ended December 31, 2007 and 2006, the Company recorded an additional earnout accrual of $600,000 because the actual DLNP EBITDA for those periods exceeded targets of $8.5 million and $8.0 million, respectively. This was accounted for as an increase in the DLNP customer list intangible.

The difference between the Company’s carrying value and its 35% share of the members’ equity of DLNP relates principally to an underlying customer list at DLNP that is being amortized over its estimated economic life through 2015. The fair value of the customer list was estimated using a discounted cash flow analysis (income approach) prepared by management assuming 5% revenue growth, a 3% cost increase and a 24% discount rate.

The following table summarizes certain key information relative to the Company’s investment in DLNP as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	As of December 31,
	2007	2006

Carrying value of investment	$17,579	$17,165
Underlying finite-lived customer list, net of amortization	11,937	12,483

	Years Ended December 31,
	2007	2006	2005

Equity in earnings of DLNP, net of amortization of customer list	$5,414	$2,736	$287
Distributions received	5,600	3,500	—
Amortization expense	1,459	1,503	—

According to the terms of the membership operating agreement, any DLNP member may, at any time after November 30, 2011, exercise a “buy-sell” provision, as defined, by declaring a value for DLNP as a whole. If this were to occur, each of the remaining members must decide whether it is a buyer of that member’s interest or a seller of its own interest at the declared stated value.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DLNP publishes one daily and nine weekly court and commercial newspapers located in southeastern Michigan. Summarized financial information for DLNP as of and for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	As of and for the
	Years Ended December 31,
	2007	2006	2005

Current assets	$12,984	$9,490	$7,943
Noncurrent assets	5,646	4,596	3,104

Total assets	$18,630	$14,086	$11,047

Current liabilities	$2,509	$1,602	$673
Members’ equity	16,121	12,484	10,374

Total liabilities and members’ equity	$18,630	$14,086	$11,047

Revenues	$38,382	$27,724	$19,420
Cost of revenues	12,402	9,899	7,800

Gross profit	25,980	17,825	11,620
Selling, general and administrative expenses	6,276	5,673	4,477

Operating income	19,704	12,152	7,143
Interest income, net	61	63	68
Local income tax	(128)	(105)	(23)

Net income	$19,637	$12,110	$7,188

Company’s 35% share of net income	$6,873	$4,239	$287
Less amortization of intangible assets	1,459	1,503	—

Equity in earnings of DLNP, LLC	$5,414	$2,736	$287

Estimated future intangible asset amortization expense in connection with the DLNP membership interest as of December 31, 2007, is as follows (in thousands):

For the year ending December 31,

2008	$1,508
2009	1,508
2010	1,508
2011	1,508
2012	1,508
Thereafter	4,397

Total	$11,937

GovDelivery, Inc.: In addition to the Company’s 15% ownership of GovDelivery, James P. Dolan, the Company’s President and Chief Executive Officer personally owns 50,000 shares of GovDelivery, Inc. and was a member of its Board of Directors at December 31, 2007. The investment in GovDelivery is accounted for using the cost method of accounting.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.  Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Lives (Years)	2007	2006

Land	N/A	$305	$305
Buildings	30	2,151	2,115
Computers	2 - 3	4,899	3,017
Machinery and equipment	3 - 10	1,441	1,224
Leasehold improvements	3 - 8	3,677	1,234
Furniture and fixtures	3 - 7	3,877	2,443
Vehicles	4	47	40
Construction in progress	N/A	276	—
Software	2 - 5	5,219	3,429

		21,892	13,807
Accumulated depreciation and amortization		(8,826)	(5,577)

		$13,066	$8,230

Note 5.  Goodwill and Finite-life Intangible Assets

Goodwill:  Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to acquired tangible and identified intangibles assets and assumed liabilities. Identified intangible assets represent assets that lack physical substance but can be distinguished from goodwill.

The following table represents the balances as of December 31, 2007, 2006, and 2005, and changes in goodwill by segment for the years ended December 31, 2007 and 2006 (in thousands):

	Business	Professional
	Information	Services	Total

Balance as of December 31, 2005	$55,785	$7,747	$63,532
Arizona News Service	(20)	—	(20)
Counsel Press	—	98	98
American Processing Company LLC	—	7,523	7,523
Watchman	1,557	—	1,557

Balance as of December 31, 2006	57,322	15,368	72,690
Feiwell & Hannoy P.C.	—	5,044	5,044
Venture Publications, Inc.	1,310	—	1,310

Balance as of December 31, 2007	$58,632	$20,412	$79,044

The 2006 reduction in the Arizona News Service goodwill is the adjustment of previously estimated accrued professional fees that were not incurred. The increase in Counsel Press in 2006 goodwill is comprised of an earnout amount of $380,000 and additional acquisition costs of $13,000, partially offset by a change in the original asset fair value estimate of $295,000. The earnout amount was payable upon Counsel Press achieving a targeted $12 million revenue threshold for the twelve months ended January 31, 2006.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-Life Intangible Assets:  The following table summarizes the components of finite-life intangible assets as of December 31, 2007 and 2006 (in thousands except amortization periods):

		As of December 31, 2007			As of December 31, 2006
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Mastheads and trade names	30	$11,298	$(1,401)	$9,897	$10,498	$(1,031)	$9,467
Advertising customer lists	5-11	13,441	(4,736)	8,705	12,811	(3,484)	9,327
Subscriber customer lists	7-14	7,311	(1,959)	5,352	7,211	(1,395)	5,816
Professional services customer lists	7	6,982	(2,674)	4,308	6,982	(1,676)	5,306
Noncompete agreements	5	750	(182)	568	750	(32)	718
APC long-term service contract	15	46,300	(4,810)	41,490	31,000	(1,722)	29,278
APC customer list	14	13,357	(82)	13,275	—	—	—
Customer relationship	14	3,283	(267)	3,016	3,283	(38)	3,245
SunWel contract	7	2,821	(486)	2,335	2,821	(97)	2,724
Exhibitor customer list	1	404	(404)	—	—	—	—

Total intangibles		$105,947	$(17,001)	$88,946	$75,356	$(9,475)	$65,881

Total amortization expense for finite-life intangible assets for the years ended December 31, 2007, 2006, and 2005 was approximately $7.5 million, $5.2 million and $3.2 million, respectively.

Estimated annual future intangible asset amortization expense as of December 31, 2007, is as follows (in thousands):

2008	$8,066
2009	8,066
2010	8,012
2011	7,954
2012	6,981
Thereafter	49,867

Total	$88,946

Each of the following transactions was evaluated under Emerging Issues Task Force Issue 98-3, “Determining whether a Nonmonetary Transaction involves Receipt of Productive Assets or of a Business” (EITF 98-3) and management concluded these were not businesses.

Sunday Welcome:  On October 10, 2006, the Company acquired the assets of Sunday Welcome for $3.0 million. Sunday Welcome was responsible for initiating and managing the publishing of substantially all public notices for the Company’s court and commercial newspaper in Portland, Oregon. Prior to the acquisition, the Company was required to share the revenue earned from these public notices with Sunday Welcome. The Company allocated $2.8 million to a customer relationship intangible asset that is being amortized over its expected life of seven years and $210,000 to a non-compete agreement being amortized over five years. The value of the customer relationship intangible asset was estimated using the Income Approach: Discounted Cash Flow Method. The significant assumptions underlying the income approach included a 24% discount rate and forecasted revenue growth rate of 5%. In addition, the Company may be obligated to pay a contingent amount of up to $500,000 in 2008 if certain revenue targets are attained in each of 2007 and 2008.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Reporter Company Printers and Publishers Inc.:  On October 11, 2006, the Company purchased the appellate services assets of The Reporter Company Printers and Publishers Inc. for approximately $1.5 million. The assets included customer lists valued at $1.3 million that are being amortized over seven years and $200,000 allocated to a non-compete agreement being amortized over five years. In addition, the Company may be obligated to pay a contingent amount of up to $250,000 if certain revenue targets are attained for the two year period following the closing.

dmg world media (USA) Inc.:  On January 8, 2007, the Company purchased certain assets of the seller which relate to the operation of a consumer home-related show under the name “Tulsa House Beautiful” for approximately $404,000. The assets consisted of an exhibitor list valued at $404,000 that is being amortized over one year.

Note 6.  Long-Term Debt, Capital Lease Obligation

At December 31, 2007 and 2006, long-term debt consisted of the following (in thousands):

	December 31,
	2007	2006

Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$48,750	$79,750
Senior variable-rate revolving note	9,000	—

Total senior secured debt	57,750	79,750
Unsecured note payable	3,290	—
Capital lease obligations	10	41

	61,050	79,791
Less current portion	4,749	7,031

Long-term debt, less current portion	$56,301	$72,760

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

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 7, 2007, the Company used $30.0 million of net proceeds from its initial public offering to repay a portion of the outstanding principal balance of the variable term loans outstanding under the original credit facility. The original credit facility, as amended, provided for a term loan facility in an aggregate amount of approximately $86.1 million with a final maturity date of December 31, 2012 and a revolving credit facility in an aggregate amount of up to $15.0 million with a final maturity date of December 31, 2008. On August 8, 2007, the Company and U.S. Bank amended and restated the credit agreement, creating the new (and now-existing) credit facility as set forth in the Second Amended and Restated Credit Agreement. The remaining balance of the variable term loans and outstanding revolving loans under the new (and now-existing) credit facility was converted to $50.0 million of term loans and $9.1 million of revolving loans under the new (and now-existing) credit facility. At December 31, 2007, the Company had net unused available capacity of approximately $136 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility. The Company expects to use the remaining availability under this credit facility for working capital, potential acquisitions, and other general corporate purposes.

The credit facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its subsidiaries, including a pledge of all of the stock of such subsidiaries except for the minority interests in APC, which are owned by Trott & Trott and Feiwell & Hannoy. See Note 11 for information regarding the minority interest in APC. Borrowings under the credit facility accrue interest, at the Company’s option, based on the prime rate or LIBOR plus a margin that fluctuates on the basis of the ratio of the Company’s total liabilities to the Company’s pro forma EBITDA. The margin on the prime rate loans may fluctuate from 0% to 0.5% and the margin on the LIBOR loans may fluctuate between 1.5% and 2.5%. If the Company elects to have interest accrue (i) based on the prime rate, then such interest is due and payable on the last day of each month, or (ii) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that the Company elected, provided that if the applicable interest period is longer than three months, interest will be due and payable in three month intervals.

At December 31, 2007, the weighted-average interest rate on the senior term note was 6.3%. The Company is also required to pay customary fees with respect to the credit facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the revolving portion of its credit facility.

The credit facility includes negative covenants, including restrictions on the Company’s and its consolidated subsidiaries’ ability to incur debt, grant liens, consummate certain acquisitions, mergers, consolidations and sales of all or substantially all of its assets, pay dividends, redeem or repurchase shares, or make other payments in respect of capital stock to its stockholders. The credit facility contains customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. The credit facility also requires that, as of the last day of any fiscal quarter, the Company and its consolidated subsidiaries not permit their senior leverage ratio to be more that 4.5 to 1.00 and fixed charge coverage ratio to be not less than 1.20 to 1.0. Additionally, if the Company receives proceeds from the future sale of its securities, the Company is required to prepay to U.S. Bank fifty percent of such cash proceeds (net of cash expenses paid in connection with such sale) in payment of any then-outstanding debt.

Unsecured Note Payable:  On January 8, 2007, in connection with the acquisition of Feiwell & Hannoy’s mortgage default processing services business and as partial payment of the purchase price, APC issued a non-interest bearing promissory note in favor of Feiwell & Hannoy in the principal amount of

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.5 million (discounted at 13%). The note is payable in two equal annual installments of $1.75 million beginning January 9, 2008. The Company has guaranteed APC’s payment obligations under this Note.

Approximate future maturities of total debt are as follows (in thousands):

2008	$4,749
2009	5,550
2010	5,250
2011	7,250
2012 and thereafter	38,251

Total	$61,050

Note 7.  Common and Preferred Stock

Authorized Shares and Stock Split:  In connection with its initial public offering, the Company (i) amended and restated its certificate of incorporation to increase the number of authorized shares of common stock from 2,000,000 to 70,000,000 and preferred stock from 1,000,000 to 5,000,000 and (ii) effected a 9 for 1 stock split of the Company’s outstanding shares of common stock through a dividend of 8 shares of common stock for each share of common stock outstanding immediately prior to the consummation of the initial public offering. The Company’s board of directors approved the increase in authorized shares on June 22, 2007 and the stock split on July 10, 2007. All share and per share amounts in these consolidated financial statements and notes have been adjusted retroactively for all periods presented to reflect the foregoing.

Accordingly, as of December 31, 2007, the Company had authorized 70,000,000 shares of common stock and 5,000,000 shares of preferred stock. On December 31, 2007, there were no shares of preferred stock issued and outstanding and 25,088,718 shares of common stock outstanding. On August 7, 2007, the Company completed its initial public offering of 10,500,000 shares of common stock (exclusive of 2,956,522 shares sold by selling stockholders and 2,018,478 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from certain selling stockholders) at a price of $14.50 per share, raising approximately $137.4 million, which is net of the underwriters’ discount of $10.5 million and other offering costs of approximately $4.3 million.

Prior to the consummation of its initial public offering, the Company’s preferred stock was divided into three classes as follows:

Series A preferred stock:  The Company’s series A preferred stock ($28,700,000 at issuance) was issued in July 2003 in conjunction with the Company’s formation. Prior to the consummation of the initial public offering, there were 287,000 shares of series A preferred stock issued and outstanding. The series A preferred stock ranked senior to the common stock. The series A preferred stock was nonvoting and was entitled to an accrued dividend of 6% of the original issue price per share plus accumulated unpaid dividends, compounded annually, from the date of issuance. Cumulative unpaid dividends of approximately $2.0 million for the year ended December 31, 2006, were added to the Series A preferred stock balance on the face of the consolidated balance sheet. The series A preferred stock was subject to mandatory redemption at $100 per share, plus accumulated dividends on July 31, 2010. The Company used the proceeds of its initial public offering to redeem all issued shares of series A preferred stock as further described below under “Redemption of Preferred Stock.”

Series B preferred stock:  Prior to the initial public offering, there were no shares of series B preferred stock issued and outstanding. The series B preferred stock was entitled to a cumulative dividend at an annual rate of 6% of the original issue price per share plus accumulated unpaid dividends, compounded quarterly

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(which was increased to 8% effective March 2006 and subsequently reduced to 6% in July 2007), from the date of issuance.

Series C preferred stock:  The Company’s series C preferred stock was issued in September and November 2004 in conjunction with its acquisition of Lawyers Weekly, Inc. and related refinancing. Prior to the consummation of the initial public offering, there were 38,132 shares of series C preferred stock issued and outstanding. In connection with the issuance of the series C preferred stock, the Company sold each share of series C preferred stock for $1,000, raising approximately $38,132,000. The series C preferred stock ranked senior to the series A preferred stock and the common stock. The series C preferred stock voted as if converted into common stock. The series C preferred stock was subject to mandatory redemption of $1,000 per share plus accumulated dividends on July 31, 2010. In addition to the mandatory redemption, each share of series C preferred stock was entitled to convert into (i) one share of $1,000 redemption value series B cumulative redeemable shares, (ii) approximately 5 shares of series A preferred stock at December 31, 2007, and (iii) approximately 135 shares of common stock. The series C preferred stock was entitled to a cumulative dividend at an annual rate of 6% of the original issue price per share plus accumulated unpaid dividends, compounded quarterly (which was increased to 8% effective March 2006 and subsequently reduced to 6% in July 2007), from the date of issuance. The Company recorded the reduction in the dividend as a $2.8 million decrease in non-cash interest expense related to redeemable preferred stock in the year ended December 31, 2007.

The series C preferred stock had been accounted for at fair value under SFAS No. 150 because it had a stated redemption date. In addition, although the series C preferred stock was convertible into other shares, the shares into which the series C preferred stock was convertible also had the same mandatory redemption date, except for the common shares. However on the issuance date of the series C preferred stock, the common stock portion of the conversion feature was considered to be a non-substantive feature and therefore disregarded in the mandatorily redeemable determination. The estimated fair value of the series C preferred stock was affected by the fair value of such common stock. Accordingly, the increase or decrease in the fair value of this security had been recorded as either an increase or decrease in interest expense at each reporting period. During the years ended December 31, 2007 and 2006, respectively, the Company recorded the related dividend accretion for the change in fair value of the series C preferred stock in the amounts of $64.9 million and $26.5 million, respectively, as interest expense. The interest expense recorded by the Company for the dividend accretion for the change in fair value of its series C preferred stock for 2007 was for the period up to August 7, 2007, the date on which all shares of series C preferred stock were converted into shares of series A preferred stock, series B preferred stock and common stock and on which the Company redeemed all shares of series A preferred stock and series B preferred stock, including those issued upon conversion of the series C preferred stock. Given the absence of an active market for the Company’s common stock, the Company conducted a contemporaneous valuation analysis to help it estimate the fair value of the Company’s common stock that was used to value the conversion option for the 2005, 2006 and first quarter of 2007 periods. A variety of objective and subjective factors were considered to estimate the fair value of the common stock. Factors considered included contemporaneous valuation analysis using the income and market approaches, the likelihood of achieving and the timing of a liquidity event, such as an initial public offering or sale of the Company, the cash flow and EBITDA-based trading multiples of comparable companies, including the Company’s competitors and other similar publicly-traded companies, and the results of operations, market conditions, competitive position and the stock performance of these companies. In particular, the Company used the current value method to determine the estimated fair value of its securities by allocating its enterprise value among its different classes of securities. The Company considered such method more applicable than the probability weighted expected return method because of the terms of its redeemable preferred stock.

During the second quarter of 2007, the Company used the initial public offering price of $14.50 per share as the fair value of its common stock to determine the fair value of the series C preferred stock and to calculate the non-cash interest expense related to redeemable preferred stock. The series C preferred stock had

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been recorded on the balance sheet net of unaccreted issuance costs of $479,000 at December 31, 2006. During 2007, the Company wrote off all unaccreted issuance costs of $412,000 as all shares of series C preferred stock (including all accrued and unpaid dividends) were converted into shares of series A preferred stock, series B preferred stock and an aggregate of 5,093,155 shares of common stock in connection with the Company’s initial public offering.

Redemption of Preferred Stock.  On August 7, 2007, the Company used $101.1 million of the net proceeds of the initial public offering to redeem all of the outstanding shares of series A preferred stock (including all accrued and unpaid dividends and shares issued upon conversion of the series C preferred stock) and series B preferred stock (including shares issued upon conversion of the series C preferred stock). As a result of the redemption, there are no shares of preferred stock issued and outstanding as of December 31, 2007. The Company has not recorded any non-cash interest expense related to its preferred stock for the period after this redemption on August 7, 2007.

Note 8.  Employee Benefit Plans

The Company sponsors a defined contribution plan for substantially all employees. Company contributions to the plan are based on a percentage of employee contributions. The Company’s cost of the plan was approximately $992,000, $801,000, and $581,000 in 2007, 2006, and 2005, respectively.

Note 9.  Leases

The Company leases office space and equipment under certain noncancelable operating leases that expire in various years through 2017. Rent expense under operating leases in 2007, 2006 and 2005 was approximately $4.3 million, $4.0 million, and $2.8 million, respectively. Our wholly-owned subsidiary, Lawyers Weekly Inc., and APC sublease office space from Trott & Trott, in a building owned by a partnership, NW13 LLC, a majority of which is owned by David A. Trott (See Note 11 and our proxy statement for a description of related party relationships).

Approximate future minimum lease payments under noncancelable operating leases are as follows (in thousands):

	NW13	Other	Total

Year ending December 31:
2008	$333	$3,486	$3,819
2009	343	3,294	3,637
2010	357	2,822	3,179
2011	365	2,439	2,804
2012	92	1,433	1,525
Thereafter	—	4,225	4,225

	$1,490	$17,699	$19,189

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.  Income Taxes

Components of the provision for income taxes at December 31, 2007, 2006 and 2005 are as follows (in thousands):

	December 31,
	2007	2006	2005

Current federal income tax expense	$6,657	$3,826	$613
Current state and local income tax expense	954	458	197
Deferred income tax	252	690	1,066

	7,863	4,974	1,876
Tax benefit allocated to discontinued operations	—	—	560

	$7,863	$4,974	$2,436

The following is a summary of the deferred tax components as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Accruals	$257	$221
Allowance for doubtful accounts	505	393
Interest rate swap	482	—
Deferred rent	518	124
Depreciation	419	308
Stock Compensation	298	—
Other	222	145

	2,701	1,191

Deferred tax liabilities:
Amortization and intangible assets	(4,579)	(4,750)
Interest rate swap	—	(7)
Partnership investments	(1,897)	—
Prepaid Expenses	(359)	(316)

	(6,835)	(5,073)

Net deferred tax liabilities	$(4,134)	$(3,882)

The components giving rise to the net deferred income tax liabilities described above have been included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2007	2006

Current assets	$259	$152
Long-term liabilities	(4,393)	(4,034)

Net deferred tax liabilities	$(4,134)	$(3,882)

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total tax expense differs from the expected tax expense (benefit) from continuing operations, computed by applying the federal statutory rate to the Company’s pretax loss, as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Tax benefit at statutory federal income tax rate	$(16,160)	$(5,232)	$(1,112)
State income tax benefit, net of federal effect	596	(498)	(130)
Non-deductible interest expense on preferred stock	23,146	10,632	3,604
Other permanent items	166	(10)	74
Other discrete items including rate change and state benefits	115	82	—

	$7,863	$4,974	$2,436

As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $197,000 of gross unrecognized tax benefits, or $153,000 of unrecognized tax benefits, including interest and net of federal benefit. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (In thousands):

Unrecognized tax benefits balance at January 1, 2007	$197
Increase for tax positions taken in the current year	75
Lapse of the statute of limitations	(10)

Unrecognized tax benefits balance at December 31, 2007	$262

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $171,000 as of December 31, 2007.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in the statement of income. As of January 1, 2007 and December 31, 2007, the Company had approximately $36,000 and $38,000 of accrued interest related to uncertain tax positions, respectively.

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. Insignificant amounts of interest expenses will continue to accrue.

The Company is subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Currently, the Company is not under examination in any jurisdiction. For federal purposes, tax years 2000 — 2007 remain open to examination as a result of earlier net operating losses being utilized in recent years. The statute of limitations remains open on the earlier years for three years subsequent to the utilization of net operation losses. For state purposes, the statute of limitations remains open in a similar manner for states in which our operations have generated net operating losses.

Note 11.  Major Customers and Related Parties

As of December 31, 2007, APC, the Company’s majority owned subsidiary, had only two mortgage default processing services customers, Trott & Trott and Feiwell & Hannoy. Trott & Trott is a related party and both Trott & Trott and Feiwell & Hannoy owned an interest in APC at December 31, 2007. The Company has fifteen-year service contracts with Trott & Trott and Feiwell & Hannoy, expiring in 2021 and 2022, respectively, which renew automatically for up to two successive ten year periods unless either party elects to terminate the term then in effect, upon prior written notice. Trott & Trott and Feiwell & Hannoy pay

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

APC monthly for its services. Revenues and accounts receivables from services provided to Trott & Trott and Feiwell & Hannoy were as follows (in thousands):

	Trott & Trott	Feiwell & Hannoy

As of and for the year ended December 31, 2006
Revenues	$24,683	$—
Accounts receivable	$2,906	$—
As of and for the year ended December 31, 2007
Revenues	$39,780	$12,120
Accounts receivable	$3,486	$2,258

David A. Trott, president of APC, is also the managing attorney of Trott & Trott and owns a majority of Trott & Trott. Until February 2008, Trott & Trott owned a 9.1% interest in APC, when it assigned its interest in APC to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including Mr. Trott and APC’s two executive vice presidents in Michigan. Together, these three individuals own 98% of APC Investments. During 2007, APC also paid approximately $38,000 and $345,000, to Net Director, LLC & American Serving Corporation, respectively, in which Mr. Trott has a 11.1% and 50% ownership interest, respectively.

Feiwell & Hannoy owns a 2.3% membership interest in APC, and Michael J. Feiwell and Douglas J. Hannoy, senior executives of APC, are the sole shareholders and the principal attorneys of Feiwell & Hannoy.

See Note 2 for a discussion of the payments made to Trott & Trott and Feiwell & Hannoy in connection with our repurchase of a minority interest in APC from each of them on November 30, 2007.

Several of the Company’s executive officers and current or recent members of its board of directors, their immediate family members and affiliated entities, held shares of the Company’s series A preferred stock and series C preferred stock prior to the Company’s initial public offering. These individuals, entities and funds owned approximately 90% of the Company’s series A preferred stock and 99% of its series C preferred stock and received an aggregate of $97.3 million and 5,079,961 shares of our common stock upon consummation of the redemption.

Note 12.  Reportable Segments

The Company’s two reportable segments consist of its Business Information Division and its Professional Services Division. Reportable segments were determined based on the types of products sold and services performed. The Business Information Division provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information Division generates revenues from display and classified advertising, public notices, circulation (primarily consisting of subscriptions) and sales from commercial printing and database information. The Professional Services Division comprises two operating units providing support to the legal market. These are Counsel Press, LLC, which provides appellate services, and American Processing Company (APC), which provides mortgage default processing services. Both of these operating units generate revenues through fee-based arrangements. In addition, certain administrative activities are reported and allocated as part of corporate-level expenses.

Information as to the operations of our two segments as presented to and reviewed by the Company’s chief operating decision maker, who is its Chief Executive Officer, is set forth below. The accounting policies of each of the Company’s segments are the same as those described in the summary of significant accounting policies (see Note 1). Segment assets or other balance sheet information is not presented to the Company’s chief operating decision maker. Accordingly, the Company has not presented information relating to segment assets. Furthermore, all of the Company’s revenues are generated in the United States. Unallocated corporate

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level expenses, which include costs related to the administrative functions performed in a centralized manner and not attributable to particular segments (e.g., executive compensation expense, accounting, human resources and information technology support), are reported in the reconciliation of the segment totals to related consolidated totals as “Corporate” items. There have been no significant intersegment transactions for the periods reported.

These segments reflect the manner in which the Company sells its products to the marketplace and the manner in which it manages its operations and makes business decisions.

Reportable Segments
Years Ended December 31, 2007, 2006, and 2005

	Business	Professional
	Information	Services	Corporate	Total
	(In thousands)

2007
Revenues	$84,974	$67,015	$—	$151,989
Operating expenses	63,386	40,664	9,780	113,830
Amortization and depreciation	4,436	6,442	520	11,398
Equity in Earnings of DLNP, LLC	5,414	—	—	5,414

Operating income (loss)	$22,566	$19,909	$(10,300)	$32,175

2006
Revenues	$73,831	$37,812	$—	$111,643
Operating expenses	57,317	23,315	4,481	85,113
Amortization and depreciation	3,742	3,550	306	7,598
Equity in Earnings of DLNP, LLC	2,736	—	—	2,736

Operating income (loss)	$15,508	$10,947	$(4,787)	$21,668

2005
Revenues	$66,726	$11,133	$—	$77,859
Operating expenses	54,090	7,921	2,782	64,793
Amortization and depreciation	3,592	903	258	4,753
Equity in Earnings of DLNP, LLC	287	—	—	287

Operating income (loss)	$9,331	$2,309	$(3,040)	$8,600

Note 13.  Share-Based Compensation

The Company’s Board of Directors approved the adoption of the 2006 Equity Incentive Plan in October 2006 and the Company’s stockholders subsequently ratified this plan. This plan permitted the granting of incentive stock options and nonqualified options to non-employee directors, executive officers, employees and consultants. It also authorized the granting of awards in the forms of stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, substitute award, or dividend equivalent. On June 22, 2007, the Board of Directors adopted the 2007 Incentive Compensation Plan, which restated and amended the 2006 Equity Incentive Plan in it is entirety, and was subsequently adopted, on July 9, 2007, by stockholders holding the requisite number of shares of the Company’s capital stock entitled to vote. Under this plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, substitute awards and dividend awards to employees of the

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company, non-employee directors of the Company or consultants engaged by the Company. At December 31, 2007, there were 1,535,770 shares available for future grants under this plan.

Also on June 22, 2007, the Board adopted the Dolan Media Company Employee Stock Purchase Plan, which was approved by the stockholders holding the required number of shares of the Company’s capital stock entitled to vote on July 9, 2007. The Employee Stock Purchase Plan allows the employees of the Company and its subsidiary corporations to purchase shares of the Company’s common stock through payroll deductions. The Company has not yet determined when it will make the benefits under this plan available to employees. The Company has reserved 900,000 shares of its common stock for issuance under this plan and there are no shares issued and outstanding under this plan.

Total share-based compensation expense for years ended December 31, 2007 and 2006, was approximately $970,000 and $52,000, respectively, before income taxes.

Stock Options.  During 2007 and 2006, the Company applied SFAS 123(R), which requires compensation cost relating to share-based payment transactions be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. SFAS No. 123(R) does not specify a preference for a type of valuation model to be used when measuring fair value of share-based payments, and the Company uses the Black-Scholes option pricing model in deriving the fair value estimates of such awards. All inputs into the Black-Scholes model are estimates made at the time of grant. The Company used the SAB 107 simplified method to determine the expected life of options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company also made assumptions with respect to expected stock price volatility based on the average historical volatility of a select peer group of similar companies. Forfeitures of share-based awards are estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipients.

The incentive stock options issued in 2006 were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options vest and become exercisable over a three-year period, with a quarter of the options vesting on the date of grant and an additional one-quarter of the options vesting on the first, second and third anniversary of the date of grant. At December 31, 2007, there were 63,000 options vested under this plan. There were no options available for grant under this plan as of December 31, 2007 as the plan had been amended and restated in its entirety in July 2007, as the 2007 Incentive Compensation Plan. In the event of a change in control, unless otherwise provided in an award agreement, awards shall become vested and all restrictions lapse.

The non-qualified stock options issued in 2007 were issued to executive officers, management employees and non-employee directors under the 2007 Incentive Compensation Plan. The options issued under this plan generally vest in four equal annual installments commencing on the first anniversary of the grant date. The options expire seven years after the grant date. No options granted under this plan are vested.

Share-based compensation expense for the options under SFAS 123(R) for the years ended December 31, 2007 and 2006, was approximately $469,000 and $52,000, respectively, before income taxes.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions were used to estimate the fair value of stock options granted during the years ended December 31, 2007 and 2006:

	2007	2006

Dividend yield	0.0%	0.0%
Expected volatility	28%	55%
Risk free interest rate	3.39 - 4.60%	4.75%
Expected term of options	4.75 years	7 years
Weighted average grant date fair value	$4.76	$1.35

The following table represents stock option activity for the year ended December 31, 2007:

				Weighted Average
		Weighted Average		Remaining
	Number of	Grant Date Fair	Weighted Average	Contractual Life
	Shares	Value	Exercise Price	(in Years)

Outstanding options at December 31, 2006	126,000	$1.35	$2.22	9.79
Granted	881,398	4.76	14.60	6.60
Exercised	—	—	—	—
Canceled or forfeited	(14,731)	4.73	14.50	—

Outstanding options at December 31, 2007	992,667	$4.32	13.03	6.87

Options exercisable at December 31, 2007	63,000	$1.35	2.22	8.79

At December 31, 2007, the aggregate intrinsic value of options outstanding was approximately $16.0 million, and the aggregate intrinsic value of options exercisable was approximately $1.7 million. At December 31, 2007, there was approximately $3.8 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 3.36 years.

Restricted Stock Grants.  The restricted shares issued to non-executive management employees will vest in four equal annual installments commencing on the first anniversary of the grant date and the restricted shares issued to non-management employees will vest in five equal installments commencing on the date of grant and each of the four anniversaries of the grant date. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period.

A summary of the status of our nonvested restricted stock as of December 31, 2007, was as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value

Nonvested, December 31, 2006	—	$—
Granted	196,519	14.64
Vested	(18,774)	14.50
Canceled or forfeited	(24,956)	14.50

Nonvested, December 31, 2007	152,789	$14.54

Share-based compensation expense related to grants of restricted stock for the years ended December 31, 2007 and 2006, was approximately $501,000 and $0, respectively, before income taxes. Total unrecognized

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense for unvested restricted shares of common stock as of December 31, 2007 was approximately $2.0 million, which is expected to be recognized over a weighted average period of 3.59 years.

Note 14.  Contingencies and Commitments

Litigation:  From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. Although the outcome of these matters cannot presently be determined, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Employment Agreements:  In June 2007, the Company entered into employment agreements that provide three executive officers with the following severance payments in the event the Company terminates such officers without cause or if the executive officer terminates the agreement for good reason. Each of the Company’s President and Chief Executive Officer, Executive Vice President and Chief Financial Officer and Executive Vice President-Business Information is entitled to receive 12 months of base salary, a pro-rated portion of the annual bonus that would have been payable to him had he remained employed by the Company for the entire fiscal year, and medical and dental benefits for him and his covered dependents for 18 months following his respective termination. In March 2006, APC entered into an employment agreement with David A. Trott, the President of APC, whereby Mr. Trott is entitled to receive a severance amount of (1) his base salary for the remaining term, if the agreement is terminated before March 14, 2008, and (2) a monthly severance of $21,667 payable for twelve months beginning on the later of April 30, 2008 or the last day of the month following the termination date. In addition, upon termination of Mr. Trott’s employment, the Company must provide him with medical insurance for 12 months following his termination date.

APC:  Under the terms of APC’s second amended and restated operating agreement, the Company is required to distribute APC’s earnings before interest, taxes, depreciation and amortization, less debt service with respect to any indebtedness of APC, capital expenditures and working capital reserves to each of APC’s members on a monthly basis. The distributions are made pro-rata in relation to the common membership interests each member owns. In addition, each of the minority members has the right, for a period of six months following August 7, 2009, to require APC to repurchase all or any portion of the APC membership interest held by them. The purchase price would be based upon 6.25 times APC’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for APC as of the date the repurchase occurs. The aggregate purchase price would be payable by APC in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.

Note 15.  Discontinued Operations

The Company was previously engaged in the business of in-bound and out-bound teleservices. On September 6, 2005, the Company sold the telemarketing operations to management personnel of this operating unit in return for an $850,000 noninterest-bearing note, the assumption of certain operating liabilities and long-term leases, and an earnout based on future performance of the business.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The loss on discontinued operations was determined as follows (in thousands):

2005

Revenue of discontinued operations	$3,671

Note receivable	$850
Discount on note receivable for time value of money and risk	(417)
Net carrying value of assets sold	(1,949)
Operating liabilities assumed by buyer	91
Reserve for remaining lease payments	(378)
Professional fees incurred in connection with sale	(19)

Loss on disposal of telemarketing business unit	(1,822)
Loss from telemarketing operations	(500)
Income tax benefit	560

Loss on discontinued operations, net of tax	$(1,762)

Note 16.  Selected Quarterly Financial Data (unaudited)

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes.

Quarterly Financial Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Unaudited)
	(in thousands)

2007
Revenues	$35,695	$37,055	$38,324	$40,915	$151,989
Operating income	$8,239	$7,632	$8,303	$8,001	$32,175
Net income (loss)	$(27,786)	$(21,858)	$(7,515)	$3,125	$(54,034)
Basic earnings (loss) per share	$(2.98)	$(2.34)	$(0.38)	$0.13	$(3.41)
Diluted earnings (loss) per share	$(2.98)	$(2.34)	$(0.38)	$0.12	$(3.41)

2006
Revenues	$22,714	$27,904	$28,780	$32,245	$111,643
Operating income	$3,961	$5,617	$7,040	$5,050	$21,668
Net loss	$(1,051)	$(8,403)	$(7,522)	$(3,333)	$(20,309)
Basic loss per share	$(0.12)	$(0.90)	$(0.81)	$(0.36)	$(2.19)
Diluted loss per share	$(0.12)	$(0.90)	$(0.81)	$(0.36)	$(2.19)

The Company acquired a majority interest in American Processing Company, LLC in the first quarter of 2006 and added to the mortgage default processing operations of APC with the acquisition of the mortgage default processing services business of Feiwell & Hannoy in the first quarter of 2007. In the third quarter of 2007, the Company completed its initial public offering and converted all outstanding shares of series C preferred stock into shares of common stock, series A preferred stock and series B preferred stock. Also, during the third quarter, the Company redeemed all outstanding shares of preferred stock, including shares issued upon the conversion of its series C preferred stock. As a result of the conversion and redemption, the Company has not recorded non-cash interest expense since August 7, 2007 and does not expect to record non-cash interest expense in future periods. In the fourth quarter of 2008, the Company also acquired 11.3% of the

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding membership interests of APC from its minority members, increasing its ownership in APC to 88.7% at December 31, 2007.

Note 17.  Subsequent Events

Mecklenburg Times.  On February 13, 2008, the Company acquired the assets of Legal and Business Publishers, Inc., which include Mecklenburg Times, an 84-year old court and commercial publication located in Charlotte, North Carolina, and electronic products, including www.mecktimes.com and www.mecklenburgtimes.com. The Mecklenburg Times serves Mecklenburg County, North Carolina and is also qualified as a legal newspaper in Union County, North Carolina. The Company paid $2.8 million in cash for the assets. Under the terms of its agreement with Legal and Business Publishers, the Company is obligated to pay the sellers an additional $500,000 ninety days after the closing of the transaction and may be obligated to pay an additional $500,000 in cash after the first anniversary of the closing. The amount of this additional cash payment is based upon the revenues the Company will earn from the assets during the one-year period following the closing of this acquisition.

Wilford & Geske.  On February 22, 2008, APC acquired the mortgage default processing services business of the Minnesota law firm, Wilford & Geske. APC acquired these assets for $13.5 million cash. APC may be obligated to pay up to an additional $2.0 million in purchase price depending upon the adjusted EBITDA for this business during the twelve months ending March 31, 2009. At the same time, APC also entered an exclusive services agreement with Wilford & Geske for the referral of mortgage default, foreclosure, bankruptcy, eviction, litigation and other mortgage default related files to APC for processing. The services agreement is for an initial term of 15 years, which will automatically renew for two additional ten year periods, unless either party elects to terminate the initial term or the renewal term then-in-effect with prior notice.

In connection with the acquisition of mortgage default processing assets of Wilford & Geske in February, 2008, APC made a capital call. Feiwell & Hannoy declined to participate in the capital call. The Company contributed Feiwell & Hannoy’s share of the capital call and, as a result, its interest in APC increased to 88.9% and Feiwell & Hannoy’s decreased to 2.0% of the outstanding membership interests of APC. Also, in connection with this acquisition and the acquisition of the Mecklenburg Times, the Company drew down $15.3 million from its credit facility. In March 2008, we converted $25.0 million of the revolving loans then-outstanding under the credit facility to term loans.

Also, in the first quarter of 2008, APC and Trott & Trott increased the fixed fee per file APC receives for each mortgage default, bankruptcy, eviction & other litigation file Trott & Trott refers to APC from processing.

Item 9.	Changes in or Disagreements with Accountants on Accounting or Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information

None.

PART III

We have incorporated by reference information required by Part III into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders. We expect to file our proxy statement with the SEC pursuant to Regulation 14A on or around April 7, 2008, but will file it, in no event later than 120 days after December 31, 2007. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our proxy statement, no other portions of the proxy statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

We have incorporated into this item by reference the information provided under “Proposal 1 — Election of Directors,” “Executive Officers,” “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Our Code of Ethics and Business Conduct Policies” and “Audit Committee Report” in our proxy statement.

Item 11.	Executive Compensation

We have incorporated into this item by reference the information provided under “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have incorporated into this item by reference the information provided under “Principal Shareholders and Beneficial Ownership of Directors and Executive Officers” in our proxy statement.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2007. On December 31, 2007, we had one active equity compensation plan, the 2007 Incentive Compensation Plan. Our board of directors and stockholders approved an Employee Stock Purchase Plan in June and July 2007, respectively. The Employee Stock Purchase Plan has an effective date after December 31, 2007.

			Number of securities
	Number of	Weighted-	remaining available
	Securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding	options,	(excluding securities
	options, warrants	warrants and	reflected in first
Plan Category	and rights	rights	column)

Equity compensation plans approved by security holders
2007 Incentive Compensation Plan(1)	992,667	$13.03	1,535,770
Employee Stock Purchase Plan	—	—	900,000

Subtotal	992,667	$13.03	2,435,770

Equity compensation plans not approved by security holders	—	—	—

Total	992,667	$13.03	2,435,770

(1)	The number of shares in the third column includes 24,956 shares of restricted stock that were forfeited by grantees during 2007, which are available to be reissued under the 2007 Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

We have incorporated into this item by reference the information provided under “Related Party Transactions and Policies” and “Director Independence” in our proxy statement. Please also refer to the independence discussions in our proxy statement as they relate to each of our committees under “Corporate Governance.”

Item 14.	Principal Accountant Fees and Services

We have incorporated into this item by reference the information provided under “Fees of Independent Registered Public Accounting Firm” and “Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services” in our proxy statement.

PART IV

Item 15.	Exhibits and Financial Statements Schedule

a. Financial Statements and Schedules.

1. Financial Statements.  The consolidated financial statements filed as part of this report are listed in the index to financial statements in Item 8 of this Annual Report on Form 10-K as follows and incorporated in this Item 15 by reference:

2. Financial Statement Schedules.  Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

b. Exhibits

Exhibit
No.		Title	Method of Filing

3.1		Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed with the SEC on September 14, 2007

3.2		Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 of our quarterly report on Form 10-Q filed with the SEC on September 14, 2007

4		Specimen Stock Certificate	Incorporated by reference to Exhibit 4 of our amendment to registration statement on Form S-1/A filed with the SEC on July 16, 2007 (Registration No. 333-142372)

10	.1*	Amended and Restated Employment Agreement of James P. Dolan	Incorporated by reference to Exhibit 10.1 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

10	.2*	Employment Agreement of David A. Trott	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration No. 333-142372)

Exhibit
No.		Title	Method of Filing

10	.3*	Employment Agreement of Scott J. Pollei	Incorporated by reference to Exhibit 10.3 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

10	.4*	Employment Agreement of Mark W.C. Stodder	Incorporated by reference to Exhibit 10.4 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

10	.5*	2007 Incentive Compensation Plan	Incorporated by reference to Exhibit 10.5 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10	.6*	Form of Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.6 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10	.7*	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.7 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10.8		Services Agreement between American Processing Company, LLC, Trott & Trott, P.C. and David A. Trott	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.9		Services Agreement between American Processing Company, LLC, Feiwell & Hannoy Professional Corporation, Michael Feiwell and Douglas Hannoy	Incorporated by reference to Exhibit 10.9 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.10		Amended and Restated Operating Agreement of Detroit Legal News Publishing, LLC	Incorporated by reference to Exhibit 10.10 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

10.11		Amended and Restated Registration Rights Agreement between Dolan Media Company and certain initial and preferred investors	Incorporated by reference to Exhibit 10.16 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

Exhibit
No.		Title	Method of Filing

10.12		Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration No. 333-142372). That Exhibit 10.12 also included Amendment No. 1 to the Amended and Restated Operating Agreement of American Processing Company, LLC, identified here as Exhibit 10.20

10	.13*	Form of Incentive Stock Option Award Agreement	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10	.14*	Executive Change in Control Plan	Incorporated by reference to Exhibit 10.12 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10.15		Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on June 29, 2007 (Registration No. 333-142372)

10	.16*	2007 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10.17		Second Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on August 13, 2007

10.18		Common Unit Purchase Agreement between Dolan APC, LLC and Trott & Trott	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on December 3, 2007

10.19		Common Unit Purchase Agreement between Dolan APC, LLC and Feiwell & Hannoy	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on December 3, 2007

10.20		Amendment No. 1 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration No. 337-142372). That Exhibit 10.12 also included the Amended and Restated Operating Agreement of American Processing Company, LLC identified here as Exhibit 10.12

10.21		Amendment No. 2 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on December 3, 2007

Exhibit
No.	Title	Method of Filing

10.22	Consent Agreement of Dolan Media Company, Dolan Finance Company, Dolan APC LLC, American Processing Company, LLC, US Bank National Association and the banks that are parties to the Second Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed with the SEC on December 3, 2007

10.23	Asset Purchase Agreement between American Processing Company, LLC and Wilford & Geske, Professional Association	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on February 25, 2008

10.24	Services Agreement between American Processing Company, LLC and Wilford & Geske Professional Association	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on February 25, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.25	Amendment No. 3 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on February 25, 2008

21	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration No. 333-142372)

23.1	Consent of McGladrey & Pullen, LLP	Filed herewith

23.2	Consent of Virchow Krause	Filed herewith

31.1	Section 302 Certification of James P. Dolan	Filed herewith

31.2	Section 302 Certification of Scott J. Pollei	Filed herewith

32.1	Section 906 Certification of James P. Dolan	Filed herewith

32.2	Section 906 Certification of Scott J. Pollei	Filed herewith

*	Management contract or compensatory plan, contract or arrangement required to be filed as exhibit to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
DOLAN MEDIA COMPANY
Dated: March 28, 2008
By: /s/ James P. Dolan
James P. Dolan
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

By: /s/ Scott J. Pollei
Scott J. Pollei
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Vicki J. Duncomb
Vicki J. Duncomb
Vice President, Finance (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James P. Dolan James P. Dolan	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2008

/s/ Scott J. Pollei Scott J. Pollei	Executive Vice President, and Chief Financial Officer (Principal Financial Officer)	March 28, 2008

/s/ Vicki J. Duncomb Vicki J. Duncomb	Vice President, Finance(Principal Accounting Officer)	March 28, 2008

/s/ John C. Bergstrom John C. Bergstrom	Director	March 28, 2008

/s/ Cornelis J. Brakel Cornelis J. Brakel	Director	March 28, 2008

/s/ Edward Carroll Edward Carroll	Director	March 28, 2008

/s/ Anton J. Christianson Anton J. Christianson	Director	March 28, 2008

/s/ Peni Garber Peni Garber	Director	March 28, 2008

/s/ Jacques Massicotte Jacques Massicotte	Director	March 28, 2008

/s/ George Rossi George Rossi	Director	March 28, 2008

/s/ David Michael Winton David Michael Winton	Director	March 28, 2008