Form 10-K/A
period 2007-12-31
Dolan Media CO
filed 2008-04-22
CIK 1396838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to                     .
Commission File Number: 001-33603
Dolan Media Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-2004527 (I.R.S. Employer Identification No.)
706 Second Avenue South, Suite 1200, Minneapolis, Minnesota 55402
(Address, including zip code of registrant’s principal executive offices)
(612) 317-9420
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant in a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
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
DOCUMENTS INCORPORATED BY REFERENCE
     Certain sections of our definitive proxy statement for our 2008 Annual Meeting of Stockholders, which we filed on April 7, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Part IV
Item 15. Exhibits and Financial Statements Schedule
SIGNATURES
Exhibit Index
Section 302 Certification of James P. Dolan
Section 302 Certification of Scott J. Pollei
Section 906 Certification of James P. Dolan
Section 906 Certification of James P. Dolan
Section 906 Certification of Scott J. Pollei

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend the Annual Report on Form 10-K (the “Original 10-K”) of Dolan Media Company for the year ended December 31, 2007, which we previously filed on March 28, 2008, as follows:
1.	to amend and restate Item 10 of Part III of the Original 10-K by deleting the reference to the section of our proxy statement entitled “Audit Committee Report” and adding a reference to those sections of our proxy statement entitled “ Board Committees and Committee Membership” and “Financial Expert;” and

2.	to furnish a corrected version of the Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act, filed as Exhibit 32.1 to the Original 10-K because the original certification included an erroneous reference to the quarter ended March 28, 2008 (instead of the year ended December 31, 2007) as the period that the certification covered.
     No other revisions or amendments have been made to the Original 10-K. All information contained in this Amendment is dated as of March 28, 2008, the filing date of the Original 10-K, except Exhibits 31.3, 31.4, 32.3 and 32.4 filed or furnished herewith, which are dated April 22, 2008. The information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update the disclosures therein in any way other than as set forth above. This Amendment should be read in conjunction with the Original
10-K.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
     We have incorporated into this item by reference the information provided under “Proposal 1 — Election of Directors,” “Executive Officers,” “Directors Continuing in Office,” “Section 16 Beneficial Ownership Reporting Compliance,” “Our Code of Ethics and Business Conduct Policies” “Board Committees and Committee Membership” and “Financial Expert” in our proxy statement.
Part IV
Item 15.  Exhibits and Financial Statements Schedule
b. Exhibits

Exhibit
No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed with the SEC on September 14, 2007

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 of our quarterly report on Form 10-Q filed with the SEC on September 14, 2007

4	Specimen Stock Certificate	Incorporated by reference to Exhibit 4 of our amendment to registration statement on Form S-1/A filed with the SEC on July 16, 2007 (Registration No. 333-142372)

10.1*	Amended and Restated Employment Agreement of James P. Dolan	Incorporated by reference to Exhibit 10.1 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

10.2*	Employment Agreement of David A. Trott	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration No. 333-142372)

10.3*	Employment Agreement of Scott J. Pollei	Incorporated by reference to Exhibit 10.3 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

10.4*	Employment Agreement of Mark W.C. Stodder	Incorporated by reference to Exhibit 10.4 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

10.5*	2007 Incentive Compensation Plan	Incorporated by reference to Exhibit 10.5 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10.6*	Form of Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.6 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

Exhibit
No.	Title	Method of Filing

10.7*	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.7 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10.8	Services Agreement between American Processing Company, LLC, Trott & Trott, P.C. and David A. Trott	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.9	Services Agreement between American Processing Company, LLC, Feiwell & Hannoy Professional Corporation, Michael Feiwell and Douglas Hannoy	Incorporated by reference to Exhibit 10.9 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.10	Amended and Restated Operating Agreement of Detroit Legal News Publishing, LLC	Incorporated by reference to Exhibit 10.10 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

10.11	Amended and Restated Registration Rights Agreement between Dolan Media Company and certain initial and preferred investors	Incorporated by reference to Exhibit 10.16 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

10.12	Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration No. 333-142372). That Exhibit 10.12 also included Amendment No. 1 to the Amended and Restated Operating Agreement of American Processing Company, LLC, identified here as Exhibit 10.20

10.13*	Form of Incentive Stock Option Award Agreement	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10.14*	Executive Change in Control Plan	Incorporated by reference to Exhibit 10.12 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10.15	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on June 29, 2007 (Registration No. 333-142372)

10.16*	2007 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10.17	Second Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on August 13, 2007

Exhibit
No.	Title	Method of Filing

10.18	Common Unit Purchase Agreement between Dolan APC, LLC and Trott & Trott	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on December 3, 2007

10.19	Common Unit Purchase Agreement between Dolan APC, LLC and Feiwell & Hannoy	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on December 3, 2007

10.20	Amendment No. 1 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration No. 337-142372). That Exhibit 10.12 also included the Amended and Restated Operating Agreement of American Processing Company, LLC identified here as Exhibit 10.12

10.21	Amendment No. 2 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on December 3, 2007

10.22	Consent Agreement of Dolan Media Company, Dolan Finance Company, Dolan APC LLC, American Processing Company, LLC, US Bank National Association and the banks that are parties to the Second Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed with the SEC on December 3, 2007

10.23	Asset Purchase Agreement between American Processing Company, LLC and Wilford & Geske, Professional Association	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on February 25, 2008

10.24	Services Agreement between American Processing Company, LLC and Wilford & Geske Professional Association	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on February 25, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.25	Amendment No. 3 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on February 25, 2008

21	Subsidiaries of the Registrant	Incorporated by reference to Exhibit 21 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration No. 333-142372)

23.1	Consent of McGladrey & Pullen, LLP	**

23.2	Consent of Virchow Krause	**

31.1	Section 302 Certification of James P. Dolan dated March 28, 2008	**

31.2	Section 302 Certification of Scott J. Pollei dated March 28, 2008	**
31.3	Section 302 Certification of James P. Dolan dated April 22, 2008	Filed herewith

31.4	Section 302 Certification of Scott J. Pollei dated April 22, 2008	Filed herewith

32.1	Section 906 Certification of James P. Dolan dated March 28, 2008 (corrected)	Furnished herewith

32.2	Section 906 Certification of Scott J. Pollei dated March 28, 2008	**

32.3	Section 906 Certification of James P. Dolan dated April 22, 2008	Furnished herewith

Exhibit
No.	Title	Method of Filing

32.4	Section 906 Certification of Scott J. Pollei dated April 22, 2008	Furnished herewith

*	Management contract or compensatory plan, contract or arrangement required to be filed as exhibit to this annual report on Form 10-K.

**	Filed with our annual report on Form 10-K on March 28, 2008

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 9134, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLAN MEDIA COMPANY
Dated: April 22, 2008	By:	/s/ SCOTT J. POLLEI
Scott J. Pollei
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Title	Method of Filing

31.3	Section 302 Certification of James P. Dolan dated April 22, 2008	Filed herewith

31.4	Section 302 Certification of Scott J. Pollei	Filed herewith

32.1	Section 906 Certification of James P. Dolan dated March 28, 2008 (corrected)	Furnished herewith

32.3	Section 906 Certification of James P. Dolan dated April 22, 2008	Furnished herewith

32.4	Section 906 Certification of Scott J. Pollei dated April 22, 2008	Furnished herewith