Form 10-Q
period 2008-03-31
Dolan Media CO
filed 2008-05-08
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2008
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     On May 5, 2008, there were 25,082,893 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Dolan Media Company
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,037	$1,346
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,149 and $1,283 as of March 31, 2008 and December 31, 2007, respectively)	26,526	20,689
Prepaid expenses and other current assets	2,601	2,649
Deferred income taxes	259	259

Total current assets	30,423	24,943
Investments	18,636	18,479
Property and equipment, net	13,578	13,066
Finite-life intangible assets, net	101,300	88,946
Goodwill	82,217	79,044
Other assets	1,713	1,889

Total assets	$247,867	$226,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,102	$4,749
Accounts payable	5,041	6,068
Accrued compensation	3,542	4,677
Accrued liabilities	4,703	2,922
Due to sellers of acquired businesses	1,100	600
Deferred revenue	11,966	11,387

Total current liabilities	32,454	30,403
Long-term debt, less current portion	68,625	56,301
Deferred income taxes	4,393	4,393
Deferred revenue and other liabilities	5,246	3,890

Total liabilities	110,718	94,987

Minority interest in consolidated subsidiary (redemption value of $14,773 as of March 31, 2008)	3,567	2,204

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 25,085,170 and 25,088,718 shares as of March 31, 2008 and December 31, 2007, respectively	25	25
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	212,763	212,364
Accumulated deficit	(79,206)	(83,213)

Total stockholders’ equity	133,582	129,176

Total liabilities and stockholders’ equity	$247,867	$226,367

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Business Information	$22,771	$19,480
Professional Services	18,740	16,215

Total revenues	41,511	35,695

Operating expenses
Direct operating: Business Information	7,572	6,817
Direct operating: Professional Services	6,311	5,625
Selling, general and administrative	16,103	13,330
Amortization	2,219	1,844
Depreciation	1,101	755

Total operating expenses	33,306	28,371
Equity in earnings of The Detroit Legal News Publishing, LLC	1,557	915

Operating income	9,762	8,239

Non-operating expense
Non-cash interest expense related to redeemable preferred stock	—	(29,942)
Interest expense, net of interest income	(2,451)	(2,035)
Other income (expense)	11	(8)

Total non-operating expense	(2,440)	(31,985)

Income (loss) before income taxes and minority interest	7,322	(23,746)
Income tax expense	(2,758)	(3,140)
Minority interest in net income of subsidiary	(557)	(900)

Net income (loss)	$4,007	$(27,786)

Net income (loss) per share:
Basic	$0.16	$(2.98)
Diluted	$0.16	$(2.98)
Weighted average shares outstanding:*
Basic	24,936,007	9,324,000
Diluted	25,215,956	9,324,000

*	Reflects 9 for 1 stock split described in Note 7
See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance (deficit) at December 31, 2006	9,324,000	$1	$303	$(29,179)	$(28,875)
Net loss	—	—	—	(54,034)	(54,034)
Stock-based compensation expense	—	—	970	—	970
Preferred stock series C conversion	5,093,155	5	73,844	—	73,849
Initial public offering proceeds, net of underwriting discount and offering costs	10,500,000	11	137,255	—	137,266
Issuance of restricted stock, net of forfeitures	171,563	—	—	—	—
Other	—	8	(8)	—	—

Balance (deficit) at December 31, 2007	25,088,718	$25	$212,364	$(83,213)	$129,176
Net income	—	—	—	4,007	4,007
Stock-based compensation expense	—	—	399	—	399
Forfeitures of restricted stock	(3,548)	—	—	—	—

Balance (deficit) at March 31, 2008	25,085,170	$25	$212,763	$(79,206)	$133,582

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$4,007	$(27,786)
Distributions received from The Detroit Legal News Publishing, LLC	1,400	1,400
Minority interest distributions paid	(373)	(466)
Non-cash operating activities:
Amortization	2,219	1,844
Depreciation	1,101	755
Equity in earnings of The Detroit Legal News Publishing, LLC	(1,557)	(915)
Minority interest	557	900
Stock-based compensation expense	399	10
Change in value of interest rate swap and accretion of interest on note payable	1,209	259
Non-cash interest related to redeemable preferred stock	—	29,975
Amortization of debt issuance costs	47	40
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(5,837)	(1,870)
Prepaid expenses and other current assets	(2)	281
Other assets	115	(400)
Accounts payable and accrued liabilities	(302)	3,498
Deferred revenue	769	(353)

Net cash provided by operating activities	3,752	7,172

Cash flows from investing activities
Acquisitions and investments	(17,422)	(17,288)
Capital expenditures	(1,442)	(1,346)

Net cash used in investing activities	(18,864)	(18,634)

Cash flows from financing activities
Net (payments) borrowings on senior revolving note	(9,000)	4,000
Proceeds from borrowings or conversions on senior term notes (Note 6)	25,000	10,000
Payments on senior long-term debt	(625)	(1,750)
Capital contribution from minority partner	1,179	—
Payment on unsecured note payable	(1,750)	—
Payments of offering costs	—	(132)
Payments of deferred financing costs	(1)	(36)

Net cash provided by financing activities	14,803	12,082

Net (decrease) increase in cash and cash equivalents	(309)	620
Cash and cash equivalents at beginning of the period	1,346	786

Cash and cash equivalents at end of the period	$1,037	$1,406

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
     Basis of Presentation: The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of Dolan Media Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company’s annual report on Form 10-K filed on March 28, 2008 with the Securities and Exchange Commission.
     In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full calendar year. Certain prior year amounts have been reclassified for comparability purposes, within the statement of operations with no impact on net income.
     The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiaries and the following interests in American Processing Company, LLC (APC): (1) an 81.0% interest from January 1, 2007, to January 8, 2007; (2) a 77.4% interest from January 9, 2007, to November 30, 2007; (3) an 88.7% interest from December 1, 2007 to February 21, 2008; and (4) an 88.9% interest from February 22, 2008 through March 31, 2008. See Note 9 for more information about the change in the Company’s ownership in APC as of Februray 22, 2008. The Company accounts for the percentage interest in APC that it does not own as a minority interest.
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
     New Accounting Pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
     The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3	Unobservable inputs for the asset or liability
     The Company endeavors to use the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial liabilities are level 2 in the fair value hierarchy. As of March 31, 2008, the Company’s only financial liabilities accounted for at fair value on a recurring basis were its interest rate swaps, included in deferred revenue and other liabilities at $2.4 million.
     The Company is exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of its business activities. The Company’s exposure to changes in interest rates is limited to borrowings under its credit facility. However, as of March 31, 2008, the Company had swap arrangements that convert $40.0 million of its variable rate term loan into a fixed rate obligation. Under its bank credit facility, the Company is required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce its exposure to risk from changes in interest rates. The Company does not enter into derivatives or other financial instrument transactions for speculative purposes. The interest rate swaps are valued using market interest rates. As such, these derivative instruments are classified within level 2.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity must report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how the Company will account for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For the Company, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures of this standard.
     In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the Condensed Consolidated Financial Statements of the Company.
Note 2. Basic and Diluted Net Income (Loss) Per Share
     Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. For the three months ended March 31, 2007, the Company had shares of Series A and Series C preferred stock issued and outstanding. There were no shares of preferred stock issued and outstanding for the three months ended March 31, 2008 because all issued and outstanding shares of Series C preferred stock were converted into shares of Series A preferred stock, Series B preferred stock and common stock in connection with the consummation of the Company’s initial public offering on August 7, 2007. Also, at that time, the Company redeemed all outstanding shares of preferred stock, including shares of Series A and Series B preferred stock issued upon conversion of the Series C preferred stock. See Note 7 for more information about the conversion of the Series C preferred stock and the redemption of preferred stock in connection with the Company’s initial public offering. The Company believes that, prior to its conversion, the Series C preferred stock was a participating security because the holders of the convertible preferred stock participated in any dividends paid on its common stock on an as converted basis. Consequently, the two-class method of income allocation was used in determining net income (loss), except during periods of net losses, for the three months ended March 31, 2007. Under this method, net income (loss) is allocated on a pro rata basis to the common and Series C preferred stock to the extent that each class may share in income for the period had it been distributed. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 11 for information on stock options) unless their effect is anti-dilutive.
     The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2008	2007
Net income (loss)	$4,007	$(27,786)
Basic:
Weighted average common shares outstanding	25,085	9,324
Weighted average common shares of unvested restricted stock	(149)	—

Shares used in the computation of basic net income (loss) per share	24,936	9,324

Net income (loss) per share — basic	$0.16	$(2.98)

Diluted:
Shares used in the computation of basic net income (loss) per share	24,936	9,324
Stock options	280	—

Shares used in the computation of dilutive net income (loss) per share	25,216	9,324

Net income (loss) per share — diluted	$0.16	$(2.98)

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
     For the three months ended March 31, 2008 and 2007, options to purchase approximately 8,200 and 126,000 weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.
Note 3. Acquisitions
     The Company accounts for acquisitions under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets acquired and liabilities assumed represent management’s estimate of fair values. Management determines valuations through a combination of methods which include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The Company consummated the acquisitions described below during the three months ended March 31, 2008. The results of the acquisitions are included in the accompanying interim condensed consolidated statement of operations from the respective acquisition dates forward.
     Legal and Business Publishers, Inc.: On February 13, 2008, the Company acquired the assets of Legal and Business Publishers, Inc., which include The Mecklenburg Times, an 84-year old court and commercial publication located in Charlotte, North Carolina, and electronic products, including www.mecktimes.com and www.mecklenburgtimes.com. The Company paid $2.8 million in cash for the assets. In addition, the Company incurred acquisition costs of approximately $80,000. Under the terms of its agreement with Legal and Business Publishers, the Company is obligated to pay the sellers an additional $500,000 ninety days after the closing of the transaction, which the Company has accounted for as part of the purchase price. The Company may be obligated to pay an additional $500,000 in cash after the first anniversary of the closing, which it will account for as additional purchase price. The amount of this additional cash payment is based upon the revenues the Company will earn from the assets during the one-year period following the closing of this acquisition. These assets are a part of the Company’s Business Information segment.
     Of the $3.3 million of acquired intangibles, the Company has preliminarily allocated $0.4 million to newspaper trade names/mastheads, which is being amortized over 30 years; $2.7 million to advertising customer lists, which is being amortized over 10 years; and $0.2 million to a non-compete agreement, which is being amortized over two years. The Company has engaged an independent third-party valuation firm to assist it in estimating the fair value of the finite-lived intangible assets and this valuation is not yet complete.
     Wilford & Geske: On February 22, 2008, APC, a majority owned subsidiary of the Company, acquired the mortgage default processing services business of Wilford & Geske, a Minnesota law firm, for $13.5 million in cash. In addition, the Company incurred acquisition costs of approximately $0.2 million. APC may be obligated to pay up to an additional $2.0 million in purchase price depending upon the adjusted EBITDA for this business during the twelve months ending March 31, 2009. In connection with the acquisition of the mortgage default processing services business of Wilford & Geske, APC appointed the managing attorneys of Wilford & Geske as executive vice presidents of APC. These assets are part of the Company’s Professional Services segment.
     In conjunction with this acquisition, APC entered into a services agreement with Wilford & Geske that provides for the referral of files from the law firm to APC for processing for an initial term of fifteen years, with such term to be automatically extended for up to two successive ten year periods unless either party elects to terminate the term then-in-effect with prior notice. Under the agreement, APC is paid a fixed fee for each foreclosure, bankruptcy, eviction, and, to a lesser extent, litigation, reduced redemption and torrens action case file for residential mortgages that are in default referred by Wilford & Geske for processing. The fixed fee per file increases on an annual basis to account for inflation as measured by the consumer price index.
     Of the $13.6 million of acquired intangibles, the Company has preliminarily allocated $11.0 million to a long-term service agreement, which is being amortized over 15 years, representing its initial contractual term. The Company preliminarily allocated the remaining $2.6 million of the purchase price to goodwill. The goodwill is tax

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
deductible and was allocated to the Professional Services segment of the Company. The Company has engaged an independent third-party valuation firm to assist in estimating the fair value of the identified intangibles and this valuation is not yet complete. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in the acquisition (i.e., goodwill) because the acquired business is a complement to APC and the Company anticipated cost savings and revenue synergies through combined general and administrative and corporate functions.
     Minnesota Political Press: On March 14, 2008, the Company acquired the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC, which includes the publication, Politics in Minnesota, for a purchase price of $285,000 plus acquisition costs of approximately $25,000. The entire purchase price has preliminarily been allocated to a customer list, which is being amortized over two years. These assets are a part of the Company’s Business Information segment.
     The following table provides further unaudited information on the Company’s preliminary purchase price allocation for the aforementioned 2008 acquisitions. The purchase price is preliminary pending completion of the final valuation of intangible assets associated with those transactions. The preliminary allocation of the purchase price is as follows (in thousands):

	Legal and		MN
	Business	Wilford	Political
	Publishers	& Geske	Press	Total
Assets acquired and liabilities assumed at their fair values:
Property and equipment	$50	$126	$—	$176
Noncompete agreement	250	—	—	250
APC long-term service contract	—	10,983	—	10,983
Other finite-life intangible assets	3,030	—	310	3,340
Goodwill	—	2,573	—	2,573

Total consideration, including direct expenses	$3,330	$13,682	$310	$17,322

     Pro Forma Information (unaudited): Actual results of operations of the companies acquired in 2008 and 2007 are included in the unaudited condensed consolidated interim financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the following acquisitions: (1) the mortgage default processing services business of Wilford & Geske acquired in February 2008, (2) the assets of Legal and Business Publishers, Inc. acquired in February 2008, (3) the purchase of interests in APC from minority members in November 2007, (4) the assets of Venture Publications, Inc. acquired in March 2007, and (5) the mortgage default processing services business of Feiwell & Hannoy acquired in January 2007, using the purchase method as if the acquisitions occurred on January 1, 2007. We did not include the acquisition of the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC because its impact on the Company’s financial statements would be immaterial. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year. Amounts in this table are in thousands, except per share data.

	Pro Forma
	Three Months Ended
	March 31,
	2008	2007
Total revenues	$42,469	$38,474
Net income (loss)	4,117	(27,325)
Net income (loss) per share:
Basic	$0.17	$(2.93)

Diluted	$0.16	$(2.93)

Pro forma weighted average shares outstanding:
Basic	24,936	9,324

Diluted	25,216	9,324

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Note 4. Investments
     Investments consisted of the following at March 31, 2008 and December 31, 2007 (in thousands):

	Accounting	Percent	March 31,	December 31,
	Method	Ownership	2008	2007
The Detroit Legal News Publishing, LLC	Equity	35	$17,736	$17,579
GovDelivery, Inc.	Cost	15	900	900

Total			$18,636	$18,479

     The Detroit Legal News Publishing, LLC: The Company owns a 35% membership interest of The Detroit Legal News Publishing, LLC, or DLNP. The Company accounts for this investment using the equity method. Under DLNP’s membership operating agreement, the Company receives quarterly distributions based on its ownership percentage.
     The difference between the Company’s carrying value and its 35% share of the members’ equity of DLNP relates principally to an underlying customer list at DLNP that is being amortized over its estimated economic life through 2015.
     The following table summarizes certain key information relative to the Company’s investment in DLNP as of March 31, 2008 and December 31 2007, and for the three months ended March 31, 2008 and 2007 (in thousands):

	As of March 31,	As of December 31,
	2008	2007
Carrying value of investment	$17,736	$17,579
Underlying finite-lived customer list, net of amortization	11,560	11,937

	Three Months Ended March 31,
	2008	2007
Equity in earnings of DLNP, net of amortization of customer list	$1,557	$915
Distributions received	1,400	1,400
Amortization expense	377	360
     DLNP publishes one daily and nine weekly court and commercial newspapers located in southeastern Michigan. Summarized financial information for DLNP for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues	$12,405	$9,070
Cost of revenues	4,742	3,863

Gross profit	7,663	5,207
Selling, general and administrative expenses	2,117	1,568

Operating income	5,546	3,639

Net income	$5,527	$3,642

Company’s 35% share of net income	$1,934	$1,275
Less amortization of intangible assets	377	360

Equity in earnings of DLNP, LLC	$1,557	$915

     GovDelivery, Inc.: In addition to the Company’s 15% ownership of GovDelivery, James P. Dolan, the Company’s Chairman, Chief Executive Officer and President personally owns 50,000 shares of GovDelivery, Inc. He also served as a member of GovDelivery’s board of directors until his resignation in March 2008. The Company accounts for its investment in GovDelivery using the cost method of accounting.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Note 5. Goodwill and Finite-life Intangible Assets
     Goodwill: Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to acquired tangible and identified intangibles assets and assumed liabilities. Identified intangible assets represent assets that lack physical substance but can be distinguished from goodwill.
     The following table represents the balances as of March 31, 2008 and December 31, 2007 and changes in goodwill by segment for the three months ended March 31, 2008 (in thousands):

	Business	Professional
	Information	Services	Total
Balance as of December 31, 2007	$58,632	$20,412	$79,044
Venture Publications, Inc.*	600	—	600
American Processing Company (Wilford & Geske)	—	2,573	2,573

Balance as of March 31, 2008	$59,232	$22,985	$82,217

*	Represents an accrual for an additional cash payment owed to Venture Publications in connection with certain revenue targets set forth in the asset purchase agreement. This has been accounted for as additional purchase price.
     Finite-Life Intangible Assets: Total amortization expense for finite-life intangible assets for the three months ended March 31, 2008 and 2007 was approximately $2.2 million and $1.8 million, respectively.
Note 6. Long-Term Debt, Capital Lease Obligation
     At March 31, 2008 and December 31, 2007, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(unaudited)
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$73,125	$48,750
Senior variable-rate revolving note	—	9,000

Total senior secured debt	73,125	57,750
Unsecured note payable	1,594	3,290
Capital lease obligations	8	10

	74,727	61,050
Less current portion	6,102	4,749

Long-term debt, less current portion	$68,625	$56,301

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
     During the three months ended March 31, 2008, the Company drew down $16.0 million to fund the acquisitions of the assets of Legal and Business Publishers, Inc. (including The Mecklenburg Times) and the mortgage default processing services business of Wilford & Geske and general working capital needs. In March 2008, the Company converted $25.0 million of the revolving loans then-outstanding under the credit facility to term loans. Immediately after this conversion, the Company had an aggregate of $73.8 million in term loans and no revolving loans outstanding under the credit facility. The term loans, including those issued as a result of this conversion, are payable in quarterly installments with a final maturity date of August 8, 2014. At March 31, 2008, the Company had net unused available capacity of approximately $125.0 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility. At March 31, 2008, the weighted-average interest rate on the senior term note was 5.7%.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
     Unsecured Note Payable: During the three months ended March 31, 2008, APC made a $1.75 million payment to Feiwell & Hannoy on a $3.5 million non-interest bearing promissory note APC issued in connection with the acquisition of the mortgage default processing services business of Feiwell & Hannoy in January 2007. The second installment of $1.75 million is due January 9, 2009.
Note 7. Common and Preferred Stock
     At March 31, 2008, the Company had 70,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized and 25,085,170 shares of common stock and no shares of preferred stock outstanding. All authorized shares of preferred stock are undesignated.
     In connection with the Company’s initial public offering on August 7, 2007, the Company effected a 9 for 1 stock split of the Company’s outstanding shares of common stock through a dividend of 8 shares of common stock for each share of common stock outstanding immediately prior to the consummation of the initial public offering. At the time of the initial public offering, the Company’s preferred stock was divided into Series A, Series B and Series C preferred stock. In connection with the initial public offering, the Company converted all outstanding shares of Series C preferred stock into shares of Series A preferred stock, Series B preferred stock and common stock. The Company then used $101.1 million of the net proceeds of the initial public offering to redeem all of the outstanding shares of Series A preferred stock (including all accrued and unpaid dividends and shares issued upon conversion of the Series C preferred stock) and Series B preferred stock (including shares issued upon conversion of the Series C preferred stock). As a result of the redemption, there are no shares of preferred stock issued and outstanding as of March 31, 2008 or December 31, 2007. The Company did not record any non-cash interest expense related to its preferred stock for the three months ended March 31, 2008.
Note 8. Income Taxes
     The provision of income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. For the three months ended March 31, 2008 and 2007, the Company used an effective tax rate of 41% and 37%, respectively, based on its annual projected income in accordance with APB No. 28. Pursuant to the principles of APB No. 28 and FIN 18, the Company has treated the dividend accretion deduction reflected in its ordinary income in the three months ended March 31, 2007, as an unusual item in computing its annual effective tax rate. This deduction was associated with the Company’s non-cash interest expense related to its Series C preferred stock, shares of which were outstanding until August 7, 2007. See Note 7 for more information about the conversion and redemption of the Series C preferred stock in connection with the Company’s initial public offering.
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $197,000 of gross unrecognized tax benefits, or $153,000 of unrecognized tax benefits, including interest and net of federal benefit. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $171,000 as of December 31, 2007. There were no significant adjustments for the unrecognized income tax benefits for the three months ended March 31, 2008.
Note 9. Major Customers and Related Parties
     As of March 31, 2008, APC, the Company’s majority owned subsidiary, had three customers, Trott & Trott, Feiwell & Hannoy, and Wilford & Geske. APC has fifteen-year service contracts with each of these customers, expiring in 2021, 2022, and 2023, respectively, which renew automatically for up to two successive ten year periods unless either party elects to terminate the term then-in-effect, upon prior written notice. These three customers pay APC monthly for its services.
     David A. Trott, president of APC, is also the managing attorney of Trott & Trott and owns a majority of Trott & Trott. Trott & Trott is a related party. Trott & Trott owned a 9.1% interest in APC, until February 2008, when it

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
assigned its interest in APC to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including Mr. Trott and APC’s two executive vice presidents in Michigan. Together, these three individuals own 98% of APC Investments. APC also pays Net Director, LLC and American Servicing Corporation for services provided to APC. Mr. Trott has an 11.1% and 50% ownership interest in Net Director and American Servicing Corporation, respectively. In the first quarter of 2008, APC and Trott & Trott agreed to increase the fixed fee per file APC receives for each mortgage foreclosure, bankruptcy, eviction, litigation and other mortgage default file Trott & Trott refers to APC for processing under APC’s service agreement with Trott & Trott. APC also agreed to extend the payment terms from 30 to 45 days. Mr. Trott and his family members own 80.0% of Legal Press, LLC, which owns 10.0% of the outstanding membership interests of DLNP, in which the Company owns a 35.0% interest. In addition, Mr. Trott serves as a consultant to DLNP under a consulting agreement and Trott & Trott has an agreement with DLNP to publish its foreclosure notices in DLNP’s publications.
     At January 1, 2008, Feiwell & Hannoy owned a 2.3% interest in APC. Its interest in APC was diluted to 2.0% of the outstanding membership interests in APC in connection with the acquisition of the mortgage default processing services business of Wilford & Geske. See Note 3 for more information about the Company’s acquisition of the mortgage default processing business of Wilford & Geske. In connection with this acquisition, APC made a capital call in which Feiwell & Hannoy declined to participate. The Company contributed Feiwell & Hannoy’s portion of the capital call to APC. Michael J. Feiwell and Douglas J. Hannoy, senior executives of APC in Indiana, are shareholders and principal attorneys of Feiwell & Hannoy.
Note 10. Reportable Segments
     The Company’s two reportable segments consist of its Business Information Division and its Professional Services Division. The Company determined its reportable segments based on the types of products sold and services performed. The Business Information Division provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information Division generates revenues from display and classified advertising, public notices, circulation (primarily consisting of subscriptions) and sales from commercial printing and database information. The Professional Services Division comprises two operating units providing support to the legal market. These are Counsel Press, LLC, which provides appellate services, and American Processing Company (APC), which provides mortgage default processing services. Both of these operating units generate revenues through fee-based arrangements. In addition, the Company reports and allocates certain administrative activities as part of corporate-level expenses.
Reportable Segments
Three Months Ended March 31, 2008 and 2007

	Business	Professional
	Information	Services	Corporate	Total
	(In thousands)
Three Months Ended March 31, 2008
Revenues	$22,771	$18,740	$—	$41,511
Direct operating expenses	7,572	6,311	—	13,883
Selling, general and administrative expenses	9,622	4,657	1,824	16,103
Amortization and depreciation	1,158	1,983	179	3,320
Equity in Earnings of DLNP, LLC	1,557	—	—	1,557

Operating income (loss)	$5,976	$5,789	$(2,003)	$9,762

Three Months Ended March 31, 2007
Revenues	$19,480	$16,215	$—	$35,695
Direct operating expenses	6,817	5,625	—	12,442
Selling, general and administrative expenses	8,043	4,063	1,224	13,330
Amortization and depreciation	1,042	1,445	112	2,599
Equity in Earnings of DLNP, LLC	915	—	—	915

Operating income (loss)	$4,492	$5,083	$(1,336)	$8,239

Note 11. Share-Based Compensation
     The Company applies SFAS 123(R), which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company uses the Black-Scholes option pricing model in deriving the fair value estimates of

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
share-based awards. All inputs into the Black-Scholes model are estimates made at the time of grant. The Company used the SAB 107 simplified method to determine the expected life of options it had granted. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company also made assumptions with respect to expected stock price volatility based on the average historical volatility of a select peer group of similar companies. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period. Forfeitures of share-based awards are estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipients. Total share-based compensation expense for three months ended March 31, 2008 and 2007, was approximately $399,000 and $10,000, respectively, before income taxes.
     Stock Options. At March 31, 2008, options to purchase 991,381 shares of common stock were outstanding, of which options to purchase 63,000 shares of common stock were vested. The average weighted exercise price of all outstanding options is $13.03. The weighted average remaining contractual life of all outstanding options is 6.63 years. The weighted average grant date fair value for all outstanding options is $4.32. Share-based compensation expense for the options under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was approximately $267,000 and $10,000, respectively, before income taxes. At March 31, 2008, the aggregate intrinsic value of options outstanding was approximately $7.1 million, and the aggregate intrinsic value of options exercisable was approximately $1.1 million. At March 31, 2008, there was approximately $3.5 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 3.1 years. The Company did not grant any stock options during the three months ended March 31, 2008 and an insignificant number of options outstanding at December 31, 2007 were forfeited by grantees whose employment with the Company ended during the three months ended March 31, 2008.
     Restricted Stock Grants. At March 31, 2008, the Company had 149,161 nonvested restricted shares of common stock outstanding. The weighted average grant date fair value of the nonvested restricted stock is $14.54. Share-based compensation expense related to grants of restricted stock for the three months ended March 31, 2008 was approximately $132,000, before income taxes. There was no comparable expense for the three months ended March 31, 2007 because the Company had no outstanding grants of restricted stock during that period. Total unrecognized compensation expense for unvested restricted shares of common stock as of March 31, 2008 was approximately $1.8 million, which is expected to be recognized over a weighted average period of 3.3 years. The Company did not grant any shares of restricted stock during the three months ended March 31, 2008. An insignificant number of the shares of restricted stock that were not vested at December 31, 2007 were forfeited by grantees whose employment with the Company ended during the three months ended March 31, 2008.
Note 12. Contingencies and Commitments
     Litigation: From time to time, the Company is subject to certain claims and lawsuits that have arisen in the ordinary course of its business. Although the outcome of such existing matters cannot presently be determined, it is management’s opinion that the ultimate resolution of such existing matters will not have a material adverse effect on the Company’s results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     We recommend that you read the following discussion and analysis in conjunction with our unaudited condensed consolidated interim financial statements and the related notes included in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. We have based these forward-looking statements on our current expectations and projections about our future results, performance, prospects and opportunities. Forward looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions relating to any of the foregoing. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “goal,” “continue,” and similar expressions or terminology. By their very nature, forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include:
•	our business operates in highly competitive markets and depends upon the economies and the demographics of the legal, financial and real estate sectors in the markets we serve and changes in those sectors could have an adverse effect on our revenues, cash flows and profitability;

•	a decrease in paid subscriptions to our print publications could continue to adversely affect our circulation revenues to the extent we are not able to sufficiently continue increasing our print subscription rates and adversely affect our advertising and display revenues to the extent advertisers begin placing fewer print advertisements with us due to print decreased readership;

•	we have owned and operated the businesses in our Professional Services Division (APC and Counsel Press) for a short period of time;

•	APC’s business revenues are very concentrated, as APC currently provides mortgage default processing services to only three customers, Trott & Trott, Feiwell & Hannoy and Wilford & Geske, and if the number of case files referred to APC by these law firm customers decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected;

•	the key attorneys at each of APC’s three law firm customers are employed by APC and APC’s president, two of its four executive vice presidents and its two senior executives in Indiana hold an indirect equity interest in APC. As a result, these key attorneys may, in certain circumstances, have interests that differ from or conflict with our interests;

•	government regulation of sub-prime, Alt-A and other non-traditional mortgage products, including voluntary programs adopted by lenders and loan servicers, may have an adverse affect on or restrict APC’s operations;

•	a key component of our operating income and operating cash flows has been, and may continue to be, our minority equity investment in The Detroit Legal News Publishing, LLC;

•	we are dependent on our senior management team, especially James P. Dolan, our founder, Chairman, President and Chief Executive Officer; Scott J. Pollei, our Executive Vice President and Chief Financial Officer; Mark W.C. Stodder, our Executive Vice President Business Information; and David A. Trott, President, APC;

•	we intend to continue to pursue acquisition opportunities, which we may not do successfully and which may subject us to considerable business and financial risk, and we may be required to incur additional indebtedness or raise additional capital to fund these acquisitions; and

•	growing our business may place a strain on our management and internal systems, processes and controls.
See “Risk Factors” in Item 1A of our annual report on Form 10-K filed on March 28, 2008 with the Securities Exchange Commission and “Risk Factors” in Item 1A of Part II below for a description of these and other risks, uncertainties and factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.
          You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.
Overview
     We are a leading provider of necessary business information and professional services to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating segments: our Business Information Division and our Professional Services Division. Our Business Information Division currently publishes 64 print publications consisting of 14 paid daily publications, 30 paid non-daily publications and 20 non-paid non-daily publications. In addition, we provide business information electronically through our 45 on-line publication web sites, our 21 event and other non-publication web sites and our email notification systems. Our Professional Services Division comprises two operating units, American Processing Company, which provides mortgage default processing services to three law firms, one in Michigan, one in Indiana and one in Minnesota, and Counsel Press, which provides appellate services to law firms and attorneys nationwide.
Recent Developments
Increases in our Ownership in APC
     On November 30, 2007, we increased our majority ownership interest in APC to 88.7% by acquiring 9.1% and 2.3% of the outstanding membership units in APC from the minority members, Trott & Trott and Feiwell & Hannoy, respectively. We paid a total of $15.6 million for these units, of which we paid $12.5 million to Trott & Trott and $3.1 million to Feiwell & Hannoy. After the acquisition of these membership interests, our minority partners, Trott & Trott and Feiwell & Hannoy, owned 9.1% and 2.3%, respectively, of APC. At the same time, the members of APC amended and restated APC’s operating agreement as it related to the right of Trott & Trott and Feiwell & Hannoy to demand that we acquire their minority interest in APC. Please refer to “Minority Interest in Net Income of Subsidiary” for more information about this right of the minority members. In connection with the acquisition of mortgage default processing services business of Wilford & Geske in February 2008, APC made a capital call. Feiwell & Hannoy declined to participate in the capital call. We contributed Feiwell & Hannoy’s share of the capital call and, as a result, our interest in APC increased to 88.9% and Feiwell & Hannoy’s decreased to 2.0% of the outstanding membership interests of APC. Also, in February 2008, Trott & Trott assigned its interest in APC to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including APC President, David A. Trott.
Initial Public Offering
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
     Prior to August 7, 2007, when shares of our Series C preferred stock were issued and outstanding, we recorded non-cash interest expense related to mandatorily redeemable preferred stock. Prior to the offering, the valuation of our common stock had a material effect on our operating results because we accounted for our Series C preferred stock, a mandatorily redeemable preferred stock that was convertible into shares of common stock, at fair value. Accordingly, we recorded the increase or decrease in the fair value of our redeemable preferred stock as either an increase or decrease in interest expense at each reporting period. During the three months ended March 31, 2007, we recorded the related dividend accretion for the change in fair value of this security of $29.4 million as interest expense. Because all shares of series C preferred stock were redeemed by us on August 7, 2007, we have not recorded any non-cash interest expense related to mandatorily redeemable preferred stock for the three months ended March 31, 2008 (or any other periods after August 7, 2007).
     In connection with our initial public offering, we also (1) amended and restated our certificate of incorporation to increase the number of authorized shares of common stock from 2,000,000 to 70,000,000 and preferred stock from 1,000,000 to 5,000,000 and (2) effected a 9 for 1 stock split of our outstanding shares of common stock through a dividend of eight shares of common stock for each share of common stock outstanding immediately prior to the consummation of the initial public offering. All share and per share numbers in this quarterly report on Form 10-Q reflect this stock split for all periods presented.
Recent Acquisitions
     We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions. We consummated the following acquisitions during the first quarter of 2008 and in 2007:
Business Information
     On February 13, 2008, we acquired the assets of Legal and Business Publishers, Inc., which include The Mecklenburg Times, an 84-year old court and commercial publication located in Charlotte, North Carolina, and electronic products, including www.mecktimes.com and www.mecklenburgtimes.com. The Mecklenburg Times serves Mecklenburg County, North Carolina and is also qualified as a legal newspaper in Union County, North Carolina. We paid $2.8 million in cash for the assets. Under the terms of our agreement with Legal and Business Publishers, we are obligated to pay the sellers an additional $500,000 ninety days after the closing of the transaction and may be obligated to pay an additional $500,000 in cash after the first anniversary of the closing. The amount of this additional cash payment is based upon the revenues we earn from the assets during the one-year period following the closing of this acquisition.
     On March 30, 2007, we acquired the business information assets of Venture Publications, Inc., consisting primarily of several publications serving Mississippi and an annual business trade show, for $2.8 million in cash. For the three months ended March 31, 2008, we recorded an accrual of $600,000 for an additional cash payment owed to Venture Publications in connection with certain revenue targets set forth in the asset purchase agreement. We expect to make this payment during the second quarter of 2008.
Professional Services
     On February 22, 2008, APC acquired the mortgage default processing business of the Minnesota law firm, Wilford & Geske. APC acquired these assets for $13.5 million in cash. We may be obligated to pay up to an additional $2.0 million in purchase price depending upon the adjusted EBITDA for this business during the twelve months ending March 31, 2009. At the same time, APC also entered an exclusive service agreement with Wilford & Geske for the referral of mortgage default, foreclosure, bankruptcy, eviction, litigation and other mortgage default related files to us for processing. The agreement is for an initial term of 15 years and is subject to automatically renew for two additional ten year periods unless either party elects to terminate the term then-in-effect with prior notice.
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
     We have accounted for each of the acquisitions described above under the purchase method of accounting. The results of the acquired mortgage default processing services businesses of Feiwell & Hannoy and Wilford & Geske have been included in the Professional Services segment, and the results of the acquired businesses of Venture Publications, Inc. and Legal and Business Publishers, Inc. have been included in the Business Information segment, in our consolidated financial statements since the date of such acquisition.
Revenues
     We derive revenues from two operating segments, our Business Information Division and our Professional Services Division. For the three months ended March 31, 2008, our total revenues were $41.5 million, and the percentage of our total revenues attributed to each of our segments was as follows:
•	54.9% from our Business Information Division; and

•	45.1% from our Professional Services Division.
     Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. Our display and classified advertising revenues accounted for 19.6% of our total revenues and 35.7% of our Business Information Division’s revenues for the three months ended March 31, 2008. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published.
     We publish 305 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 25.6% of our total revenues and 46.7% of our Business Information Division’s revenues for the three months ended March 31, 2008. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which are affected by the number of residential mortgage foreclosures in the 13 markets where we are qualified to publish public notices because of the high volume of foreclosure notices we publish in our court and commercial newspapers. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
     We sell our business information products primarily through subscriptions. For the three months ended March 31, 2008, our circulation revenues, which consist of subscriptions and single-copy sales, accounted for 8.3% of our total revenues and 15.2% of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation revenues are driven by the number of copies sold and the subscription rates charged to customers. Our other business information revenues, comprising sales from commercial printing and database information, accounted for 1.3% of our total revenues and 2.4% of our Business Information Division’s revenues for the three months ended March 31, 2008. We recognize our other Business Information revenues upon delivery of the printed or electronic product to our customers.

     Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing and appellate services through fee-based arrangements. Through APC, we assist law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. As of March 31, 2008, we provided these services for Trott & Trott, a Michigan law firm of which David A. Trott, APC’s President, is majority shareholder and managing attorney, Feiwell & Hannoy, an Indiana law firm of which the two shareholders and principal attorneys are senior executives of APC in Indiana, and the Minnesota law firm, Wilford & Geske. The two shareholders and principal attorneys of Wilford & Geske are executive vice presidents of APC.
     For the three months ended March 31, 2008, we serviced approximately 36,600 mortgage default case files (1,600 from the acquisition of the mortgage default processing services business of Wilford & Geske), and our mortgage default processing service revenues accounted for 36.2% of our total revenues and 80.2% of our Professional Services Division’s revenues. We recognize mortgage default processing service revenues on a ratable basis over the period during which the services are provided, which was generally 31 to 64 days for Trott & Trott, 31 to 270 days for Feiwell & Hannoy, and 37 to 223 days for Wilford & Geske. We consolidate the operations, including revenues, of APC and record a minority interest adjustment for the percentage of earnings that we do not own. See “Minority Interests in Net Income of Subsidiary” for a description of the impact of the minority interests in APC on our operating results. We bill Trott & Trott, Wilford & Geske and Feiwell & Hannoy (for non-foreclosure files) for services performed and record amounts billed for services not yet performed as deferred revenue. On foreclosure files, we bill Feiwell & Hannoy in two installments and record amounts for services performed but not yet billed as unbilled services and amounts billed for services not yet performed as deferred revenue.
     We have entered into long-term services agreements with each of our law firm customers. These agreements provide for the exclusive referral of files from the law firms to APC for servicing, except that, in the case of Trott & Trott’s agreement, Trott & Trott may refer files elsewhere if it is otherwise directed by its clients. These agreements have initial terms of fifteen years, which terms may be automatically extended for up to two successive ten year periods unless either party elects to terminate the term then-in-effect with prior notice. Under each services agreement, we are paid a fixed fee for each residential mortgage default file referred by the law firm to us for servicing, with the amount of such fixed fee being based upon the type of file. We receive this fixed fee upon referral of a foreclosure case file, which consists of any mortgage default case file referred to us, regardless of whether the case actually proceeds to foreclosure. If such file leads to a bankruptcy, eviction or litigation proceeding, we are entitled to an additional fixed fee in connection with handling a file for such proceedings. We also receive a fixed fee for handling files in eviction, litigation and bankruptcy matters that do not originate from mortgage foreclosure files.
     APC’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which it does business as well as how many of the files we handle that actually result in evictions, bankruptcies and/or litigation. Our agreement with Trott & Trott contemplates the review and possible revision of the fees received by APC every two years beginning on or before January 1, 2008. Under the Feiwell & Hannoy and Wilford & Geske agreements, the fixed fee per file increases on an annual basis through 2012 and 2013, respectively, to account for inflation as measured by the consumer price index. In each year after 2012 (for Feiwell & Hannoy) and 2013 (for Wilford & Geske), APC and such customer will review and possibly revise the fee schedule for future years. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected. During the first quarter of 2008 in accordance with their respective services agreements, we increased the fixed per file fee paid for each file referred to us by Trott & Trott and Feiwell & Hannoy. At the same time, we also agreed to extend the payment terms for Trott & Trott from 30 to 45 days.
     Through Counsel Press, we assist law firms and attorneys throughout the United States in organizing, printing and filing appellate briefs, records and appendices that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. For the three months ended March 31, 2008, our appellate service revenues accounted for 8.9% of our total revenues and 19.8% of our Professional Services Division’s revenues. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the three months ended March 31, 2008, we provided appellate services to attorneys in connection with approximately 2,100 appellate filings in federal and state courts. We recognize appellate service revenues as the services are provided, which is when our final appellate product is filed with the court.
Operating Expenses
     Our operating expenses consist of the following:
•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for our editorial personnel in our Business Information Division and the processing staff at APC and Counsel Press, and production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and the cost of delivery of our business information products;

•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing related expenses and other office-related payments;

•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from two to thirty years; and

•	Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from one to thirty years.
Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may shift between fiscal periods.
Equity in Earnings of The Detroit Legal News Publishing
     We own 35.0% of the membership interests in The Detroit Legal News Publishing, LLC (DLNP), the publisher of The Detroit Legal News and nine other publications. We account for our investment in DLNP using the equity method. Our percentage share of DLNP’s earnings was $1.6 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively, which we recognized as operating income. This is net of amortization of $0.4 million for both periods. APC handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
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
Minority Interest in Net Income of Subsidiary
     Minority interest in net income of subsidiary for the three months ended March 31, 2008 consisted of the following:

•	a 9.1% membership interest in APC held by (1) Trott & Trott from January 1, 2008 through January 31, 2008 and (2) APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including APC President Dave Trott and APC’s two executive vice presidents in Michigan, from February 1, 2008 through March 31, 2008; and

•	a 2.3% membership interest in APC that Feiwell & Hannoy held for the period of January 1, 2008 through February 21, 2008 and a 2.0% membership interest in APC that Feiwell & Hannoy held for the period of February 22, 2008 through March 31, 2008.
     You should refer to “Recent Developments” earlier in this report for information about the change in our ownership in APC during the three months ended March 31, 2008.
     Under the terms of the APC operating agreement, each month, we are required to distribute APC’s earnings before interest, taxes, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of APC, capital expenditures and working capital reserves to APC’s members on the basis of common equity interest owned. We paid the following distributions in the three months ended March 31, 2008 and 2007:
•	$0.3 million and $0.4 million to Trott & Trott (or APC Investments, LLC since February 1, 2008), respectively; and

•	$0.1 million to Feiwell & Hannoy in both periods.
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
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States and the discussion of our financial condition and results of operations is based on these financial statements. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
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
     We believe the critical accounting policies that require the most significant estimates, assumptions and judgments to be used in the preparation of our consolidated financial statements are as follows: purchase accounting, valuation of our equity securities of privately-held companies for periods prior to our initial public offering, impairment of goodwill, other intangible assets and other long-lived assets, share-based compensation expense, income tax accounting, and allowances for doubtful accounts. See Note 1 to the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 in our annual report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 28, 2008, for discussion (in addition to that provided below) as to how we apply these policies.
Purchase Accounting
     During the three months ended March 31, 2008, we applied purchase accounting to the following acquisitions: 1) the assets of Legal and Business Publishers, Inc., including The Mecklenberg Times; 2) the mortgage default processing services business of Wilford & Geske; and 3) the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC. See Note 3 to our unaudited condensed consolidated financial statements included in this report on Form 10-Q for more information about the application of purchase accounting to these acquisitions.
Valuation of Our Company Equity Securities
     Prior to the consummation of our initial public offering when we redeemed all issued and outstanding shares of our preferred stock, there was no market for our common stock. As a result, the valuation of our common stock has had a material effect on our operating results because we accounted for our mandatorily redeemable preferred stock at fair value. Accordingly, we recorded the increase or decrease in the fair value of our redeemable preferred stock as either an increase or decrease in interest expense at each reporting period. During the three months ended March 31, 2008 and 2007, we recorded non-cash interest expense of zero and $29.9 million, respectively. Determining the fair value of our redeemable preferred stock (for periods before August 7, 2007) required us to value two components: (1) the fixed redeemable portion and (2) the common stock conversion portion.
     We determined the fair value of the fixed portion by calculating the present value of the amount that was mandatorily redeemable, including accreted dividends, on July 31, 2010 as of each balance sheet date. During the three months ended March 31, 2007, we used a discount rate of 13.0% to calculate such present value based on a weighted average cost of capital analysis. The portion of the non-cash interest expense related to the fixed portion was $1.7 million for the three months ended March 31, 2007. There was not a similar expense for the three months ended March 31, 2008 or other periods after August 7, 2007 when we redeemed all outstanding shares of our preferred stock.
     The estimated fair value of our common stock per share was $9.78 at March 31, 2007. For information about the objective and subjective factors we considered in estimating the fair value of common stock as of March 31, 2007, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Our Company Equity Securities” in our final prospectus relating to our initial public offering filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, and available at the SEC’s website at www.sec.gov.
Goodwill, Other Intangible Assets and Other Long-Lived Assets
     We determine the estimated economic lives and related amortization expense for our intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense. If the unamortized balance were deemed to be unrecoverable, we would recognize an impairment charge to the extent necessary to reduce the unamortized balance to the amount of expected future discounted cash flows, with the amount of such impairment charged to operations in the current period. We estimate useful lives of our intangible assets by reference to current and projected dynamics in the business information and mortgage default processing service industries and anticipated competitor actions. The amount of net income for the three months ended March 31, 2008 would have been approximately $0.2 million higher if the actual useful lives of our finite-lived intangible assets were 10% longer than the estimates and approximately $0.2 million lower if the actual useful lives of our finite-lived intangible assets were 10% shorter than the estimates.
Share-Based Compensation Expense
     SFAS No. 123(R) requires that all share-based payments to employees and non-employee directors, including grants of stock options and shares of restricted stock, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued. We estimate the fair value of share-based awards that contain performance conditions using the Black-Scholes option pricing model at the grant date, with compensation expense recognized as the requisite service is rendered. As of the three months ended March 31, 2008 and 2007, we had issued no market based awards. We have reserved 2,700,000 shares of our common stock for issuance under our incentive compensation plan, of which 1,540,604 shares were available for issuance under the plan as of March 31, 2008.
     Stock Options. At March 31, 2008, options to purchase 991,381 shares of common stock were outstanding, of which options to purchase 63,000 shares of common stock were vested. The average weighted exercise price of all outstanding options is $13.03. The weighted average remaining contractual life of all outstanding options is 6.63 years. The weighted average grant date fair value for all outstanding options is $4.32. We did not grant any stock options during the three months ended March 31, 2008 and an insignificant number of options outstanding at December 31, 2007 were forfeited by grantees whose employment with us ended during the three months ended March 31, 2008. Our share-based compensation expense for all granted options under SFAS 123(R) for the three months ended March 31, 2008 and 2007 was approximately $267,000 ($258,000 of which is including in selling, general and administrative expenses and $9,000 of which is included in direct operating expenses) and $10,000 (all of which is included in selling, general and administrative expenses), respectively, before income taxes. As of March 31, 2008, our estimated aggregate unrecognized share-based compensation expense for all unvested stock options was $3.5 million, which we expect to recognize over a weighted-average period of approximately 3.1 years.
     Restricted Stock. At March 31, 2008, we had 149,161 nonvested restricted shares of common stock outstanding. The weighted average grant date fair value of the nonvested restricted stock is $14.54. Our share-based compensation expense for all restricted shares under SFAS 123(R) for the three months ended March 31, 2008 was approximately $132,000 ($78,000 of which is including in selling, general and administrative expenses and $54,000 of which is included in direct operating expenses) before income taxes. There was no comparable expense for the three months ended March 31, 2007 because we had no outstanding grants of restricted stock during that period. As of March 31, 2008, our estimated aggregate unrecognized share-based compensation expense for all unvested restricted shares was $1.8 million, which we expect to recognize over a weighted-average period of approximately 3.3 years. We did not grant any shares of restricted stock during the three months ended March 31, 2008. An insignificant number of the shares of restricted stock that were not vested at December 31, 2007 were forfeited by grantees whose employment with us ended during the three months ended March 31, 2008.
Income Taxes
     The provision of income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which we operate. For the three months ended March 31, 2008 and 2007, we used an effective tax rate of 41% and 37%, respectively, based on our annual projected income in accordance with APB No. 28. The Internal Revenue Service recently opened our federal tax returns for the year ended December 31, 2005 for audit. We do not expect the completion of this audit to have a material effect on our consolidated financial statements.
Accounts Receivable Allowances
     We extend credit to our advertisers, public notice publishers, commercial printing customers and professional service customers based upon an evaluation of each customer’s financial condition, and collateral is generally not required. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. We believe that no significant concentration of credit risk exists with respect to our Business Information Division. We had a significant concentration of credit risk with respect to our Professional Services Division as of March 31, 2008 because the amount due from Trott & Trott was $7.0 million, or 26.3% of our consolidated net accounts receivable balance, and the amount due from Feiwell & Hannoy was $3.7 million, or 13.9% of our consolidated net receivable balance. However, to date, we have not experienced any problems with respect to collecting prompt payment from Trott & Trott or from Feiwell & Hannoy, each of which are required to remit all amounts due to APC with respect to files serviced by APC in accordance with the time periods agreed to by the parties. See “Liquidity and Capital Resources” below for information regarding our receivables, allowance for doubtful accounts and day sales outstanding.

New Accounting Pronouncements
     For information regarding new accounting pronouncements, you should refer to Note 1 of our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Adjusted EBITDA
     The adjusted EBITDA measure presented consists of net income (loss) before:
•	non-cash interest expense related to redeemable preferred stock;

•	interest expense, net;

•	income tax expense;

•	depreciation and amortization;

•	non-cash compensation expense; and

•	minority interest in net income of subsidiary;

and after:
•	minority interest distributions paid.
Management’s Use of Adjusted EBITDA
     We are providing adjusted EBITDA, a non-GAAP financial measure, along with GAAP measures, as a measure of profitability because adjusted EBITDA helps us evaluate and compare our performance on a consistent basis for different periods of time. We believe this non-GAAP measure, as we have defined it, helps us evaluate and compare our performance on a consistent basis for different periods of time by removing from our operating results the impact of the non-cash interest expense arising from the common stock conversion option in our Series C preferred stock (which had no impact on our financial performance for the three months ended March 31, 2008 because we redeemed all of our outstanding shares of preferred stock, including shares issued upon conversion of the Series C preferred stock, in connection with our initial public offering on August 7, 2007), as well as the impact of our net cash or borrowing position, operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization, which impact has been significant and fluctuated from time to time due to the variety of acquisitions that we have completed since our inception. Similarly, our presentation of adjusted EBITDA also excludes non-cash compensation expense because this is a non-cash charge for stock options and restricted shares of common stock that we have granted. We exclude this non-cash expense from adjusted EBITDA because we believe any amount we are required to record as share-based compensation expense contains subjective assumptions over which our management has no control, such as share price and volatility.
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

     The following is a reconciliation of our net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$4,007	$(27,786)
Non-cash interest expense related to redeemable preferred stock	—	29,942
Interest expense, net	2,451	2,035
Income tax expense	2,758	3,140
Amortization of intangibles	2,219	1,844
Depreciation expense	1,101	755
Amortization of DLNP intangible	377	360
Non-cash compensation expense	399	10
Minority interest in net income of subsidiary	557	900
Cash distributions to minority interest	(373)	(466)

Adjusted EBITDA	$13,496	$10,734

RESULTS OF OPERATIONS
     The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands):

	Three Months Ended March 31,
		% of		% of
	2008	Revenues	2007	Revenues
Revenues:
Business Information	$22,771	54.9%	$19,480	54.6%
Professional Services	18,740	45.1%	16,215	45.4%

Total revenues	41,511	100.0%	35,695	100.0%

Operating expenses:
Business Information	18,352	44.2%	15,903	44.6%
Professional Services	12,951	31.2%	11,132	31.2%
Unallocated corporate operating expenses	2,003	4.8%	1,336	3.7%

Total operating expenses	33,306	80.2%	28,371	79.5%
Equity in earnings of The Detroit Legal News Publishing, LLC, net of amortization	1,557	3.8%	915	2.6%

Operating income	9,762	23.5%	8,239	23.1%
Non-cash interest expense related to redeemable preferred stock	—	0.0%	(29,942)	(83.9)%
Interest expense, net	(2,451)	(5.9)%	(2,035)	(5.7)%
Other income (expense), net	11	0.0%	(8)	0.0%

Income (loss) before income taxes	7,322	17.6%	(23,746)	(66.5)%
Income tax expense	(2,758)	(6.6)%	(3,140)	(8.8)%
Minority interest	(557)	(1.3)%	(900)	(2.5)%

Net income (loss)	$4,007	9.7%	$(27,786)	(77.8)%

Adjusted EBITDA	$13,496	32.5%	$10,734	30.1%

Three Months Ended March 31, 2008
Compared to Three Months Ended March 31, 2007
Revenues

	Three Months Ended March 31,
	2008	2007	Increase
	($’s in millions)
Total revenues	$41.5	$35.7	$5.8	16.3%
     The increase in total revenues consists of the following:
•	$1.6 million of revenues from businesses we acquired on or after January 1, 2007, which we refer to as “acquired businesses.” These revenues consisted of: (1) $0.6 million in revenues from the assets of Venture Publications (including the Mississippi Business Journal) acquired on March 30, 2007; (2) $0.3 million in revenues from the assets of Legal and Business Publishers (including The Mecklenburg Times) acquired on February 13, 2008; and (3) $0.6 million in revenues from the mortgage default processing services business of Wilford & Geske acquired on February 22, 2008. Acquired businesses do not include fold in acquisitions, which we define below. In making this comparison, we did not consider the mortgage default processing services business of Feiwell & Hannoy as an “acquired business” because we acquired this business on January 9, 2007 and owned this business for all but five business days of the first quarter of 2007.

•	$4.3 million of revenues from organic revenue growth. We define organic revenue growth as the net increase in revenue produced by: (1) businesses we owned and operated prior to January 1, 2007, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangibles we purchased on or after January 1, 2007, and integrated into our existing businesses; and (3) businesses that we account for as acquisitions under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations,” but do not report separately for internal financial purposes, which we refer to as “fold in acquisitions.” In the first quarter of 2008, almost all of this revenue growth was a result of our existing businesses.
We derived 54.9% and 54.6% of our total revenues from our Business Information Division and 45.1% and 45.4% of our total revenues from our Professional Services Division for the three months ended March 31, 2008 and 2007, respectively. This slight change in mix resulted from a $3.1 million, or 40.6%, increase in public notice revenues in our Business Information Division and a $0.4 million, or 9.0%, decline in appellate services revenues in our Professional Services Division.
Operating Expenses

	Three Months Ended March 31,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$33.3	$28.4	$4.9	17.4%
Direct operating expense	13.9	12.4	1.4	11.6%
Selling, general and administrative expenses	16.1	13.3	2.8	20.8%
Depreciation expense	1.1	0.8	0.3	45.8%
Amortization expense	2.2	1.8	0.4	20.3%
     Operating expenses attributable to our corporate operations increased $0.7 million, or 49.9%, to $2.0 million, for the three months ended March 31, 2008, from $1.3 million for the three months ended March 31, 2007. These expenses consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs and costs associated with being a public company. The increase in operating expenses attributable to corporate operations was primarily due to increased stock-based compensation costs, insurance costs, and professional services. Total operating expenses as a percentage of revenues increased slightly to 80.2% for the three months ended March 31, 2008 from 79.5% for the three months ended March 31, 2007.
     Direct Operating Expenses.  The increase in direct operating expenses consisted of a $0.8 million increase in our Business Information Division and a $0.7 million increase in our Professional Services Division, which were largely due to annual salary increases and other increased personnel costs, including $0.1 million of stock-based compensation expense recorded in the three months ended March 31, 2008. You should refer to the more detailed discussions in the Business Information Division Results and Professional Services Division Results below for more information regarding the causes of this increase. Direct operating expenses as a percentage of revenue decreased from 34.9% as of March 31, 2007 to 33.4% as of March 31, 2008 due to the increase in our higher margin revenues from our Professional Services Division.
     Selling, General and Administrative Expenses.  The increase in our selling, general and administrative expenses consisted of a $1.6 million increase in our Business Information Division, a $0.6 million increase in our Professional Services Division and a $0.6 million increase in unallocated corporate costs as discussed above. These increases are largely due to annual salary increases and other increased personnel costs, including $0.3 million of stock-based compensation expense recorded in the three months ended March 31, 2008. Selling, general and administrative expenses also increased in the first quarter of 2008 as a result of $0.3 million of expenses we incurred in connection with being a public company. We expect our selling, general and administrative expenses to increase for the remainder of 2008 by at least $1.7 million as a result of these costs, including costs we expect to incur as we prepare to comply with the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act will require annual management assessment of the effectiveness of our internal control over financial reporting and an attestation report by our independent auditors on our internal control over financial reporting beginning with the year ending December 31, 2008. You should refer to the more detailed discussions in the Business Information Division Results and Professional Services Division Results below for more information regarding the causes of this increase. Selling, general and administrative expense as a percentage of revenue increased slightly to 38.8% as of March 31, 2008 from 37.3% as of March 31, 2007.
     Depreciation and Amortization Expense.  Our depreciation expense increased due to increased levels of property and equipment in the three months ended March 31, 2008. Our amortization expense increased due primarily to the amortization of finite-lived intangible assets acquired in the February 2008 acquisitions.
Adjusted EBITDA

	Three Months Ended March 31,
	2008	2007	Increase
	($’s in millions)
Adjusted EBITDA	$13.5	$10.7	$2.8	25.7%
Adjusted EBITDA margin	32.5%	30.1%	2.4%	8.0%
     Adjusted EBITDA (as defined and discussed above) and adjusted EBITDA margin (adjusted EBITDA as a percentage of our total revenues) increased due to the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of adjusted EBITDA. Our adjusted EBITDA margin increased in part as a result of increases in higher margin revenue streams, such as public notice and mortgage default processing services.
Non-Cash Interest Expense Related to Redeemable Preferred Stock

	Three Months Ended March 31,
	2008	2007	Decrease
	($’s in millions)
Non-cash interest expense related to redeemable preferred stock	$—	$29.9	$(29.9)	(100%)
     Non-cash interest expense related to redeemable preferred stock consisted of non-cash interest expense related to the dividend accretion on our Series A preferred stock and Series C preferred stock and the change in the fair value of our Series C preferred stock. In connection with our initial public offering, we converted the series C preferred stock into shares of Series A preferred stock, Series B preferred stock and common stock. We then used a portion of the net proceeds of the offering to redeem the Series A preferred stock and Series B preferred stock, including shares of Series A preferred stock and series B preferred stock issued upon conversion of the Series C preferred stock. As a result of this redemption, there are currently no shares of preferred stock issued and outstanding. Therefore, we have not recorded, and do not expect to record, any non-cash interest expense related to our preferred stock for other periods after August 7, 2007, including the three months ended March 31, 2008.
Interest Expense, Net

	Three Months Ended March 31,
	2008	2007	Increase
	($’s in millions)
Interest expense, net	$2.5	$2.0	$0.4	20.4%
     Interest expense, net consists primarily of interest expense on outstanding borrowings under our bank credit facility and the change in the estimated fair value of our interest rate swaps, offset partially by interest income from our invested cash balances. Interest expense, net increased due primarily to $1.0 million of increased expense in connection with our interest rate swaps because of a decrease in interest rates. This increase was partially offset by decreased interest of $0.6 million in connection with our bank credit facility due to decreased average outstanding borrowings under our bank credit facility. Under the terms of our credit facility, we are required to manage our exposure to certain interest rate changes, and therefore, we use interest rate swaps to manage our risk to certain interest rate changes associated with a portion of our floating rate long-term debt. For the three months ended March 31, 2008, our average outstanding borrowings were $65.6 million compared to $89.7 million for the three months ended March 31, 2007. An increase in outstanding borrowings to finance acquisitions in 2008 and 2007 was offset by the $30 million reduction in debt paid with proceeds from our initial public offering.
Income Tax Expense

	Three Months Ended March 31,
	2008	2007	Decrease
	($’s in millions)
Income tax expense	$2.8	$3.1	$(0.4)	(12.2)%
     Our income tax expense decreased because of the effect our non-cash interest expense (which we have not recorded for periods after August 7, 2007) had on taxable income in 2007. For 2008, we project our effective tax rate to be 40.8%.  The increase in the projected effective tax rate from 2007 is due to state taxes, primarily from increased taxes in Michigan due to its new tax law.  In 2007, our effective tax rate of 37.4% differs from the statutory U.S. federal corporate income tax rate of 35.0% due to the non-cash interest expense that we recorded for dividend accretion and the change in the fair value of our series C preferred stock of $29.9 million in the three months ended March 31, 2007, which was not deductible for tax purposes.
Business Information Division Results
Revenues

	Three Months Ended March 31,
	2008	2007	Increase (decrease)
	($’s in millions)
Total Business Information Division Revenues	$22.8	$19.5	$3.3	16.9%
Display and classified advertising revenues	8.1	7.5	0.6	8.0%
Public notice revenues	10.6	7.6	3.1	40.6%
Circulation revenues	3.5	3.6	(0.2)	(5.1)%
Other revenues	0.5	0.7	(0.2)	(26.2)%
     Our display and classified advertising revenues increased primarily due to the assets of Venture Publications, Inc. Our public notice revenues increased primarily due to the increased number of foreclosure notices placed in our publications and, to a lesser extent, the assets of Legal and Business Publishers, Inc.
     Circulation revenues decreased slightly due to a decline in the number of paid subscribers between March 31, 2007 and March 31, 2008. As of March 31, 2008, our paid publications had approximately 71,600 subscribers (including approximately 1,300 paid subscribers from the acquisition of The Mecklenburg Times from Legal and Business Publishers, Inc.), a decrease of approximately 2,300, or 3.1%, from total paid subscribers of approximately 73,800 as of March 31, 2007. The majority of this decrease in paid subscribers over these periods resulted from: (1) non-renewals of discounted bulk subscriptions at several law firms; (2) low response rates to circulation promotions and a decline in renewals of first-year subscribers for LawyersUSA; and (3) timing issues related to Newspapers In Education paid subscriptions programs. We believe reader preference for on-line and web site access to our business journals, some of which we offer at discounted rates or no fee, has also contributed to a decline in circulation revenues. Revenues we lost from this decline in paid subscribers was partially offset by increased newsstand sales and an increase in the average price per paid subscription.
     One of our paid publications, The Daily Record in Maryland, as well as the business information products we target to the Missouri markets and the Minnesota market, each accounted for over 10% of our Business Information Division’s revenues for the three months ended March 31, 2008.
Operating Expenses

	Three Months Ended March 31,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$18.4	$15.9	$2.4	15.4%
Direct operating expense	7.6	6.8	0.8	11.1%
Selling, general and administrative expenses	9.6	8.0	1.6	19.6%
Depreciation expense	0.4	0.3	0.1	36.6%
Amortization expense	0.7	0.7	—	0.7%
     Direct operating expenses increased primarily due to increases in overall wage costs (including annual salary increases and increased stock-based compensation expense) and other operating costs such as postage and printing, including $0.2 million of increased costs due to the assets of Venture Publications and Legal and Business Publishers. Selling, general and administrative expenses increased due to $0.6 million of costs from these same assets. The balance of the increase in the Business Information Division selling, general and administrative expenses resulted from increases in overall wage costs (including annual salary increases and increased stock-based compensation expenses) and costs of various marketing promotions. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 80.6% for the three months ended March 31, 2008 from 81.6% for the three months ended March 31, 2007. Increases in public notice revenues, which has a higher margin than other revenue sources for this division, primarily contributed to this decrease.
Professional Services Division Results
Revenues

	Three Months Ended December 31,
	2008	2007	Increase (decrease)
	($’s in millions)
Total Professional Services Division revenues	$18.7	$16.2	$2.5	15.6%
Mortgage default processing service revenues	15.0	12.1	2.9	23.8%
Appellate services revenues	3.7	4.1	(0.4)	(9.0)%
     Professional Services Division revenues increased primarily due to the increase in mortgage default processing service revenues. This increase was attributable to the revenues from APC’s mortgage default processing service businesses that we acquired from Wilford & Geske in February 2008, as well as an increase in the number of mortgage default case files processed in the first three months of 2008 for our other two customers and an increase in the fee per file APC charges to Trott & Trott and Feiwell & Hannoy. For the three months ended March 31, 2008, we serviced approximately 36,600 mortgage default case files for our law firm customers (including approximately 1,600 files referred to us from Wilford & Geske), compared to approximately 30,100 mortgage default case files that we serviced for clients of our law firm customers for the three months ended March 31, 2007.
     The decrease in appellate services revenues primarily resulted from the completion of several large cases Counsel Press handled in the first quarter of 2007. Counsel Press did not handle any large cases in the three months ended March 31, 2008. In addition, Counsel Press assisted with fewer appellate filings in the first three months of 2008 as compared to the first three months of 2007 (approximately 2,100 in 2008 compared to approximately 2,200 in 2007).

Operating Expenses

	Three Months Ended December 31,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$13.0	$11.1	$1.8	16.3%
Direct operating expense	6.3	5.6	0.7	12.2%
Selling, general and administrative expenses	4.7	4.1	0.6	14.6%
Depreciation expense	0.5	0.3	0.2	49.4%
Amortization expense	1.5	1.1	0.4	33.5%
     Direct operating expenses increased as a result of increases in personnel expenses in APC. These personnel expenses increased as a result of overall annual salary increases and adding additional staff in connection with an increase in the number of files processed between March 31, 2008 and March 31, 2007. In addition, APC incurred an additional $0.1 million of costs (including personnel costs) associated with our acquisition of the mortgage default processing services business of Wilford & Geske in late February 2008. Selling, general and administrative expenses increased primarily due to increases in overall wage costs and health insurance costs, the write off of some professional fees incurred in connection with evaluating a potential acquisition that we are no longer pursuing, and the inclusion of $0.1 million of costs associated with operating the mortgage default processing services business of Wilford & Geske we acquired in February 2008.
     Amortization expense increased due to the amortization of finite-lived intangible assets associated with the acquisition of the mortgage default processing business of Wilford & Geske in February 2008, as well as our purchase of membership interests in APC from its minority members in November 2007. Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue increased slightly to 69.1% for the three months ended March 31, 2008 from 68.7% for the three months ended March 31, 2007.
Off Balance Sheet Arrangements
     We have not entered into any off balance sheet arrangements.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, sales of our equity securities, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital deficit and long-term debt, less current portion as of March 31, 2008 and December 31, 2007, as well as cash flows for the three months ended March 31, 2008 and 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Cash and cash equivalents	$1,037	$1,346
Working capital deficit	(2,031)	(5,460)
Long-term debt, less current portion	68,625	56,301

	Three Months
	Ended March 31,
	2008	2007
Net cash provided by operating activities	$3,752	$7,172
Net cash used in investing activities:	(18,864)	(18,634)
Acquisitions and investments	(17,422)	(17,288)
Capital expenditures	(1,442)	(1,346)
Net cash provided by financing activities	14,803	12,082

Cash Flows Provided by Operating Activities
     The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
     Net cash provided by operating activities for the three months ended March 31, 2008 decreased $3.4 million, or 47.7%, to $3.8 million from $7.2 million for the three months ended March 31, 2007. This decrease was primarily the result of (1) an increase in accounts receivable, due to the extension of payment terms for Trott & Trott in connection with their revised fee structure, which we changed during the first quarter of 2008; (2) a decrease in accounts payable, due to the timing of vendor payments, and (3) a decrease in accrued compensation, due to the payment of year-end bonuses in the first quarter of 2008, including those for our executive officers.
     Working capital increased $3.4 million, or 62.8%, to $(2.0) million at March 31, 2008, from $(5.5) million at December 31, 2007. Current liabilities increased $2.1 million, or 6.7%, to $32.5 million at March 31, 2008 from $30.4 million at December 31, 2007. Accounts payable and accrued liabilities increased $0.1 million, or 0.8%, to $14.4 million at March 31, 2008 from $14.3 million at December 31, 2007. Current deferred revenue increased $0.6 million, or 5.1%, to $12.0 million at March 31, 2008 from $11.4 million at December 31, 2007. Current assets increased $5.5 million, or 22.0%, to $30.4 million at March 31, 2008 from $24.9 million at December 31, 2007. This increase was due primarily to the growth of accounts receivable by $5.8 million from $20.7 million at December 31, 2007 to $26.5 million at March 31, 2008, primarily as a result of the revised payment terms given to Trott & Trott. This increase was offset partially by a $0.3 million decrease in cash from $1.3 million at December 31, 2007 to $1.0 million at March 31, 2008.
     Our allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of March 31, 2008 and December 31, 2007 is set forth in the table below:

	March 31, 2008	December 31, 2007
Allowance for doubtful accounts as a percentage of gross accounts receivable	4.2%	5.8%
Day sales outstanding	63.4	54.6
     We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. Our DSO increased from December 31, 2007 to March 31, 2008 because we extended the payment terms with Trott & Trott in the first quarter of 2008 from 30 days to 45 days in connection with an increase to the per file fee we charge Trott & Trott.
     We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $1.4 million in each of the three months ended March 31, 2008 and 2007. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.
Cash Flows Used by Investing Activities
     Net cash used by investing activities increased $0.2 million, or 1.2%, to $(18.9) million in the three months ended March 31, 2008 from $(18.6) million in the three months ended March 31, 2007. Uses of cash in both periods pertained to acquisitions, capital expenditures and purchases of software. Cash paid for acquisitions totaled $17.4 million for the three months ended March 31, 2008 and $17.3 million for the three months ending March 31, 2007. Capital expenditures and purchases of software were approximately $1.4 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively.  A new voice over internet protocol telephone system, as well as spending on our proprietary case management software in Indiana, accounted for about a quarter of our capital expenditure spending in the first quarter of 2008. We incurred the balance of our capital expenditures this quarter on various equipment, software and furniture purchases. We continue to expect the costs for capital expenditures to range between 3.5% and 4.5% of our total revenues, on an aggregated basis, for the year ending December 31, 2008, some of which we expect to use to upgrade our press operations and purchase related machinery. In the first three months of 2007, building a new data center to support our Business Information and Professional Services Division at our suburban Detroit office accounted for approximately 37.0% of the total capital expenditures for that period.
     Finite-lived intangible assets increased $12.4 million, or 13.9%, to $101.3 million at March 31, 2008 from $88.9 million as of December 31, 2007. This increase was due to finite-lived intangible assets acquired as part of the acquisition of the assets of Legal and Business Publishers, Inc., and APC’s acquisition of the mortgage default processing services business of Wilford & Geske. These items were partially offset by increased amortization expense.
     Goodwill increased $3.2 million, or 4.0%, to $82.2 million as of March 31, 2008 from $79.0 million as of December 31, 2007. This increase was due to goodwill acquired as part of APC’s acquisition of the mortgage default processing services business of Wilford & Geske and goodwill related to additional purchase price in connection with the acquisition of Venture Publications.
Cash Flows Provided by Financing Activities
     Net cash provided by financing activities primarily includes borrowings under our revolving credit agreement and the issuance of long-term debt. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, the redemption of any preferred stock, and the payment of fees associated with the issuance of long-term debt
     Net cash provided by financing activities increased $2.7 million to $14.8 million in the three months ending March 31, 2008 from $12.1 million in the three months ended March 31, 2007. This increase was due to the combination of the following: an increase in net borrowings of senior term notes, a reduction in the net payments on the senior revolving note, and the reduction of payments on senior long-term debt in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. Long-term debt, less current portion, increased $12.3 million, or 21.9%, to $68.6 million as of March 31, 2008 from $56.3 million as of December 31, 2007.
     Credit Agreement.  On August 8, 2007, we, including our consolidated subsidiaries, entered into a second amended and restated credit agreement, effective August 8, 2007, with a syndicate of bank lenders and U.S. Bank National Association, as LC bank and lead arranger and as agent for the lenders, for a $200 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50 million due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility in an aggregate amount of up to $150 million with a final maturity date of August 8, 2012. At any time the outstanding principal balance of revolving loans under the revolving credit facility exceeds $25 million, such revolving loans will convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of August 8, 2014. The second amended and restated credit agreement restated our original credit agreement in its entirety. It also contains provisions for the issuance of letters of credit under the revolving credit facility.
     On August 7, 2007, we used $30.0 million of net proceeds from our initial public offering to repay a portion of the outstanding principal balance of the variable term loans outstanding under our existing credit facility. The remaining balance of the variable term loans and outstanding revolving loans, plus all accrued interest and fees thereon, was converted to $50.0 million of term loans under the term loan facility and approximately $9.1 million of revolving loans under the revolving credit facility. In February 2008, we drew down $16.0 million to fund the acquisitions of the assets of Legal and Business Publishers, including The Mecklenburg Times, and the mortgage default processing services business of Wilford & Geske and general working capital needs. In March 2008, we converted $25.0 million of the revolving loans then-outstanding under the credit facility to term loans. Immediately after this conversion, we had an aggregate of $73.8 million in term loans and no revolving loans outstanding under the credit facility. The term loans, including those issued as a result of this conversion, are payable in quarterly installments with a final maturity date of August 8, 2014. As of March 31, 2008, we had $73.1 million outstanding under our term loan, and no amount outstanding under our revolving line of credit and available capacity of approximately $125.0 million, after taking into account the senior leverage ratio requirements under the credit agreement. We expect to use the remaining availability under our credit agreement for working capital and other general corporate purposes, including the financing of acquisitions.
     Our credit agreement permits us to elect whether outstanding amounts under the term loan facility and the revolving credit facility accrue interest based on the prime rate or LIBOR as determined in accordance with the second amended and restated credit agreement, in each case, plus a margin that fluctuates on the basis of the ratio of our and our consolidated subsidiaries’ total liabilities to pro forma EBITDA. The margin on the prime rate loans may fluctuate between 0% and 0.5% and the margin on the LIBOR loans may fluctuate between 1.5% and 2.5%. At March 31, 2008, the weighted average interest rate on our senior term note was 5.7%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals.
     Our obligations under the credit agreement are the joint and several liabilities of us and our consolidated subsidiaries and are secured by liens on substantially all of the assets of such entities, including pledges of equity interests in the consolidated subsidiaries.
     Our credit agreement prohibits redemptions and provides that in the event we issue any additional equity securities, 50% of the cash proceeds of the issuance must be paid to our lenders in satisfaction of any outstanding indebtedness. Our credit agreement also contains a number of negative covenants that limit us from, among other things and with certain thresholds and exceptions:
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
     Our credit agreement also requires that, as of the last day of any fiscal quarter, we not permit our senior leverage ratio to be more than 4.50 to 1.00 and our fixed charge coverage ratio to be less than 1.20 to 1.00. This senior leverage ratio represents, for any particular date, the ratio of our outstanding indebtedness (less our subordinated debt and up to a specified amount of our cash and cash equivalents) to our pro forma EBITDA, calculated in accordance with our second amended and restated credit agreement, for the four fiscal quarters ended on, or most recently ended before, the applicable date. Our fixed charge coverage ratio, for any particular date, is equal to the ratio of (1) our adjusted EBITDA, calculated in accordance with our second amended and restated credit agreement (less income taxes paid in cash, net capital expenditures paid in cash, and certain restricted payments paid in cash), to (2) interest expense plus principal payments on account of the term loan facility and our interest bearing liabilities plus all payments made pursuant to non-competition or consulting fees paid by us in connection with acquisitions, for the four fiscal quarters ended on, or most recently ended before, the applicable date.
Future Needs
     We expect that cash flow from operations, supplemented by short and long term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements. We plan to continue to develop and evaluate potential acquisitions to expand our product and service offerings and customer base and enter new geographic markets. We intend to fund these acquisitions over the next twelve months with funds generated from operations and borrowings under our credit facility. We may also need to raise money to fund these acquisitions through the sales of our equity securities or additional debt financing. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our short and long-term assets, our relative levels of debt and equity, the financial condition and operations of acquisition targets (in the case of acquisition financing) and the overall condition of the credit markets.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of March 31, 2008, we had swap arrangements that convert the $40.0 million of our variable rate term loan into a fixed rate obligation. Under our bank credit facility, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of March 31, 2008, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, the fair value is classified within other assets on our balance sheet and as a reduction of interest expense in our statement of operations for the year then ended. For the three months ended March 31, 2008 and 2007, we recognized an increase of $1.2 million and $0.2 million, respectively, of interest expense related to the decrease in fair value of the interest rate swap agreements. For the three months ended March 31, 2008 and 2007, the estimated fair value of our fixed interest rate swaps was a liability of $2.4 million and $0.2 million, respectively.
     If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.
     Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $48,000 (pre-tax) in the three months ended March 31, 2008.
Item 4T.  Controls and Procedures
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
Changes in Internal Control over Financial Reporting
     During the three months ended March 31, 2008, we implemented a new accounting software package (Mas 500). This system is used for general ledger accounting, accounts payable and accounts receivable and includes the ability to consolidate the financial results of our subsidiaries. We had previously used an earlier version of this software that did not have the capability to consolidate the financial results of our subsidiaries, which resulted in a manual consolidation of our financial results. Other than this change, there were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
     We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, and we do not believe that any such existing litigation is material to our financial condition or results of operations.
Item 1A. Risk Factors
     Other than the risk factor set forth below, there have been no material changes from the risk factors we previously disclosed in “Risk Factors” in Item 1A of our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008:
Changes in court practices or procedures may affect the filing and service requirements for appellate case filings or may reduce or eliminate the amount of appellate case filings, either of which could adversely affect Counsel Press’s revenues, profitability and growth opportunities or adversely restrict its operations.
     As federal courts continue to rely on, and state courts continue to consider and implement rules for, electronic filing of appellate cases, these courts may consider changes that would further simplify the filing process for appellate cases. As an example, the U.S. Court of Appeals for the Fourth Circuit (Richmond, Virginia) has recently modified a local rule, eliminating the requirement that parties serve paper copies of appellate briefs on other parties in the matter. While this modification will have a marginal negative effect on Counsel Press’ revenues, Counsel Press does receives revenues from various stages of the filing process, including service of appellate briefs to opposing parties. If we are unable to find revenue sources or change our business model to replace revenue lost from the elimination of one or more of these processes or otherwise respond to these changes, our Counsel Press operations may be adversely affected.
     Counsel Press’ operations may also be adversely affected if courts change their practices for accepting direct or discretionary appeal cases or if courts implement mandatory pre-litigation or post-litigation settlement or alternate dispute resolution programs, any of which could reduce the number of appellate case filings available for Counsel Press to process.
Item 2. Unregistered Sales of Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4.  Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     On May 5, 2008, Cornelis Brakel notified the Company that he was resigning as a member of its board of directors effective at the Annual Meeting of Stockholders, which is scheduled to occur on Monday, May 12, 2008. Mr. Brakel resigned for personal reasons and his resignation did not result from any disagreements between management and Mr. Brakel on any matter related to the Company’s operations, policies or practices. Mr. Brakel was a member of the board’s nominating and corporate governance committee.
     Also, on May 5, 2008, the New York Stock Exchange notified the Company that, due to the recent death of David Michael Winton, who was the only candidate nominated for election at the Company’s Annual Meeting of Stockholders, it will be out of compliance with Section 304 of the New York Stock Exchange Listed Company Manual after the Annual Meeting of Stockholders on May 12, 2008. Mr. Brakel’s resignation further contributes to the Company’s noncompliance with Section 304 after the Annual Meeting of Stockholders. Section 304 requires that board classes be of approximately equal size and tenure.
     The nominating and corporate governance committee is diligently working to identify suitable candidates to fill these vacancies on the board and thus bring the Company back into compliance with Section 304.

Item 6.  Exhibits

Exhibit
No	Title	Method of Filing
10.1	Asset Purchase Agreement between American Processing Company, LLC and Wilford & Geske, Professional Association	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on February 25, 2008

10.2	Services Agreement between American Processing Company, LLC and Wilford & Geske Professional Association	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on February 25, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.3	Amendment No. 3 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on February 25, 2008

31.1	Section 302 Certification of James P. Dolan	Filed herewith

31.2	Section 302 Certification of Scott J. Pollei	Filed herewith

32.1	Section 906 Certification of James P. Dolan	Furnished herewith

32.2	Section 906 Certification of Scott J. Pollei	Furnished herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLAN MEDIA COMPANY
Dated: May 8, 2008	By:	/s/ James P. Dolan
James P. Dolan
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 8, 2008	By:	/s/ Scott J. Pollei
Scott J. Pollei
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 8, 2008	By:	/s/ Vicki J. Duncomb
Vicki J. Duncomb
Vice President, Finance (Principal Accounting Officer)

Exhibit Index

Exhibit
No	Title	Method of Filing
31.1	Section 302 Certification of James P. Dolan	Filed herewith

31.2	Section 302 Certification of Scott J. Pollei	Filed herewith

32.1	Section 906 Certification of James P. Dolan	Furnished herewith

32.2	Section 906 Certification of Scott J. Pollei	Furnished herewith