Form 10-Q
period 2008-06-30
Dolan Media CO
filed 2008-08-11
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From          to         .
Commission File Number: 001-33603
Dolan Media Company
(Exact name of registrant as specified in its charter)

Delaware	43-2004527
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

706 Second Avenue South, Suite 1200,
Minneapolis, Minnesota 55402
(Address, including zip code of registrant’s principal executive offices)

(612) 317-9420
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On August 5, 2008, there were 29,129,052 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Dolan Media Company
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,615	$1,346
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,377 and $1,283 as of June 30, 2008 and December 31, 2007, respectively)	25,150	20,689
Prepaid expenses and other current assets	2,214	2,649
Deferred income taxes	259	259

Total current assets	30,238	24,943
Investments	18,005	18,479
Property and equipment, net	13,209	13,066
Finite-life intangible assets, net	100,843	88,946
Goodwill	81,543	79,044
Other assets	2,454	1,889

Total assets	$246,292	$226,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,526	$4,749
Accounts payable	4,731	6,068
Accrued compensation	3,620	4,677
Accrued liabilities	1,728	2,922
Due to sellers of acquired businesses	525	600
Deferred revenue	11,632	11,387

Total current liabilities	28,762	30,403
Long-term debt, less current portion	67,312	56,301
Deferred income taxes	4,393	4,393
Deferred revenue and other liabilities	3,929	3,890

Total liabilities	104,396	94,987

Minority interest in consolidated subsidiary (redemption value of $16,020 as of June 30, 2008)	3,524	2,204

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 25,131,282 and 25,088,718 shares as of June 30, 2008 and December 31, 2007, respectively	25	25
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	213,156	212,364
Accumulated deficit	(74,809)	(83,213)

Total stockholders’ equity	138,372	129,176

Total liabilities and stockholders’ equity	$246,292	$226,367

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Business Information	$23,424	$21,588	$46,196	$41,068
Professional Services	18,129	15,467	36,869	31,682

Total revenues	41,553	37,055	83,065	72,750

Operating expenses
Direct operating: Business Information	8,152	7,060	15,724	13,879
Direct operating: Professional Services	6,436	5,273	12,747	10,898
Selling, general and administrative	16,732	15,660	32,836	28,988
Amortization	2,318	1,871	4,536	3,714
Depreciation	1,190	889	2,291	1,645

Total operating expenses	34,828	30,753	68,134	59,124
Equity in earnings of The Detroit Legal News Publishing, LLC	1,469	1,330	3,026	2,245

Operating income	8,194	7,632	17,957	15,871

Non-operating expense
Non-cash interest expense related to redeemable preferred stock	—	(26,318)	—	(56,260)
Interest expense, net of interest income	(287)	(1,393)	(2,738)	(3,428)
Other income (expense)	10	(5)	21	(13)

Total non-operating expense	(277)	(27,716)	(2,717)	(59,701)

Income (loss) before income taxes and minority interest	7,917	(20,084)	15,240	(43,830)
Income tax expense	(3,027)	(967)	(5,786)	(4,107)
Minority interest in net income of subsidiary	(493)	(807)	(1,050)	(1,707)

Net income (loss)	$4,397	$(21,858)	$8,404	$(49,644)

Net income (loss) per share:
Basic	$0.18	$(2.34)	$0.34	$(5.32)
Diluted	$0.17	$(2.34)	$0.33	$(5.32)
Weighted average shares outstanding:
Basic	24,936,360	9,324,000	24,936,183	9,324,000
Diluted	25,307,422	9,324,000	25,246,279	9,324,000
See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance (deficit) at December 31, 2006	9,324,000	$1	$303	$(29,179)	$(28,875)
Net loss	—	—	—	(54,034)	(54,034)
Stock-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	171,563	—	970	—	970
Preferred stock series C conversion	5,093,155	5	73,844	—	73,849
Initial public offering proceeds, net of underwriting discount and offering costs	10,500,000	11	137,255	—	137,266
Other	—	8	(8)	—	—

Balance (deficit) at December 31, 2007	25,088,718	$25	$212,364	$(83,213)	$129,176
Net income	—	—	—	8,404	8,404
Stock-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	42,564	—	792	—	792

Balance (deficit) at June 30, 2008 (unaudited)	25,131,282	$25	$213,156	$(74,809)	$138,372

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$8,404	$(49,644)
Distributions received from The Detroit Legal News Publishing, LLC	3,500	2,800
Minority interest distributions paid	(909)	(1,102)
Non-cash operating activities:
Amortization	4,536	3,714
Depreciation	2,291	1,645
Equity in earnings of The Detroit Legal News Publishing, LLC	(3,026)	(2,245)
Minority interest	1,050	1,707
Stock-based compensation expense	792	21
Change in value of interest rate swap and accretion of interest on note payable	81	(207)
Non-cash interest related to redeemable preferred stock	—	56,327
Amortization of debt issuance costs	94	79
Change in accounting estimate related to self-insured medical reserve	(470)	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(4,461)	(2,422)
Prepaid expenses and other current assets	386	(324)
Other assets	17	(996)
Accounts payable and accrued liabilities	(2,910)	4,075
Deferred revenue	199	(739)

Net cash provided by operating activities	9,574	12,689

Cash flows from investing activities
Acquisitions and investments	(19,176)	(17,335)
Pending acquisitions	(691)	—
Capital expenditures	(2,303)	(4,210)

Net cash used in investing activities	(22,170)	(21,545)

Cash flows from financing activities
Net (payments) borrowings on senior revolving note	(9,000)	4,000
Proceeds from borrowings or conversions on senior term notes (Note 6)	25,000	10,000
Payments on senior long-term debt	(1,564)	(3,700)
Capital contribution from minority partner	1,179	—
Payment on unsecured note payable	(1,750)	—
Payments of offering costs	—	(537)
Payments of deferred financing costs	—	(42)
Other	—	(28)

Net cash provided by financing activities	13,865	9,693

Net increase in cash and cash equivalents	1,269	837
Cash and cash equivalents at beginning of the period	1,346	786

Cash and cash equivalents at end of the period	$2,615	$1,623

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
     Basis of Presentation: The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of Dolan Media Company, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company’s annual report on Form 10-K filed on March 28, 2008 with the Securities and Exchange Commission.
     In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full calendar year. Certain prior year amounts have been reclassified for comparability purposes within the statement of operations with no impact on net income.
     The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiaries and the following interests in American Processing Company, LLC (APC): (1) an 81.0% interest from January 1, 2007, to January 8, 2007; (2) a 77.4% interest from January 9, 2007, to November 30, 2007; (3) an 88.7% interest from December 1, 2007, to February 21, 2008; and (4) an 88.9% interest from February 22, 2008, through June 30, 2008. The Company accounts for the percentage interest in APC that it does not own as a minority interest.
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

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
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
     The Company endeavors to use the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial liabilities are level 2 in the fair value hierarchy. As of June 30, 2008, the Company’s only financial liabilities accounted for at fair value on a recurring basis were its interest rate swaps, included in deferred revenue and other liabilities at $1.2 million.
     The Company is exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of its business activities. The Company’s exposure to changes in interest rates is limited to borrowings under its credit facility. However, as of June 30, 2008, the Company had swap arrangements that convert $40.0 million of its variable rate term loan into a fixed rate obligation. Under its bank credit facility, the Company is required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce its exposure to risk from changes in interest rates. The Company does not enter into derivatives or other financial instrument transactions for speculative purposes. The interest rate swaps are valued using market interest rates. As such, these derivative instruments are classified within level 2.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective beginning January 1, 2008 for the Company. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity must report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.
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

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosure requirements of this standard.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For the Company, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures requirements of this standard.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that the company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective beginning January 1, 2009 for the Company. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the Consolidated Financial Statements of the Company.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the Consolidated Financial Statements of the Company.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS 162 will not have a material impact on the Consolidated Financial Statements of the Company.
Note 2. Basic and Diluted Income (Loss) Per Share
     Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. At June 30, 2007, the Company had shares of Series A and Series C preferred stock issued and outstanding. There were no shares of preferred stock issued and outstanding at June 30, 2008 because all issued and outstanding shares of Series C preferred stock were converted into shares of Series A preferred stock, Series B preferred stock and common stock in connection with the consummation of the Company’s initial public offering on August 7, 2007. Also, at that time, the Company redeemed all outstanding shares of preferred stock, including shares of Series A and Series B preferred stock issued upon conversion of the Series C preferred stock.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
     See Note 7 for more information about the conversion of the Series C preferred stock and the redemption of preferred stock in connection with the Company’s initial public offering. The Company believes that, prior to its conversion, the Series C preferred stock was a participating security because the holders of the convertible preferred stock participated in any dividends paid on its common stock on an as converted basis. Consequently, the two-class method of income allocation was used in determining net income (loss), except during periods of net losses, for the three and six months ended June 30, 2007. Under this method, net income (loss) is allocated on a pro rata basis to the common and Series C preferred stock to the extent that each class may share in income for the period had it been distributed. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 11 for information on stock options) unless their effect is anti-dilutive.
     The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$4,397	$(21,858)	$8,404	$(49,644)
Basic:
Weighted average common shares outstanding	25,116	9,324	25,101	9,324
Weighted average common shares of unvested restricted stock	(180)	—	(165)	—

Shares used in the computation of basic net income (loss) per share	24,936	9,324	24,936	9,324

Net income (loss) per share — basic	$0.18	$(2.34)	$0.34	$(5.32)

Diluted:
Shares used in the computation of basic net income (loss) per share	24,936	9,324	24,936	9,324
Stock options	371	—	310	—

Shares used in the computation of dilutive net income (loss) per share	25,307	9,324	25,246	9,324

Net income (loss) per share — diluted	$0.17	$(2.34)	$0.33	$(5.32)

     For the three and six months ended June 30, 2008 and 2007, options to purchase approximately 236,000, 123,000, 126,000, and 126,000 weighted shares of common stock, respectively, were excluded from the diluted computation because their effect would have been anti-dilutive.
Note 3. Acquisitions
     The Company accounts for acquisitions under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets acquired and liabilities assumed represent management’s estimate of fair values. Management determines valuations through a combination of methods which include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The Company consummated the acquisitions described below during the six months ended June 30, 2008. The results of the acquisitions are included in the accompanying interim condensed consolidated statement of operations from the respective acquisition dates forward.
     Legal and Business Publishers, Inc.: On February 13, 2008, the Company acquired the assets of Legal and Business Publishers, Inc., which include The Mecklenburg Times, an 84-year old court and commercial publication located in Charlotte, North Carolina, and electronic products, including www.mecktimes.com and www.mecklenburgtimes.com. The Company paid $3.3 million in cash for the assets, consisting of $2.8 million paid at the closing date, plus an additional $500,000 the Company paid on May 13, 2008 in accordance with the terms of the purchase agreement. In addition, the Company incurred acquisition costs of approximately $80,000. Under the terms of its agreement with Legal and Business Publishers, the Company may be obligated to pay up to an additional $500,000 in the aggregate based upon the revenues it earns from the assets during the six-month and twelve-month periods following the closing of this acquisition. The Company will account for these cash payments, if made, as additional purchase price. These assets are a part of the Company’s Business Information segment.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
     Of the $3.3 million of acquired intangibles, the Company has preliminarily allocated $0.6 million to newspaper trade names/mastheads, which is being amortized over 30 years, and $2.7 million to advertising customer lists, which is being amortized over 10 years. The Company has engaged an independent third-party valuation firm to assist it in estimating the fair value of the finite-lived intangible assets and this valuation is not yet complete.
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
     In conjunction with this acquisition, APC entered into a services agreement with Wilford & Geske that provides for the exclusive referral of files from the law firm to APC for processing for an initial term of fifteen years, with such term to be automatically extended for up to two successive ten year periods unless either party elects to terminate the term then-in-effect with prior notice. Under the agreement, APC is paid a fixed fee for each foreclosure, bankruptcy, eviction, and, to a lesser extent, litigation, reduced redemption and torrens action case file for residential mortgages that are in default referred by Wilford & Geske for processing. The fixed fee per file increases on annual basis to account for inflation as measured by the consumer price index.
     Of the $13.6 million of acquired intangibles, the Company has preliminarily allocated $11.7 million to a long-term service agreement, which is being amortized over 15 years, representing its initial contractual term. The Company preliminarily allocated the remaining $1.9 million of the purchase price to goodwill. The goodwill is tax deductible and was allocated to the Professional Services segment of the Company. The Company has engaged an independent third-party valuation firm to assist in estimating the fair value of the identified intangibles and this valuation is not yet complete. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in the acquisition (i.e., goodwill) because the acquired business is a complement to APC and the Company anticipated cost savings and revenue synergies through combined general and administrative and corporate functions.
     Minnesota Political Press: On March 14, 2008, the Company acquired the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC, which includes the publication, Politics in Minnesota, for a purchase price of $285,000 plus acquisition costs of approximately $49,000. The entire purchase price has preliminarily been allocated to a customer list, which is being amortized over two years. These assets are part of the Company’s Business Information segment.
     Midwest Law Printing Co., Inc.: On June 30, 2008, the Company acquired the assets of Midwest Law Printing Co., Inc., which provides printing and appellate services in Chicago, Illinois. The Company paid $600,000 in cash for the assets at closing. Acquisition costs associated with this purchase were immaterial. The Company is also obligated to pay the seller $75,000 on the first anniversary of closing, which was held back to secure indemnification claims. The Company may be obligated to pay the seller up to an additional $225,000 in three annual installments of up to $75,000 each based upon the revenues it earns from the assets in each of the three years following closing. The purchase price has been preliminarily allocated to a customer list, which is being amortized over seven years, and working capital in the amount of $25,000. These assets are part of the Company’s Professional Services segment.
     The following table provides further unaudited information on the Company’s preliminary purchase price allocations for the aforementioned 2008 acquisitions. The purchase price allocation of each acquisition is preliminary pending completion of the final valuation of intangible assets associated with those transactions. These preliminary allocations of purchase price are as follows (in thousands):

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements

				Midwest
	Legal and		MN	Law
	Business	Wilford &	Political	Printing
	Publishers	Geske	Press	Co., Inc.	Total
Assets acquired and liabilities assumed at their fair values:
Working capital	$—	$—	$—	$25	$25
Property and equipment	50	122	—	—	172
APC long-term service contract	—	11,664	—	—	11,664
Other finite-life intangible assets	3,282	—	334	650	4,266
Goodwill	—	1,899	—	—	1,899

Total consideration, including direct expenses	$3,332	$13,685	$334	$675	$18,026

     Pro Forma Information (unaudited): Actual results of operations of the companies acquired in 2008 and 2007 are included in the unaudited condensed consolidated interim financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the following acquisitions: (1) the assets of Midwest Law Printing Co., Inc. acquired in June 2008, (2) the mortgage default processing services business of Wilford & Geske acquired in February 2008, (3) the assets of Legal & Business Publishers, Inc. acquired in February 2008, (4) the purchase of minority interests in APC from Trott & Trott and Feiwell & Hannoy in November 2007, (5) the assets of Venture Publications, Inc. acquired in March 2007, and (6) the mortgage default processing services business of Feiwell & Hannoy acquired in January 2007, using the purchase method as if the acquisitions occurred on January 1, 2007. We did not include the acquisition of the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC because their impact on the Company’s financial statements would be immaterial. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year. Amounts in this table are in thousands, except per share data.

	Pro Forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenues	$41,735	$39,083	$84,388	$77,732
Net income (loss)	4,412	(21,439)	8,544	(48,700)
Net income (loss) per share:
Basic	$0.18	$(2.30)	$0.34	$(5.22)

Diluted	$0.17	$(2.30)	$0.34	$(5.22)

Pro forma weighted average shares outstanding:
Basic	24,936	9,324	24,936	9,324

Diluted	25,307	9,324	25,246	9,324

Note 4. Investments
     Investments consisted of the following at June 30, 2008 and December 31, 2007 (in thousands):

	Accounting	Percent	June 30,	December 31,
	Method	Ownership	2008	2007
The Detroit Legal News Publishing, LLC	Equity	35	$17,105	$17,579
GovDelivery, Inc.	Cost	15	900	900

Total			$18,005	$18,479

     The Detroit Legal News Publishing, LLC: The Company owns a 35% membership interest in The Detroit Legal News Publishing, LLC, or DLNP. The Company accounts for this investment using the equity method. Under DLNP’s membership operating agreement, the Company receives quarterly distributions based on its ownership percentage.
     The difference between the Company’s carrying value and its 35% share of the members’ equity of DLNP relates principally to an underlying customer list at DLNP that is being amortized over its estimated economic life through 2015.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
     The following tables summarize certain key information relative to the Company’s investment in DLNP as of June 30, 2008 and December 31 2007, and for the three and six months ended June 30, 2008 and 2007 (in thousands):

	As of June 30,	As of December 31,
	2008	2007
Carrying value of investment	$17,105	$17,579
Underlying finite-lived customer list, net of amortization	11,183	11,937

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Equity in earnings of DLNP, net of amortization of customer list	$1,469	$1,330	$3,026	$2,245
Distributions received	2,100	1,400	3,500	2,800
Amortization expense	377	358	754	718
     DLNP publishes one daily and nine weekly court and commercial newspapers located in southeastern Michigan. Summarized financial information for DLNP for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$12,031	$10,019	$24,436	$19,089
Cost of revenues	4,797	3,649	9,539	7,512

Gross profit	7,234	6,370	14,897	11,577
Selling, general and administrative expenses	1,934	1,531	4,051	3,099

Operating income	5,300	4,839	10,846	8,478

Net income	$5,273	$4,823	$10,800	$8,465

Company’s 35% share of net income	$1,846	$1,688	$3,780	$2,963
Less amortization of intangible assets	377	358	754	718

Equity in earnings of DLNP, LLC	$1,469	$1,330	$3,026	$2,245

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
     The following table represents the balances as of June 30, 2008 and December 31, 2007 and changes in goodwill by segment for the six months ended June 30, 2008 (in thousands):

	Business	Professional
	Information	Services	Total
Balance as of December 31, 2007	$58,632	$20,412	$79,044
Venture Publications, Inc.*	600	—	600
American Processing Company (Wilford & Geske)	—	1,899	1,899

Balance as of June 30, 2008	$59,232	$22,311	$81,543

*	Represents additional cash payment paid to Venture Publications, Inc. in connection with the acquired assets achieving certain revenue targets set forth in the asset purchase agreement. This has been accounted for as additional purchase price.

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
     Finite-Life Intangible Assets: Total amortization expense for finite-life intangible assets for the three months ended June 30, 2008 and 2007 was approximately $2.3 million and $1.9 million, respectively. Total amortization expense for finite-life intangible assets for the six months ended June 30, 2008 and 2007 was approximately $4.5 million and $3.7 million, respectively.
Note 6. Long-Term Debt, Capital Lease Obligation
     At June 30, 2008 and December 31, 2007, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$72,188	$48,750
Senior variable-rate revolving note	—	9,000

Total senior secured debt	72,188	57,750
Unsecured note payable	1,644	3,290
Capital lease obligations	6	10

	73,838	61,050
Less current portion	6,526	4,749

Long-term debt, less current portion	$67,312	$56,301

     Senior Secured Debt: At June 30, 2008, the Company and its consolidated subsidiaries had a credit agreement with U.S. Bank, NA and other syndicated lenders, referred to collectively as U.S. Bank, for a $200.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility in an aggregate amount of up to $150.0 million with a final maturity date of August 8, 2012. At June 30, 2008, the credit facility was governed by the terms and conditions of a Second Amended and Restated Credit Agreement dated August 8, 2007. In accordance with the terms of this credit agreement, if at any time the outstanding principal balance of revolving loans under the revolving credit facility exceeds $25.0 million, such revolving loans will convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of August 8, 2014. The Company and U.S. Bank amended the terms of the credit agreement after June 30, 2008. See Note 13 for information about an amendment to the credit facility occurring after June 30, 2008.
     During the three months ended June 30, 2008, the Company made no draws on its credit facility. During the six months ended June 30, 2008, the Company drew $16.0 million, which funded the acquisitions of the assets of Legal & Business Publishers, Inc. and the mortgage default processing services business of Wilford & Geske and general working capital needs. In March 2008, the Company converted $25.0 million of the revolving loans then-outstanding under the credit facility to term loans. The term loans, including those issued as a result of this conversion, have a maturity date of August 8, 2014. At June 30, 2008, the Company had net unused available capacity of approximately $125.0 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility. At June 30, 2008, the weighted-average interest rate on the senior term note was 6.0%.
     Unsecured Note Payable: On January 9, 2008, APC made a $1.75 million payment to Feiwell & Hannoy on a $3.5 million non-interest bearing promissory note APC issued in connection with the acquisition of the mortgage default processing services business of Feiwell & Hannoy in January 2007. The second installment of $1.75 million is due January 9, 2009.
Note 7. Common and Preferred Stock
     At June 30, 2008, the Company had 70,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized and 25,131,282 shares of common stock and no shares of preferred stock outstanding. All authorized shares of preferred stock are undesignated. Please refer to Note 13 for changes in our outstanding shares occurring after June 30, 2008.
     In connection with the Company’s initial public offering on August 7, 2007, the Company effected a 9 for 1 stock split of the Company’s outstanding shares of common stock through a dividend of 8 shares of common stock for

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
each share of common stock outstanding immediately prior to the consummation of the initial public offering. At the time of the initial public offering, the Company’s preferred stock was divided into Series A, Series B and Series C preferred stock. In connection with the initial public offering, the Company converted all outstanding shares of Series C preferred stock into shares of Series A preferred stock, Series B preferred stock and common stock. The Company then used $101.1 million of the net proceeds of the initial public offering to redeem all of the outstanding shares of Series A preferred stock (including all accrued and unpaid dividends and shares issued upon conversion of the Series C preferred stock) and Series B preferred stock (including shares issued upon conversion of the Series C preferred stock). As a result of the redemption, there are no shares of preferred stock issued and outstanding as of June 30, 2008 or December 31, 2007. Accordingly, the Company did not record any non-cash interest expense related to its preferred stock for the three or six months ended June 30, 2008.
Note 8. Income Taxes
     The provision of income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. For the six months ended June 30, 2008 and 2007, the Company used an effective tax rate of 41% and 38%, respectively, based on its annual projected income in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB No. 28”) Pursuant to the principles of APB No. 28 and FASB Interpretation No. 18 (as amended) “Accounting for Income Taxes in Interim Periods, an Interpretation of APB Opinion No. 28,” the Company treated the dividend accretion deduction reflected in its ordinary income in the six months ended June 30, 2007, as an unusual item in computing its annual effective tax rate. This deduction was associated with the Company’s non-cash interest expense related to its Series C preferred stock, shares of which were outstanding until August 7, 2007. See Note 7 for more information about the conversion and redemption of the Series C preferred stock in connection with the Company’s initial public offering.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”),” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $197,000 of gross unrecognized tax benefits, or $153,000 of unrecognized tax benefits, including interest and net of federal benefit. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $171,000 as of December 31, 2007. There were no significant adjustments for the unrecognized income tax benefits for the six months ended June 30, 2008.
     During the second quarter of 2008, the Internal Revenue Service commenced an audit of the Company’s federal tax returns for the year ended December 31, 2005. At this time, the IRS is still auditing the Company’s tax returns and has not issued any adjustments. The Company does not believe any adjustments, if issued, would have a material impact on its financial position.
Note 9. Major Customers and Related Parties
     As of June 30, 2008, APC, the Company’s majority owned subsidiary, had three customers, Trott & Trott, Feiwell & Hannoy, and Wilford & Geske. APC has fifteen-year service contracts with each of these customers, expiring in 2021, 2022, and 2023, respectively, which renew automatically for up to two successive ten year periods unless either party elects to terminate the term then-in-effect, upon prior written notice. These three customers pay APC monthly for its services. See Note 13 for information about changes in APC’s customers, which may occur after June 30, 2008.
     David A. Trott, president of APC, is also the managing attorney of Trott & Trott and owns a majority of Trott & Trott. Trott & Trott is a related party. Trott & Trott owned a 9.1% interest in APC until February 2008, when it assigned its interest in APC to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including Mr. Trott and APC’s two executive vice presidents in Michigan. Together, these three individuals own 98% of APC Investments. APC also pays Net Director, LLC and American Servicing Corporation for services provided to APC. Mr. Trott has an 11.1% and 50% ownership interest in Net Director and American Servicing Corporation, respectively. In the first quarter of 2008, APC and Trott & Trott agreed to increase the fixed fee per file APC receives for each mortgage foreclosure, bankruptcy, eviction, litigation and other mortgage default file Trott & Trott refers to APC for processing under APC’s service agreement with Trott & Trott. APC also agreed

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
to extend the payment terms from 30 to 45 days. Mr. Trott and his family members own 80.0% of Legal Press, LLC, which owns 10.0% of the outstanding membership interests of DLNP, in which the Company owns a 35.0% interest. In addition, Mr. Trott serves as a consultant to DLNP under a consulting agreement and Trott & Trott has an agreement with DLNP to publish its foreclosure notices in DLNP’s publications.
     At January 1, 2008, Feiwell & Hannoy owned a 2.3% interest in APC. Its interest in APC was diluted to 2.0% in connection with the acquisition of the mortgage default processing services business of Wilford & Geske. See Note 3 for more information about the Company’s acquisition of the mortgage default processing business of Wilford & Geske. In connection with this acquisition, APC made a capital call in which Feiwell & Hannoy declined to participate. The Company contributed Feiwell & Hannoy’s portion of the capital call to APC. Michael J. Feiwell and Douglas J. Hannoy, senior executives of APC in Indiana, are shareholders and principal attorneys of Feiwell & Hannoy.
     APC Investments and Feiwell & Hannoy’s interests in APC are expected to be diluted after June 30, 2008 as a result of the acquisition of NDEx described in Note 13.
Note 10. Reportable Segments
     The Company’s two reportable segments consist of its Business Information Division and its Professional Services Division. The Company determined its reportable segments based on the types of products sold and services performed. The Business Information Division provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information Division generates revenues from display and classified advertising, public notices, circulation (primarily consisting of subscriptions) and sales from commercial printing and database information. At June 30, 2008, the Professional Services Division comprised two operating units providing support to the legal market. These are Counsel Press, LLC, which provides appellate services, and American Processing Company (APC), which provides mortgage default processing services. Both of these operating units generate revenues through fee-based arrangements. In addition, the Company reports and allocates certain administrative activities as part of corporate-level expenses.
     The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30, 2008
	Business	Professional
	Information	Services	Corporate	Total
Revenues	$23,424	$18,129	$—	$41,553
Direct operating expenses	8,152	6,436	—	14,588
Selling, general and administrative expenses	10,203	4,585	1,944	16,732
Amortization and depreciation	1,230	2,083	195	3,508
Equity in Earnings of DLNP, LLC	1,469	—	—	1,469

Operating income (loss)	$5,308	$5,025	$(2,139)	$8,194

	Three Months Ended June 30, 2007
	Business	Professional
	Information	Services	Corporate	Total
Revenues	$21,588	$15,467	$—	$37,055
Direct operating expenses	7,060	5,273	—	12,333
Selling, general and administrative expenses	8,712	4,323	2,625	15,660
Amortization and depreciation	1,097	1,545	118	2,760
Equity in Earnings of DLNP, LLC	1,330	—	—	1,330

Operating income (loss)	$6,049	$4,326	$(2,743)	$7,632

	Six Months Ended June 30, 2008
	Business	Professional
	Information	Services	Corporate	Total
Revenues	$46,196	$36,869	$—	$83,065
Direct operating expenses	15,724	12,747	—	28,471
Selling, general and administrative expenses	19,825	9,242	3,769	32,836
Amortization and depreciation	2,388	4,065	374	6,827
Equity in Earnings of DLNP, LLC	3,026	—	—	3,026

Operating income (loss)	$11,285	$10,815	$(4,143)	$17,957

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements

	Six Months Ended June 30, 2007
	Business	Professional
	Information	Services	Corporate	Total
Revenues	$41,068	$31,682	$—	$72,750
Direct operating expenses	13,879	10,898	—	24,777
Selling, general and administrative expenses	16,752	8,386	3,850	28,988
Amortization and depreciation	2,140	2,989	230	5,359
Equity in Earnings of DLNP, LLC	2,245	—	—	2,245

Operating income (loss)	$10,542	$9,409	$(4,080)	$15,871

Note 11. Share-Based Compensation
     The Company applies SFAS 123(R) “Share-Based Payment,” which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company uses the Black-Scholes option pricing model in deriving the fair value estimates of share-based awards. All inputs into the Black-Scholes model are estimates made at the time of grant. The Company used the SAB 107 “Share-Based Payment” simplified method to determine the expected life of options it had granted. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company also made assumptions with respect to expected stock price volatility based on the average historical volatility of a select peer group of similar companies. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period. Forfeitures of share-based awards are estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipients. The Company has assumed a ten percent forfeiture rate on all restricted stock awards issued to non-management employees, and a zero percent forfeiture rate on all stock option and restricted stock awards issued to management employees and directors. Total share-based compensation expense for the three months ended June 30, 2008 and 2007, was approximately $393,000 and $11,000, respectively, before income taxes. Total share-based compensation expense for the six months ended June 30, 2008 and 2007, was approximately $792,000 and $21,000, respectively, before income taxes.
     The Company has reserved 2,700,000 shares of its common stock for issuance under its incentive compensation plan, of which there were 1,125,666 shares available for issuance under the plan as of June 30, 2008.
     Stock Options: Share-based compensation expense related to grants of options under SFAS 123(R) for the three months ended June 30, 2008 and 2007, was approximately $287,000 and $11,000, respectively, before income taxes and for the six months ended June 30, 2008 and 2007, was approximately $553,000 and $21,000, respectively, before income taxes.
     The following weighted average assumptions were used to estimate the fair value of stock options granted in 2008:

Dividend yield	0.0%
Expected volatility	28.0%
Risk free interest rate	3.0%
Expected term of options	4.75 years
Weighted average grant date fair value	$4.89

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
     The following table represents stock option activity for the six months ended June 30, 2008:

		Weighted	Weighted	Weighted Average
	Number of	Average Grant	Average	Remaining
	Shares	Date Fair Value	Exercise Price	Contractual Life
Outstanding options at December 31, 2007	992,667	$4.34	$13.03	6.87 Yrs.
Granted	419,056	4.89	16.52	—
Exercised	—	—	—	—
Canceled or forfeited	(51,516)	4.75	14.64	—

Outstanding options at June 30, 2008	1,360,207	$4.49	$14.04	6.54 Yrs.

Options exercisable at June 30, 2008	63,000	$1.35	$2.22	8.29 Yrs.

     At June 30, 2008, the aggregate intrinsic value of options outstanding was approximately $5.7 million, and the aggregate intrinsic value of options exercisable was approximately $1.0 million. At June 30, 2008, there was approximately $5.0 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 3.4 years.
     Restricted Stock Grants: A summary of our nonvested restricted stock activity for the six months ended June 30, 2008, was as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested, December 31, 2007	152,789	$14.68
Granted	54,139	16.52
Vested	(603)	15.05
Canceled or forfeited	(11,575)	15.03

Nonvested, June 30, 2008	194,750	$15.17

     Share-based compensation expense related to grants of restricted stock for the three and six months ended June 30, 2008 was approximately $106,000 and $239,000, respectively, before income taxes. There was no comparable expense for the three and six months ended June 30, 2007 because the Company had no outstanding restricted stock during those periods. Total unrecognized compensation expense for unvested restricted shares of common stock as of June 30, 2008 was approximately $2.4 million, which is expected to be recognized over a weighted-average period of 3.4 years.
Note 12. Contingencies and Commitments
     From time to time, the Company is subject to certain claims and lawsuits that have arisen in the ordinary course of its business. Although the outcome of such existing matters cannot presently be determined, it is management’s opinion that the ultimate resolution of such existing matters will not have a material adverse effect on the Company’s results of operations or financial position.
Note 13. Subsequent Events
     Equity Purchase Agreement-NDEx Acquisition: On July 28, 2008, the Company and APC signed an equity purchase agreement to acquire all of the outstanding equity interests in National Default Exchange Management, Inc., National Default Exchange Holdings, L.P., THP/NDEx AIV, Corp., and THP/NDEx AIV, LP (all of such entities referred to collectively as “NDEx”). NDEx provides mortgage default processing services, primarily for the law firm, Barrett Daffin Frappier Turner & Engel, LLP, in Texas. NDEx also provides these services in California and Georgia and operates a real estate title company.
     Under the terms of the purchase agreement, the Company will pay to the sellers of the equity interest in NDEx $167.5 million in cash, with $151.0 million payable at closing, $15.0 million placed into escrow to secure payment

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
of indemnification claims, and $1.5 million held back for working capital adjustments. In addition, the Company may be obligated to pay up to an additional $13.0 million based upon the adjusted EBITDA for NDEx during the first twelve months following the closing of the acquisition. If the adjusted EBITDA for NDEx equals or exceeds $28.0 million during such twelve-month period, the Company will pay the sellers the maximum $13.0 million earnout payment.
     At closing, APC will also issue to the sellers, or their designees, an aggregate 6.1% interest in APC (the “APC Interests”). At July 28, 2008, the APC Interests had an agreed upon fair market value of approximately $11.6 million. The APC Interests, when issued, will include put rights and other terms consistent with the existing minority interests in APC owned by APC Investments, LLC (an affiliate of Trott & Trott P.C.) and Feiwell & Hannoy Professional Corporation. Please refer to “Minority Interest in Net Income of Subsidiary” for more information about this existing right of the minority members. As a result of this acquisition, the Company expects its interest in APC will be diluted from 88.9% to 84.7% of the total outstanding interests in APC.
     In addition, the Company will also issue to the sellers, or their designees, 825,528 unregistered shares of its common stock, having a fair market value of $15.9 million based upon the daily last reported closing price for a share of the Company’s common stock on the 20 consecutive trading days immediately preceding the signing of the equity purchase agreement through, and including, July 25, 2008.
     Upon the closing of the acquisition, the Company expects to allocate substantially all of the acquired intangibles to the long term services agreements described below.
     The closing of this acquisition is conditioned upon (a) NDEx entering into a long-term services agreement with Barrett, Daffin, Frappier, Turner & Engel, LLP and, if applicable, affiliated law firms for the exclusive referral of mortgage default, foreclosure, litigation, bankruptcy and other mortgage default related files for processing, (b) termination of the waiting period under the Hart-Scott-Rodino Act, (c) the shares of common stock issued in the acquisition being listed on the New York Stock Exchange, and (d) satisfaction or waiver of other customary closing conditions. Upon completion of the acquisition, which the Company expects will occur during the third quarter of 2008, NDEx will become a subsidiary of APC and Michael Barrett will serve as president and chairman emeritus of NDEx.
          The Company expects to use all of the net proceeds from the sale of the shares in the private placement (as described below), along with approximately $105.0 million in debt from its credit facility and other available cash for the remaining balance, to finance the cash purchase price for NDEx.
     Securities Purchase Agreement-Private Placement: Also, on July 28, 2008, the Company signed a securities purchase agreement with 24 accredited investors consisting of funds and investment accounts managed or advised by TCS Capital Management, LLC, T. Rowe Price Associates, Inc., GLG Partners, L.P., Polar Securities, Inc., William Blair & Company, LLC or Shannon River Partners to sell an aggregate of 4,000,000 unregistered shares of the Company’s common stock for $16.00 per share. This sale closed on July 30, 2008.
     In connection with this securities purchase agreement, the Company is obligated to file a registration statement covering the re-sale of the privately placed shares and to use its reasonable best efforts to cause the registration statement to be effective within 120 days of the closing. If the registration statement is not declared effective within 120 days of the closing and in certain other limited cases, the Company has agreed to pay the investors a cash penalty equal to 0.25% of each investor’s original purchase price for the shares still held by such investor each week until the registration statement is effective or such investor’s shares can be sold without registration or volume limitations under Rule 144 of the Securities Act. This cash penalty is capped at 8.0% of each investor’s original purchase price for the shares still held by such investor.
     The Company received net proceeds of approximately $60.5 million from this private placement, all of which it intends to apply to the purchase of NDEx (described above).
     Allen & Co, LLP and Craig Hallum Capital Group, LLC served as exclusive placement agents for this private placement. The Company has paid these placement agents $3.2 million, 5.0% of the total offering price of $64.0

Dolan Media Company
Notes to Unaudited Condensed Consolidated Interim Financial Statements
million. In addition, the Company has reimbursed Allen & Co., LLP and Craig Hallum Capital Group, LLC $84,614 and $22,508, respectively, for their expenses.
     First Amendment to Second Amended and Restated Credit Agreement: Also, on July 28, 2008, the Company and its consolidated subsidiaries signed a First Amendment to the Second Amended and Restated Credit Agreement with the syndicate of lenders who are party to that agreement. In addition to approving the acquisition of NDEx and waiving the requirement that the Company use 50% of the proceeds from the private placement to pay down indebtedness under the credit facility (both described above), the amendment (1) reduces the senior leverage ratio the Company and its consolidated subsidiaries are required to maintain as of the last day of each fiscal quarter from no more than 4.50 to 1.00 to no more than 3.50 to 1.00 and (2) increases the interest rate margins charged on the loans under the credit facility. While the amendment is effective as of July 28, 2008, if certain conditions subsequent are not satisfied by September 30, 2008, including, without limitation, the closing of the NDEx acquisition and other customary conditions, the amendments described above will cease to have any force or effect and the credit facility will revert back to the existing provisions (except that the Company and its consolidated subsidiaries will not in any event be required to use 50% of the proceeds from the private placement to pay down indebtedness under the credit facility). The Company paid approximately $296,000 in fees in connection with this amendment.
     Shares outstanding: After completion of the transactions described in this Note 13, without accounting for any forfeitures of restricted stock occurring after June 30, 2008 and assuming no other issuances of shares, the Company expects to have approximately 29,956,810 shares outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          We recommend that you read the following discussion and analysis in conjunction with our unaudited condensed consolidated interim financial statements and the related notes included in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward looking statements are statements such as those contained in projections, plans, objectives, estimates, and anticipated future economic performance, as well as assumptions relating to any of the foregoing. We have based these forward-looking statements on our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “goal,” “continue,” and similar expressions or terminology. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include:
•	our business operates in highly competitive markets and depends upon the economies and the demographics of the legal, financial and real estate sectors in the markets we serve and changes in those sectors could have an adverse effect on our revenues, cash flows and profitability;

•	a decrease in paid subscriptions to our print publications could adversely affect our circulation revenues to the extent we are not able to sufficiently increase our print subscription rates and adversely affect our advertising and display revenues to the extent advertisers begin placing fewer print advertisements with us due to print decreased readership;

•	we have owned and operated the businesses in our Professional Services Division (APC and Counsel Press) for a short period of time;

•	APC’s business revenues are very concentrated, as APC currently provides mortgage default processing services to only three customers, Trott & Trott, Feiwell & Hannoy and Wilford & Geske, and if the number of case files referred to APC by these law firm customers decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected;

•	the key attorneys at each of APC’s three law firm customers are employed by APC and APC’s president, two of its four executive vice presidents and its two senior executives in Indiana hold an indirect equity interest in APC. As a result, these key attorneys may, in certain circumstances, have interests that differ from or conflict with our interests;

•	regulation of sub-prime, Alt-A and other residential mortgage products, including bills introduced in states where APC does business and the Housing and Economic Recovery Act of 2008, and voluntary foreclosure relief programs developed by the Hope Now Alliance, a consortium that includes loan servicers, may have an adverse effect on or restrict our operations;

•	a key component of our operating income and operating cash flows has been, and may continue to be, our minority equity investment in The Detroit Legal News Publishing, LLC;

•	we are dependent on our senior management team, especially James P. Dolan, our founder, Chairman, President and Chief Executive Officer; Scott J. Pollei, our Executive Vice President and Chief Financial Officer; Mark W.C. Stodder, our Executive Vice President Business Information; and David A. Trott, President, APC;

•	we intend to continue to pursue acquisition opportunities, which we may not complete or integrate successfully into our business and which may subject us to considerable business and financial risks;

•	growing our business may place a strain on our management and internal systems, processes and controls;

•	we may not be able to close the acquisition of NDEx on a timely basis or at all;

•	we will be required to incur additional indebtedness to close the acquisition of NDEx and this additional debt will consume a significant portion of our ability to borrow and may limit our ability to pursue other acquisitions or growth strategies;

•	as we expect to do for the acquisition of NDEx, we may be required to incur additional indebtedness or raise additional capital to fund acquisitions; and

•	the acquisition of NDEx may expose us to particular business and financial risks that include, but are not limited to: (1) diverting management’s time, attention and resources from managing the business; (2) incurring significant additional capital expenditures and operating expenses to improve, coordinate or integrate managerial, operational, financial and administrative systems; (3) failing to integrate the operations, personnel and internal controls of NDEx into APC or to manage NDEx or our growth; and (4) facing operational difficulties in new markets or with new product and service offerings.
See “Risk Factors” in Item 1A of our annual report on Form 10-K filed on March 28, 2008 with the Securities Exchange Commission and “Risk Factors” in Part II, Item 1A of our quarterly report on Form 10-Q filed on May 8, 2008 with the SEC and in Part II, Item 1A of this report for a description of these and other risks, uncertainties and factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.
          You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.
Overview
     We are a leading provider of necessary business information and professional services to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating segments: our Business Information Division and our Professional Services Division. Our Business Information Division currently publishes 65 print publications consisting of 14 paid daily publications, 30 paid non-daily publications and 21 non-paid non-daily publications. In addition, we provide business information electronically through our 48 on-line publication web sites, our 28 event and other non-publication web sites and our email notification systems. Our Professional Services Division comprises two operating units, APC, which currently provides mortgage default processing services to three law firms, one in Michigan, one in Indiana and one in Minnesota, and Counsel Press, which provides appellate services to law firms and attorneys nationwide. Upon the closing of the acquisition of NDEx described below in “Recent Developments,” APC will provide mortgage default processing services to six law firm customers, as well as directly to mortgage lenders and loan servicers in California, and operate in three new states, California, Georgia and Texas.
Recent Developments
Pending Acquisition of Outstanding Equity Interests of NDEx.
     On July 28, 2008, we signed an equity purchase agreement to acquire all of the outstanding equity interests, or equity interests, in National Default Exchange Management, Inc., National Default Exchange Holdings, L.P., THP/NDEx AIV, Corp., and THP/NDEx AIV, LP (all of such entities referred to collectively as “NDEx”). Under the terms of the purchase agreement, we will pay to the sellers of NDEx $167.5 million in cash, with $151.0 million payable at closing, $15.0 million placed into escrow to secure payment of indemnification claims, and $1.5 million held back for working capital adjustments. In addition, we may be obligated to pay up to an additional $13.0 million in the future based upon the adjusted EBITDA for NDEx during the first twelve months following the closing of the acquisition. If the adjusted EBITDA for NDEx equals or exceeds $28.0 million during such twelve-month period, we will pay the sellers the maximum $13.0 million earnout payment.
     At closing, APC will also issue to the sellers, or their designees, an aggregate 6.1% interest in APC (the “APC Interests”). As of July 28, 2008, the APC Interests had an agreed upon fair market value of approximately $11.6 million. The APC Interests, when issued, will include put rights and other terms consistent with the existing minority interests in APC owned by APC Investments, LLC (an affiliate of Trott & Trott P.C.) and Feiwell & Hannoy. Please refer to “Minority Interest in Net Income of Subsidiary” for more information about the rights of APC Investments and Feiwell & Hannoy. As a result of this acquisition, we expect our interest in APC will be diluted from 88.9% to 84.7% of the total outstanding membership interests in APC and that APC Investments and Feiwell & Hannoy will hold 7.6% and 1.7%, respectively, of the outstanding membership interests in APC.
     In addition, we will also issue to the sellers, or their designees, 825,528 unregistered shares of our common stock, having a fair market value of $15.9 million based upon the daily last reported closing price for a share of our common stock on the 20 consecutive trading days immediately preceding the signing of the equity purchase agreement through, and including, July 25, 2008.
     Upon the closing of the acquisition, we expect to allocate substantially all of the acquired intangibles to the long term services agreements described below.
     The closing of this acquisition is conditioned upon (a) NDEx entering into a long-term services agreement with the Barrett, Daffin, Frappier, Turner & Engel, LLP (the Barrett Law Firm) and, if applicable, affiliated law firms. for the exclusive referral of mortgage default, foreclosure, litigation, bankruptcy and other mortgage default related files for processing, (b) termination of the waiting period under the Hart-Scott-Rodino Act, (c) the shares of common stock issued in the acquisition being listed on the New York Stock Exchange, and (d) satisfaction or waiver of other customary closing conditions. We made our Hart-Scott-Rodino filings shortly after the signing of the equity purchase agreement.
     We expect to use all of the net proceeds from the sale of the shares in the private placement (as described below), along with approximately $105.0 million in debt from our credit facility and other available cash for the remaining balance, to finance the cash purchase price for NDEx. After the acquisition of NDEx, we expect to have approximately $20.0 million available on our credit facility.
     Much like APC, NDEx provides mortgage default processing services, primarily for the Barrett Law Firm in Texas. Last year, NDEx began providing these services in California directly for mortgage lenders and loan servicers (instead of for a law firm that has such lenders and servicers as clients). Unlike other states, foreclosure and certain other mortgage default processes may be undertaken by non-attorneys in California. NDEx recently started providing mortgage default processing services to the Barrett Law Firm and/or its affiliates for foreclosures and other related files in Georgia.
     In addition to providing mortgage default processing services, NDEx also operates a real estate title company, which we will be acquiring as part of this pending acquisition. This is a new line of business for us and one in which, among our key employees or executive officers, only Dave Trott, president of APC, has any previous experience.
     After closing of this acquisition, NDEx will become a subsidiary of APC. Michael C. Barrett, the current chief executive officer of NDEx, will serve as president and chairman emeritus of NDEx. We expect that two other key executives will remain in similar roles with NDEx. All other NDEx senior executives are expected to remain with the business, although some of them may provide services to the business on a limited basis. In addition, we will add approximately 520 new employees with this acquisition. Like APC, NDEx has its own proprietary case management system. We intend to have NDEx continue to use that system to process mortgage default files after completion of the acquisition and eventually combine this system with the case management system currently used by APC.

Private Placement
     Also, on July 28, 2008, we signed a securities purchase agreement with 24 accredited investors consisting of funds and investment accounts managed or advised by TCS Capital Management, LLC, T. Rowe Price Associates, Inc., GLG Partners, L.P. Polar Securities, Inc., William Blair & Company, LLC or Shannon River Partners to sell an aggregate of 4,000,000 unregistered shares of the Company’s common stock for $16.00 per share. This sale closed on July 30, 2008.
     In connection with this securities purchase agreement, we are obligated to file a registration statement covering the re-sale of the privately placed shares and to use our reasonable best efforts to cause the registration statement to be effective within 120 days of the closing. If the registration statement is not declared effective within 120 days of the closing and in certain other limited cases, we have agreed to pay the investors a cash penalty equal to 0.25% of each investor’s original purchase price for the shares still held by such investor each week until the registration statement is effective or such investor’s shares can be sold without registration and volume limitations under Rule 144 of the Securities Act. This cash penalty is capped at 8.0% of each investor’s original purchase price for the shares still held by such investor.
     We received net proceeds of approximately $60.5 million from this private placement. We plan to apply all of these net proceeds toward the cash purchase price of NDEx (described above).
     Allen & Co, LLP and Craig Hallum Capital Group, LLC served as exclusive placement agents for this private placement. We have paid our placement agents $3.2 million, 5.0% of the total offering price of $64.0 million. In addition, we have reimbursed Allen & Co., LLP and Craig Hallum Capital Group, LLC $84,614 and $22,508, respectively, for their reasonable expenses.
Amendment to Credit Facility
     In connection with the transactions described above, we amended our credit facility with the syndicate of lenders who are party to our second amended restated credit facility. Specifically, on July 28, 2008, we and our consolidated subsidiaries signed a first amendment to the credit facility. In addition to approving the acquisition of NDEx and waiving the requirement that we use 50% of the proceeds from the private placement to pay down indebtedness under the credit facility (both described above), the amendment (1) reduces the senior leverage ratio we and our consolidated subsidiaries are required to maintain as of the last day of each fiscal quarter from no more than 4.50 to 1.00 to no more than 3.50 to 1.00 and (2) increases the interest rate margins charged on the loans under the credit facility. While the amendment is effective as of July 28, 2008, if certain conditions subsequent are not satisfied by September 30, 2008, including, without limitation, the closing of the NDEx acquisition and customary conditions, the amendments described above will cease to have any force or effect and the credit facility will revert back to the existing provisions (except that we and our consolidated subsidiaries will not in any event be required to use 50% of the proceeds from the private placement to pay down indebtedness under the credit facility). We paid approximately $296,000 in fees in connection with this amendment.
Outstanding Shares after Private Placement and NDEx
     After completion of the transactions described above, without accounting for any forfeitures of restricted stock occurring after June 30, 2008 and assuming no other issuances of shares, we expect to have approximately 29,956,810 shares outstanding.
Changes in our Ownership in APC
     On November 30, 2007, we increased our majority ownership interest in APC to 88.7% by acquiring 9.1% and 2.3% of the outstanding membership units in APC from the minority members, Trott & Trott and Feiwell & Hannoy, respectively. We paid a total of $15.6 million for these units, of which we paid $12.5 million to Trott & Trott and $3.1 million to Feiwell & Hannoy. After the acquisition of these membership interests, our minority partners, Trott & Trott and Feiwell & Hannoy, owned 9.1% and 2.3%, respectively, of APC. At the same time, the members of APC amended and restated APC’s operating agreement as it related to the right of Trott & Trott and Feiwell & Hannoy to demand that we acquire their minority interest in APC. Please refer to “Minority Interest in

Net Income of Subsidiary” for more information about this right of the minority members. In connection with the acquisition of mortgage default processing services business of Wilford & Geske in February 2008, APC made a capital call. Feiwell & Hannoy declined to participate in the capital call. We contributed Feiwell & Hannoy’s share of the capital call and, as a result, our interest in APC increased to 88.9% and Feiwell & Hannoy’s decreased to 2.0% of the outstanding membership interests of APC. Also, in February 2008, Trott & Trott assigned its interest in APC to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including APC President, David A. Trott. After the consummation of the closing of the acquisition of NDEx (as described above), we expect our ownership interest in APC to decrease to 84.7% as a result of the issuance of APC membership interests to the sellers of NDEx. In addition, we expect that APC Investments and Feiwell & Hannoy will hold 7.6% and 1.7%, respectively, of the outstanding membership interests in APC after the closing of NDEx. The sellers of NDEx will own 6.1% of the outstanding membership interests in APC.
Initial Public Offering
     On August 7, 2007, we completed our initial public offering of 10,500,000 shares of common stock (exclusive of 2,956,522 shares sold by selling stockholders and 2,018,478 shares sold pursuant to the exercise by the underwriters of their option to purchase additional shares from certain selling stockholders) at a price of $14.50 per share. We received $137.4 million of net proceeds from the offering, after deducting the underwriters’ discount of $10.7 million and offering expenses of approximately $4.3 million. In connection with our initial public offering, all outstanding shares of our Series C preferred stock, including all accrued and unpaid dividends, converted into shares of Series A preferred stock, Series B preferred stock and an aggregate of 5,093,155 shares of common stock. We used $101.1 million of the net proceeds to redeem all of the outstanding shares of Series A preferred stock (including all accrued and unpaid dividends and shares issued upon conversion of the Series C preferred stock), and Series B preferred stock (including shares issued upon conversion of the Series C preferred stock). As a result of the conversion of Series C preferred stock and the redemption of all preferred stock on August 7, 2007, no shares of our preferred stock remain issued and outstanding.
     Prior to August 7, 2007, when shares of our Series C preferred stock were issued and outstanding, we recorded non-cash interest expense related to mandatorily redeemable preferred stock. Prior to the offering, the valuation of our common stock had a material effect on our operating results because we accounted for our Series C preferred stock, a mandatorily redeemable preferred stock that was convertible into shares of common stock, at fair value. Accordingly, we recorded the increase or decrease in the fair value of our redeemable preferred stock as either an increase or decrease in interest expense at each reporting period. During the three and six months ended June 30, 2007, we recorded the related dividend accretion for the change in fair value of this security of $8.3 million and $25.8 million, respectively, as interest expense. Because all shares of series C preferred stock were redeemed by us on August 7, 2007, we have not recorded any non-cash interest expense related to mandatorily redeemable preferred stock for the three and six months ended June 30, 2008 (or any other periods after August 7, 2007).
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
Recent Acquisitions
     We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions. We consummated the following acquisitions during the first six months of 2008 and in 2007:
Business Information
     On February 13, 2008, we acquired the assets of Legal and Business Publishers, Inc., which include The Mecklenburg Times, an 84-year old court and commercial publication located in Charlotte, North Carolina, and electronic products, including www.mecktimes.com and www.mecklenburgtimes.com. The Mecklenburg Times serves Mecklenburg County, North Carolina and is also qualified as a legal newspaper in Union County, North

Carolina. We paid $3.3 million in cash for the assets, including $2.8 million paid at closing, plus an additional $500,000 we paid on May 13, 2008 pursuant to the terms of the purchase agreement. Under the terms of our agreement with Legal and Business Publishers, we may be obligated to pay up to an additional $500,000 in the aggregate based upon the revenues we earn from the assets in the six-month and twelve-month periods following the closing of this acquisition.
     On March 30, 2007, we acquired the business information assets of Venture Publications, Inc., consisting primarily of several publications serving Mississippi and an annual business trade show, for $2.8 million in cash. In addition, we paid $600,000 to Venture Publications in April 2008 in connection with the acquired assets achieving certain revenue targets set forth in the asset purchase agreement.
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
     On January 9, 2007, APC entered the Indiana market by acquiring the mortgage default processing service business of the law firm of Feiwell & Hannoy for $13.0 million in cash, a $3.5 million promissory note payable in two equal annual installments of $1.75 million, the first of which was paid on January 9, 2008, with no interest accruing on the note, and a 4.5% membership interest in APC. Under the terms of the asset purchase agreement with Feiwell & Hannoy, we were required to guaranty APC’s obligations under the note payable to Feiwell & Hannoy. In connection with this guaranty, Trott & Trott executed a reimbursement agreement with us, whereby Trott & Trott agreed to reimburse us for 19.0% (its then-ownership percentage) of any amounts we are required to pay to Feiwell & Hannoy pursuant to our guaranty of the note. At the same time, APC also entered an exclusive service agreement with Feiwell & Hannoy for the referral of mortgage default, foreclosure, bankruptcy, eviction and other mortgage default related files to us for processing. The agreement is for an initial term of 15 years and is subject to automatically renew for two additional ten year periods unless either party elects to terminate the term then-in-effect with prior notice.
     We have accounted for each of the acquisitions described above) under the purchase method of accounting. The results of the acquired mortgage default processing services businesses of Feiwell & Hannoy and Wilford & Geske have been included in the Professional Services segment, and the results of the acquired businesses of Venture Publications, Inc. and Legal and Business Publishers, Inc. have been included in the Business Information segment, in our consolidated financial statements since the date of such acquisition.
Revenues
     We derive revenues from two operating segments, our Business Information Division and our Professional Services Division. For the three and six months ended June 30, 2008, our total revenues were $41.6 million and $83.1 million, respectively, and the percentage of our total revenues attributed to each of our segments was as follows:
•	56.4% and 55.6%, respectively, from our Business Information Division; and

•	43.6% and 44.4%, respectively, from our Professional Services Division.
     Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising which consists of display and classified advertising in our print products and web sites. We include within our display and classified advertising revenues those revenues generated by sponsorships, advertising and ticket sales generated by our local events). Our display and classified advertising revenues accounted for 21.1% and 20.4% of our total revenues and 37.5% and 36.6% of our Business Information Division’s revenues for the three and six months ended June 30, 2008, respectively. We recognize display and classified advertising revenues upon placement of an advertisement in one of our publications or on one of our web sites. We recognize display and classified advertising revenues generated by sponsorships, advertising and ticket sales from local events when those events are held. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.
     We publish 305 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. During each of the three and six months ended June 30, 2008, our public notice revenues accounted for 25.5% of our total revenues. During those same periods, these revenues accounted for 45.2% and 45.9% of our Business Information Division’s revenues, respectively. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which are affected by the number of residential mortgage foreclosures in the 13 markets where we are qualified to publish public notices because of the high volume of foreclosure notices we publish in our court and commercial newspapers. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
     We sell our business information products primarily through subscriptions. For the three and six months ended June 30, 2008, our circulation revenues, which consist of subscriptions and single-copy sales, accounted for 8.8% and 8.5%, respectively, of our total revenues and 15.5% and 15.4%, respectively, of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation revenues are driven by the number of copies sold and the subscription rates charged to customers. Our other business information revenues, comprising sales from commercial printing and database information, accounted for 1.0% and 1.2% of our total revenues and 1.8% and 2.1% of our Business Information Division’s revenues for the three and six months ended June 30, 2008, respectively. We recognize our other Business Information revenues upon delivery of the printed or electronic product to our customers.
     Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing and appellate services through fee-based arrangements. Through APC, we assist law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. As of June 30, 2008, we provided these services for Trott & Trott, a Michigan law firm of which David A. Trott, APC’s President, is majority shareholder and managing attorney, Feiwell & Hannoy, an Indiana law firm of which the two shareholders and principal attorneys are senior executives of APC in Indiana, and the Minnesota law firm, Wilford & Geske. The two shareholders and principal attorneys of Wilford & Geske are executive vice presidents of APC.
     For the three and six months ended June 30, 2008, we serviced approximately 36,700 and 73,300 mortgage default case files, respectively (approximately 10.0% and 7.2% of which, respectively, were referred to us by Wilford & Geske, whose mortgage default processing services business we acquired in February 2008), and our mortgage default processing service revenues accounted for 35.7% and 35.9%, respectively, of our total revenues and 81.8% and 81.0%, respectively, of our Professional Services Division’s revenues. We believe mortgage default file volume, and thus mortgage default processing revenues, tend to be lower in the second quarter of each year because homeowners receive income tax refunds that they can apply towards their residential mortgages during the second quarter. We recognize mortgage default processing service revenues on a ratable basis over the period during which the services are provided, which was generally 31 to 64 days for Trott & Trott, 31 to 270 days for Feiwell & Hannoy, and 37 to 223 days for Wilford & Geske. We consolidate the operations, including revenues, of APC and record a minority interest adjustment for the percentage of earnings that we do not own. See “Minority Interests in Net Income of Subsidiary” for a description of the impact of the minority interests in APC on our operating results. We bill Trott & Trott, Wilford & Geske and Feiwell & Hannoy (for non-foreclosure files) for services performed and record amounts billed for services not yet performed as deferred revenue. On foreclosure files, we bill Feiwell & Hannoy in two installments and record amounts for services performed but not yet billed as unbilled services and amounts billed for services not yet performed as deferred revenue.

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
     APC’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which it does business as well as how many of the files we handle that actually result in evictions, bankruptcies and/or litigation. Our agreement with Trott & Trott contemplates the review and possible revision of the fees received by APC every two years beginning on or before January 1, 2008. Under the Feiwell & Hannoy and Wilford & Geske agreements, the fixed fee per file increases on an annual basis through 2012 and 2013, respectively, to account for inflation as measured by the consumer price index. In each year after 2012 (for Feiwell & Hannoy) and 2013 (for Wilford & Geske), APC and such customer will review and possibly revise the fee schedule for future years. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected. During the first quarter of 2008 in accordance with their respective services agreements, we revised our fee structure with Trott & Trott and Feiwell & Hannoy, increasing the fixed per file fee paid for each file referred to us. At the same time, we also agreed to extend the payment terms for Trott & Trott from 30 to 45 days.
     Through Counsel Press, we assist law firms and attorneys throughout the United States in organizing, printing and filing appellate briefs, records and appendices that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. These revenues tend to be lower in the second quarter of each year because there are typically fewer appellate filings during such quarter as a result of court recesses. For the three and six months ended June 30, 2008, our appellate service revenues accounted for 8.0% and 8.5%, respectively, of our total revenues and 18.2% and 19.0%, respectively, of our Professional Services Division’s revenues. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the three and six months ended June 30, 2008, we provided appellate services to attorneys in connection with approximately 2,000 and 4,100 appellate filings, respectively, in federal and state courts. We recognize appellate service revenues as the services are provided, which is when our final appellate product is filed with the court.
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
Equity in Earnings of The Detroit Legal News Publishing
     We own 35.0% of the membership interests in The Detroit Legal News Publishing, LLC (DLNP), the publisher of The Detroit Legal News and nine other publications. We account for our investment in DLNP using the equity method. Our percentage share of DLNP’s earnings was $1.5 million and $3.0 million for the three and six months ended June 30, 2008, respectively, which we recognized as operating income. This is net of amortization of $0.4 million and $0.8 million for the three and six months ended June 30, 2008, respectively. APC handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
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
Minority Interest in Net Income of Subsidiary
     Minority interest in net income of subsidiary for six months ended June 30, 2008 consisted of the following:
•	a 9.1% membership interest in APC held by (1) Trott & Trott from January 1, 2008 through January 31, 2008 and (2) APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including APC President Dave Trott and APC’s two executive vice presidents in Michigan, from February 1, 2008 through June 30, 2008; and

•	a 2.3% membership interest in APC that Feiwell & Hannoy held for the period of January 1, 2008 through February 21, 2008 and a 2.0% membership interest in APC that Feiwell & Hannoy held for the period of February 22, 2008 through June 30, 2008.
Minority interest in net income of subsidiary for the three months ended June 30, 2008 consisted of a 9.1% and 2.0% membership interest held by APC Investments and Feiwell & Hannoy, respectively.
     You should refer to “Recent Developments” earlier in this report for information about the change in our ownership in APC during the six months ended June 30, 2008 and after June 30, 2008. There was no change in our ownership in APC during the three months ended June 30, 2008.
     Under the terms of the APC operating agreement, each month, we are required to distribute APC’s earnings before interest, taxes, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of APC, capital expenditures and working capital reserves to APC’s members on the basis of common equity interest owned. We paid the following distributions in the three and six months ended June 30, 2008 and 2007:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
APC Investments*	$436,797	$509,832	$736,760	$919,505
Feiwell & Hannoy	98,415	126,439	172,146	182,993

Total	$535,212	$636,271	$908,906	$1,102,498

*	Trott & Trott prior to February 1, 2008
     In addition, APC Investments and Feiwell & Hannoy each have the right, for a period of six months following August 7, 2009 to require APC to repurchase all or any portion of the APC membership interests held by APC Investments or Feiwell & Hannoy, as the case may be, at a purchase price based on 6.25 times APC’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for APC as of the date the repurchase occurs. The aggregate purchase price would be payable by APC in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%. In connection with the closing of the acquisition of NDEx (described in “Recent Developments”), the sellers of NDEx, or their designees, will also have these put rights in connection with their membership interests in APC.
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
     We believe the critical accounting policies that require the most significant estimates, assumptions and judgments to be used in the preparation of our consolidated financial statements are as follows: purchase accounting, valuation of our equity securities as a privately-held company for periods prior to our initial public offering, impairment of goodwill, other intangible assets and other long-lived assets, share-based compensation expense, income tax accounting, and allowances for doubtful accounts. See Note 1 to our unaudited condensed consolidated interim financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 in our annual report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 28, 2008, and available at the SEC’s web site at www.sec.gov, for a discussion (in addition to that provided below) as to how we apply these policies.
Purchase Accounting
     During the three months ended June 30, 2008, we applied purchase accounting to the acquisition of the assets of Midwest Law Printing Co., Inc. During the six months ended June 30, 2008, we applied purchase accounting to the following acquisitions: (1) the assets of Legal and Business Publishers, Inc., including The Mecklenberg Times; (2) the mortgage default processing services business of Wilford & Geske; (3) the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC; and (4) the acquisition of the assets of Midwest Law Printing Co., Inc. See Note 3 to our unaudited condensed consolidated interim financial statements included in this quarterly report on Form 10-Q for more information about the application of purchase accounting to these acquisitions.

Valuation of Our Company Equity Securities
     Prior to the consummation of our initial public offering when we redeemed all issued and outstanding shares of our preferred stock, there was no market for our common stock. As a result, the valuation of our common stock had a material effect on our operating results because we accounted for our mandatorily redeemable preferred stock at fair value. Accordingly, we recorded the increase or decrease in the fair value of our redeemable preferred stock as either an increase or decrease in interest expense in each reporting period. During the three and six months ended June 30, 2007, we recorded non-cash interest expense of $26.3 million and $56.3 million, respectively. There was not a similar expense for the three or six months ended June 30, 2008 or other periods after August 7, 2007, the date on which we redeemed all outstanding shares of our preferred stock. Determining the fair value of our redeemable preferred stock (for periods before August 7, 2007) required us to value two components: (1) the fixed redeemable portion and (2) the common stock conversion portion.
     We determined the fair value of the fixed portion by calculating the present value of the amount that was mandatorily redeemable, including accreted dividends, on July 31, 2010 as of each balance sheet date. During the six months ended June 30, 2007, we used a discount rate of 13.0% to calculate such present value based on a weighted average cost of capital analysis.
     We used the initial public offering price of $14.50 per share as the fair value of our common stock to determine the fair value of our series C preferred stock and calculate the non-cash interest expense related to redeemable preferred stock for the six months ended June 30, 2007.
     For information about the objective and subjective factors we considered in estimating the fair value of common stock as of June 30, 2007, please refer to “Management Discussion and Analysis-Critical Accounting Policies-Valuation of Our Company Equity Securities” in our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 28, 2008.
Goodwill, Other Intangible Assets and Other Long-Lived Assets
     We determine the estimated economic lives and related amortization expense for our intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense. If the unamortized balance were deemed to be unrecoverable, we would recognize an impairment charge to the extent necessary to reduce the unamortized balance to the amount of expected future discounted cash flows, with the amount of such impairment charged to operations in the current period. We estimate useful lives of our intangible assets by reference to current and projected dynamics in the business information and mortgage default processing service industries and anticipated competitor actions. The amount of net income for the six months ended June 30, 2008 would have been approximately $0.5 million higher if the actual useful lives of our finite-lived intangible assets were 10% longer than the estimates and approximately $0.6 million lower if the actual useful lives of our finite-lived intangible assets were 10% shorter than the estimates. You should refer to the discussion on new accounting pronouncements in Note 1 of our unaudited condensed consolidated interim financial statements included in this quarterly report on Form 10-Q for more information about FSP 142-3, which deals with determining the useful life of recognized intangible assets and will become effective for us beginning January 1, 2009.
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
     During the six months ended June 30, 2008, we granted stock options exercisable for 419,056 shares of common stock at an exercise price equal to $16.52. These stock options were granted under the 2007 Incentive Compensation Plan. Grantees forfeited options to purchase 51,516 shares of our common stock during the six months ended June 30, 2008. The majority of these forfeitures were from four directors whose services with us terminated in May 2008 as a result of the expiration of their term on our board, resignation from our board or death. In 2008, we have applied a zero percent forfeiture rate for stock options.
     The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the fair value of the stock options we granted during 2008:

2008
Dividend yield	0.0%
Expected volatility	28.0%
Risk free interest rate	3.0%
Expected term of options	4.75 years
Weighted average grant date fair value	$4.89
     All options granted in 2008 are non-qualified options that vest in four equal annual installments commencing on the first anniversary of the grant date and expire seven years after the grant date.
     Our share-based compensation expense for all granted options under SFAS 123(R) for the three months ended June 30, 2008 and 2007 was approximately $287,000 and $11,000, respectively, before income taxes and for the six months ended June 30, 2008 and 2007, was approximately $553,000 and $21,000, respectively, before income taxes. As of June 30, 2008, our estimated aggregate unrecognized share-based compensation expense for all unvested stock options was $5.0 million, which we expect to recognize over a weighted-average period of approximately 3.4 years.
     Our 2007 Incentive Compensation Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share-based expense for restricted stock awards is determined based on the market price of our stock on the date of grant applied to the total number of shares that are anticipated to fully vest. During the six months ended June 30, 2008, we granted 54,139 shares of restricted stock to management employees. For these grants, we used the closing share price of our common stock on the grant date to determine the value of our restricted stock awards. Compensation expense is amortized over the vesting period. During the six months ended June 30, 2008, grantees forfeited 11,575 shares of restricted stock. The forfeited shares of restricted stock are deemed to be issued but not outstanding. In 2008, we applied an estimated forfeiture rate of ten percent for restricted stock awards issued to all non-management employees and zero percent for restricted stock awards issued to management employees. Substantially all of these restricted shares vest in four equal annual installments commencing on the first anniversary of the grant date.
     Our share-based compensation expense for all restricted shares under SFAS 123(R) for the three and six months ended June 30, 2008 was approximately $106,000 and $239,000, respectively, before income taxes. There was no comparable expense for the three and six months ended June 30, 2007 because the Company had no outstanding grants of restricted stock during those periods. As of June 30, 2008, our estimated aggregate unrecognized share-based compensation expense for all unvested restricted shares was $2.4 million, which we expect to recognize over a weighted-average period of approximately 3.4 years.
     We have reserved 2,700,000 shares of our common stock for issuance under our incentive compensation plan. There were 1,125,666 shares available for issuance under the plan as of June 30, 2008. This includes shares underlying stock options that our board authorized us to grant to two non-employee directors in connection with their election to our board during June and July 2008. The number of shares underlying the options authorized to be granted to these directors is not known at this time because it is based upon the fair market value of a share of our common stock on the grant date and the grant date will be August 11, 2008.
Income Taxes
     The provision of income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which we operate. For the six months ended June 30, 2008 and 2007, we used an effective tax rate of 41% and 38%, respectively, based on our annual projected income in accordance with APB No. 28.
     We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. The completion of these audits could result in an increase to amounts previously paid to the taxing jurisdictions. The Internal Revenue Service recently commenced an audit of our federal tax returns for the year ended December 31, 2005. We do not believe any adjustments, if issued, would have a material impact on our financial position.
Accounts Receivable Allowances
     We extend credit to our advertisers, public notice publishers, commercial printing customers and professional service customers based upon an evaluation of each customer’s financial condition, and collateral is generally not required. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. We believe that no significant concentration of credit risk exists with respect to our Business Information Division. We had a significant concentration of credit risk with respect to our Professional Services Division as of June 30, 2008 because the amount due from Trott & Trott was $6.5 million, or 26.0% of our consolidated net accounts receivable balance, and the amount due from Feiwell & Hannoy was $4.0 million, or 15.9% of our consolidated net receivable balance. However, to date, we have not experienced any problems with respect to collecting prompt payment from Trott & Trott or from Feiwell & Hannoy, each of which are required to remit all amounts due to APC with respect to files serviced by APC in accordance with the time periods agreed to by the parties.
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
New Accounting Pronouncements
     Please see Note 1 to our unaudited condensed consolidated interim financial statements earlier in this quarterly report on Form 10-Q for information about new accounting pronouncements affecting us.
Non-GAAP Financial Measures
     We present three non-GAAP financial measures: adjusted EBITDA, cash earnings and cash earnings per diluted share measures.
Adjusted EBITDA
     The adjusted EBITDA measure presented consists of net income (loss) before:
•	non-cash interest expense related to redeemable preferred stock;

•	interest expense, net;

•	income tax expense;

•	depreciation and amortization;

•	non-cash compensation expense; and

•	minority interest in net income of subsidiary;
and after:
•	minority interest distributions paid.

Management’s Use of Adjusted EBITDA
     We are providing adjusted EBITDA, a non-GAAP financial measure, along with GAAP measures, as a measure of profitability because adjusted EBITDA helps us evaluate and compare our performance on a consistent basis for different periods of time. We believe this non-GAAP measure, as we have defined it, helps us evaluate and compare our performance on a consistent basis for different periods of time by removing from our operating results the impact of the non-cash interest expense arising from the common stock conversion option in our Series C preferred stock (which had no impact on our financial performance for the three and six months ended June 30, 2008, because we redeemed all of our outstanding shares of preferred stock, including shares issued upon conversion of the Series C preferred stock, in connection with our initial public offering on August 7, 2007), as well as the impact of our net cash or borrowing position, operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization, which impact has been significant and fluctuated from time to time due to the variety of acquisitions that we have completed since our inception. Similarly, our presentation of adjusted EBITDA also excludes non-cash compensation expense because this is a non-cash charge for stock options and restricted shares of common stock that we have granted. We exclude this non-cash expense from adjusted EBITDA because we believe any amount we are required to record as share-based compensation expense contains subjective assumptions over which our management has no control, such as share price and volatility.
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

     The following is a reconciliation of our net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$4,397	$(21,858)	$8,404	$(49,644)
Non-cash interest expense related to redeemable preferred stock	—	26,318	—	56,260
Interest expense, net	287	1,393	2,738	3,428
Income tax expense	3,027	967	5,786	4,107
Amortization of intangibles	2,318	1,871	4,536	3,714
Depreciation expense	1,190	889	2,291	1,645
Amortization of DLNP intangible	377	358	754	718
Non-cash compensation expense	393	11	792	21
Minority interest in net income of subsidiary	493	807	1,050	1,707
Cash distributions to minority interest	(535)	(636)	(909)	(1,102)

Adjusted EBITDA	$11,947	$10,120	$25,442	$20,854

Cash Earnings and Cash Earnings per Diluted Share
   The cash earnings measure presented consists of net income (loss) before:
•	non-cash interest expense related to redeemable preferred stock;

•	non-cash interest income related to the change in fair value of interest rate swaps;

•	amortization expense; and

•	an adjustment to income tax expense related to the reconciling items above at a 41% tax rate.
We calculate the cash earnings per diluted share measure presented by dividing cash earnings by the weighted average number of diluted common shares outstanding during the period.
Management’s Use of Cash Earnings and Cash Earnings Per Diluted Share
     We are providing cash earnings and cash earnings per diluted share, both non-GAAP financial measures, along with GAAP measures, as a measure of profitability because they are commonly used by financial analysts, investors and other interested parties in evaluating companies’ performance. In addition, we are providing cash earnings per diluted share in part because it offers investors a per-share metric, in addition to GAAP measures, in evaluating our performance. We believe these non-GAAP measures, as we have defined them, help us evaluate and compare our performance on a consistent basis for different periods of time by removing from our operating results non-cash interest expense related to our redeemable preferred stock (which had no impact on our financial performance for periods after August 7, 2007 when we redeemed all outstanding shares of preferred stock, including shares issued upon conversion of the Series C preferred stock); non cash interest expense related to the change in the fair value of our interest rate swaps; amortization, which is a significant non-cash expense that has fluctuated from time to time due to acquisitions we have completed since our inception and income tax expense related to these items.
     Although cash earnings and cash earnings per share are new metrics for us, we believe that they provide meaningful information about our business operations that investors should consider along with our GAAP financial information. We have begun using these metrics to measure our operating performance and the effectiveness of our operating strategies. We intend to use cash earnings and cash earnings per diluted share for planning purposes, including the preparation of internal annual operating budgets for the next calendar year.
     Cash earnings and cash earnings per share are both non-GAAP measures that have limitations because they do not include all items of income and expense that affect our operations. Neither of these non-GAAP financial measures are prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income (loss), net income (loss) per diluted share or any other measure of performance or liquidity derived in accordance with GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, it should be noted that companies calculate cash earnings and cash earnings per diluted share differently and, therefore, cash earnings and cash earnings per diluted share as presented for us may not be comparable to the calculations of cash earnings and cash earnings per diluted share reported by other companies.
     The following is a reconciliation of the company’s net income (loss) to cash earnings and cash earnings per diluted share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$4,397	$(21,858)	$8,404	$(49,644)
Non-cash interest expense related to redeemable preferred stock	—	26,318	—	56,260
Non-cash interest income related to the change in fair value of interest rate swaps	(1,177)	(561)	(22)	(387)
Amortization of intangibles	2,318	1,871	4,536	3,714
Amortization of DLNP intangible	377	358	754	718
Adjustment to income tax expense related to reconciling items at a 41% tax rate	(622)	(1,942)	(2,160)	(1,948)

Cash earnings	$5,293	$4,186	$11,512	$8,713

Net income (loss) per diluted share (GAAP)	$0.17	$(2.34)	$0.33	$(5.32)
Cash earnings per diluted share	$0.21	$0.45	$0.46	$0.93

Weighted average diluted shares outstanding	25,307,422	9,324,000	25,246,279	9,324,000

RESULTS OF OPERATIONS
     The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended June 30,
		% of		% of
	2008	Revenues	2007	Revenues
Revenues:
Business Information	$23,424	56.4%	$21,588	58.3%
Professional Services	18,129	43.6%	15,467	41.7%

Total revenues	41,553	100.0%	37,055	100.0%

Operating expenses:
Business Information	19,585	47.1%	16,869	45.5%
Professional Services	13,104	31.5%	11,141	30.1%
Unallocated corporate operating expenses	2,139	5.1%	2,743	7.4%

Total operating expenses	34,828	83.8%	30,753	83.0%
Equity in earnings of The Detroit Legal News Publishing, LLC, net of amortization	1,469	3.5%	1,330	3.6%

Operating income	8,194	19.7%	7,632	20.6%
Non-cash interest expense related to redeemable preferred stock	—	0.0%	(26,318)	(71.0)%
Interest expense, net	(287)	(0.7)%	(1,393)	(3.8)%
Other income (expense), net	10	0.0%	(5)	0.0%

Income (loss) before income taxes	7,917	19.1%	(20,084)	(54.2)%
Income tax expense	(3,027)	(7.3)%	(967)	(2.6)%
Minority interest	(493)	(1.2)%	(807)	(2.2)%

Net income (loss)	$4,397	10.6%	$(21,858)	(59.0)%

Adjusted EBITDA	$11,947	28.8%	$10,120	27.3%

Net income (loss) per diluted share (GAAP)	$0.17		$(2.34)

Cash earnings per diluted share	$0.21		$0.45

	Six Months Ended June 30,
		% of		% of
	2008	Revenues	2007	Revenues
Revenues:
Business Information	$46,196	55.6%	$41,068	56.5%
Professional Services	36,869	44.4%	31,682	43.5%

Total revenues	83,065	100.0%	72,750	100.0%

Operating expenses:
Business Information	37,937	45.7%	32,771	45.0%
Professional Services	26,054	31.4%	22,273	30.6%
Unallocated corporate operating expenses	4,143	5.0%	4,080	5.6%

Total operating expenses	68,134	82.0%	59,124	81.3%
Equity in earnings of The Detroit Legal News Publishing, LLC, net of amortization	3,026	3.6%	2,245	3.1%

Operating income	17,957	21.6%	15,871	21.8%
Non-cash interest expense related to redeemable preferred stock	—	0.0%	(56,260)	(77.3)%
Interest expense, net	(2,738)	(3.3)%	(3,428)	(4.7)%
Other income (expense), net	21	0.0%	(13)	0.0%

Income (loss) before income taxes	15,240	18.3%	(43,830)	(60.2)%
Income tax expense	(5,786)	(7.0)%	(4,107)	(5.6)%
Minority interest	(1,050)	(1.3)%	(1,707)	(2.3)%

Net income (loss)	$8,404	10.1%	$(49,644)	(68.2)%

Adjusted EBITDA	$25,442	30.6%	$20,854	28.7%

Net income (loss) per diluted share (GAAP)	$0.33		$(5.32)

Cash earnings per diluted share	$0.46		$0.93

Three Months Ended June 30, 2008
Compared to Three Months Ended June 30, 2007
Revenues

	Three Months Ended June 30,
	2008	2007	Increase
	($’s in millions)
Total revenues	$41.6	$37.1	$4.5	12.1%
     The increase in total revenues consists of the following:
•	$1.9 million of revenues from businesses we acquired on or after April 1, 2007, which we refer to as “acquired businesses.” These revenues consisted of: (1) $0.6 million in revenues from the assets of Legal and Business Publishers, Inc. (including The Mecklenburg Times) acquired on February 13, 2008; and (2) $1.4 million in revenues from the mortgage default processing services business of Wilford & Geske acquired on February 22, 2008. Acquired businesses do not include fold in acquisitions, which we define below.

•	$2.6 million of revenues from organic revenue growth. We define organic revenue growth as the net increase in revenue produced by: (1) businesses we owned and operated prior to April 1, 2007, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangibles we purchased on or after April 1, 2007, and integrated into our existing businesses; and (3) businesses that we account for as acquisitions under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations,” but do not report separately for internal financial purposes, which we refer to as “fold in acquisitions.”
We derived 56.4% and 58.3% of our total revenues from our Business Information Division and 43.6% and 41.7% of our total revenues from our Professional Services Division for the three months ended June 30, 2008 and 2007, respectively. This slight change in mix resulted primarily from a $2.9 million, or 36.9%, increase in public notice revenues in our Business Information Division, a $2.8 million, or 23.1%, increase in mortgage default processing services revenues in our Professional Services Division and a $1.0 million, or 9.9%, decrease in display and classified advertising in our Business Information Division. We expect that our Professional Services Division will account for a larger portion of our total revenues during the remainder of 2008 as a result of the anticipated closing of the acquisition of NDEx, which we expect will occur in the third quarter of 2008, and the anticipated reduced spending on display and classified advertising by our customers due to local economic conditions.
Operating Expenses

	Three Months Ended June 30,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$34.8	$30.8	$4.1	13.3%
Direct operating expense	14.6	12.3	2.3	18.3%
Selling, general and administrative expenses	16.7	15.7	1.1	6.8%
Depreciation expense	1.2	0.9	0.3	33.9%
Amortization expense	2.3	1.9	0.4	23.9%
     Operating expenses attributable to our corporate operations (included in selling, general and administrative expenses) decreased $0.6 million, or 22.0%, to $2.1 million, for the three months ended June 30, 2008, from $2.7 million for the three months ended June 30, 2007. These expenses consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs and costs associated with being a public company. The decrease in operating expenses attributable to corporate operations was primarily the result of a change we made in the accounting estimate related to our medical self-insurance reserve to more closely reflect past claims history. This resulted in a $0.5 million reduction in expense in the three months ended June 2008. Other cost increases in the three months ended June 30, 2008 (primarily increased stock-based compensation costs, insurance costs, and professional services) were offset by the June 2007 write-off of split dollar life insurance that we cancelled for certain of our executive officers in connection with our initial public offering. Total operating expenses as a percentage of revenues increased slightly to 83.8% for the three months ended June 30, 2008 from 83.0% for the three months ended June 30, 2007.
     Direct Operating Expenses. The increase in direct operating expenses consisted of a $1.1 million increase in our Business Information Division and a $1.2 million increase in our Professional Services Division. These increases were largely due to increased operating costs resulting from acquisitions occurring in the first three months of 2008 and increased production activity (including increased public notices, events, and increased file volumes in our mortgage default processing service business). You should refer to the more detailed discussions in the Business Information Division Results and Professional Services Division Results below for more information regarding the causes of this increase. Direct operating expenses as a percentage of revenue increased to 35.1% as of June 30, 2008 from 33.3% as of June 30, 2007 due to an increase in the production costs discussed above.
     Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $1.5 million increase in our Business Information Division, a $0.3 million increase in our Professional Services Division, and a $0.7 million decrease in unallocated corporate costs as discussed above. These increases primarily relate to increased costs of operating acquired businesses, increased salary expenses resulting from additional headcount required to meet business needs and other increased personnel costs, including $0.4 million of stock-based compensation expense recorded in the three months ended June 30, 2008. Selling, general and administrative expenses also increased in the three months ended June 30, 2008 as a result of $0.5 million of expenses we incurred in connection with being a public company. We expect our selling, general and administrative expenses to increase for the remainder of 2008 by at least $1.2 million as a result of these costs, including costs we expect to incur as we prepare to comply with the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act will require annual management assessment of the effectiveness of our internal control over financial reporting and an attestation report by our independent auditors on our internal control over financial reporting beginning with the year ending December 31, 2008. You should refer to the more detailed discussions in the Business Information Division Results and Professional Services Division Results below for more information regarding the causes of this increase. Selling, general and administrative expense as a percentage of revenue decreased from 42.3% as of June 30, 2007 to 40.3% as of June 30, 2008.
     Depreciation and Amortization Expense. Our depreciation expense increased due to increased levels of property and equipment in the three months ended June 30, 2008. Our amortization expense increased due primarily to the amortization of finite-lived intangible assets acquired in the February 2008 acquisitions as well as the repurchase of interests in APC from our minority members in November 2007. Because we intend to allocate substantially all of the intangibles to be acquired from NDEx upon closing to the long-term service agreements, we expect our amortization expense to increase significantly in future periods.
Adjusted EBITDA

	Three Months Ended June 30,
	2008	2007	Increase
	($’s in millions)
Adjusted EBITDA	$11.9	$10.1	$1.8	18.1%
Adjusted EBITDA margin	28.8%	27.3%	1.4%	5.3%
     Adjusted EBITDA (as defined and discussed above) and adjusted EBITDA margin (adjusted EBITDA as a percentage of our total revenues) increased because of the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of adjusted EBITDA. Our adjusted EBITDA margin increased in part as a result of increases in higher margin revenue streams, such as public notice and mortgage default processing services.
Cash Earnings and Cash Earnings per Diluted Share

	Three Months Ended June 30,
	2008	2007	Increase (decrease)
Cash earnings (in millions)	$5.3	$4.2	$1.1	26.4%
Cash earning per diluted share	$0.21	$0.45	$(0.24)	(53.4%)
     Cash earnings (as defined and discussed above) increased $1.1 million, or $26.4%, to $5.3 million for the three months ended June 30, 2008 from $4.2 million for the same period in 2007 because of the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of cash earnings. Cash earnings per diluted share (as defined and discussed above) decreased to $0.21 for the three months ended June 30, 2008 from $0.45 for the three months ended June 30, 2007 because of the increase in the number of diluted weighted average shares outstanding from 9.3 million diluted weighted average shares at June 30, 2007 to 25.3 million diluted weighted average shares at June 30, 2008. This increase in diluted weighted shares outstanding occurred in connection with our initial public offering in August 2007.
Non-Cash Interest Expense Related to Redeemable Preferred Stock

	Three Months Ended June 30,
	2008	2007	Decrease
		($’s in millions)
Non-cash interest redeemable preferred stock	$—	$26.3	$(26.3)	(100)%
     Non-cash interest expense related to redeemable preferred stock consisted of non-cash interest expense related to the dividend accretion on our Series A preferred stock and Series C preferred stock and the change in the fair value of our Series C preferred stock. In connection with our initial public offering, we converted the series C preferred stock into shares of Series A preferred stock, Series B preferred stock and common stock. We then used a portion of the net proceeds of the offering to redeem the Series A preferred stock and Series B preferred stock, including shares of Series A preferred stock and series B preferred stock issued upon conversion of the Series C preferred stock. As a result of this redemption, there are currently no shares of preferred stock issued and outstanding. Therefore, we have not recorded, and do not expect to record, any non-cash interest expense related to our preferred stock for other periods after August 7, 2007, including the three months ended June 30, 2008.
Interest Expense, Net

	Three Months Ended June 30,
	2008	2007	Decrease
	($’s in millions)
Interest expense, net	$0.3	$1.4	$(1.1)	(79.4)%
     Interest expense, net consists primarily of interest expense on outstanding borrowings under our bank credit facility and the change in the estimated fair value of our interest rate swaps, offset partially by interest income from our invested cash balances. Interest expense, net decreased due primarily to $0.6 million of increased interest income in connection with our interest rate swaps because of an increase in interest rates, as well as $0.6 million decreased interest in connection with our bank credit facility due to decreased average outstanding borrowings under our bank credit facility. Under the terms of our credit facility, we are required to manage our exposure to certain interest rate changes, and therefore, we use interest rate swaps to manage our risk to certain interest rate changes associated with a portion of our floating rate long-term debt. For the three months ended June 30, 2008, our average outstanding borrowings were $73.1 million compared to $91.5 million for the three months ended June 30, 2007. An increase in outstanding borrowings to finance acquisitions in 2008 and 2007 was offset by the $30 million reduction in debt paid with proceeds from our initial public offering. We expect our average outstanding borrowings to increase significantly in the third quarter as a result of indebtedness we will incur in connection with the pending acquisition of NDEx.
Income Tax Expense

	Three Months Ended June 30,
	2008	2007	Increase
	($’s in millions)
Income tax expense	$3.0	$1.0	$2.1	213.0%
     Our income tax expense increased because of the effect our non-cash interest expense (which we have not recorded for periods after August 7, 2007) had on taxable income in 2007. For 2008, we project our effective tax rate to be 40.8%. The increase in the projected effective tax rate from 2007 is due to state taxes, primarily from increased taxes in Michigan due to its new tax law. In 2007, our effective tax rate of 38.4% differs from the statutory U.S. federal corporate income tax rate of 35.0% due to the non-cash interest expense that we recorded for dividend accretion and the change in the fair value of our series C preferred stock of $26.3 million in the three months ended June 30, 2007, which was not deductible for tax purposes.

Business Information Division Results
Revenues

	Three Months Ended June 30,
	2008	2007	Increase (decrease)
		($’s in millions)
Total Business Information Division Revenues	$23.4	$21.6	$1.8	8.5%
Display and classified advertising revenues	8.8	9.7	(1.0)	(9.9)%
Public notice revenues	10.6	7.7	2.9	36.9%
Circulation revenues	3.6	3.4	0.3	8.3%
Other revenues	0.4	0.8	(0.3)	(44.2)%
     Our display and classified advertising revenues decreased primarily due to a decrease in the number of ads placed in our publications. We expect our display and classified advertising revenues to continue to decline as our customers tighten discretionary spending in light of local economic conditions in the markets we serve. Our public notice revenues increased primarily due to the increased number of foreclosure notices placed in our publications and, to a lesser extent, the acquisition of the assets of Legal and Business Publishers, Inc. in February 2008. Other revenues declined as a result of our decision to downscale the commercial printing services provided by our press operations so that we can focus on quality related to the printing of our publications.
     Circulation revenues increased slightly despite a decline in the number of paid subscribers between June 30, 2007 and June 30, 2008. As of June 30, 2008, our paid publications had approximately 69,600 subscribers (including approximately 1,300 paid subscribers from the acquisition of The Mecklenburg Times from Legal and Business Publishers, Inc. in February 2008), a decrease of approximately 3,900, or 5.3%, from total paid subscribers of approximately 73,500 as of June 30, 2007. The majority of this decrease in paid subscribers over these periods continues to be a result of: (1) non-renewals of discounted bulk subscriptions at several law firms; (2) low response rates to circulation promotions and a decline in renewals of first-year subscribers for LawyersUSA; and (3) timing issues related to Newspapers In Education paid subscriptions programs. We believe reader preference for on-line and web site access to our business journals, some of which we offer at discounted rates or no fee, has also contributed to a decline in subscribers to our publications and thus negatively impacted circulation revenues. Revenues we lost from the decline in paid subscribers were offset by increased newsstand sales and an increase in the average price per paid subscription.
     The business information products we target to the Missouri markets and the Minnesota market each accounted for over 10% of our Business Information Division’s revenues for the three months ended June 30, 2008. During the first quarter of 2008, The Daily Record in Maryland had also accounted for over 10% of our Business Information Division’s revenues. As a result of a planned reduction in commercial printing sales, this unit’s revenues have dropped slightly below 10% in the second quarter of 2008.
Operating Expenses

	Three Months Ended June 30,
	2008	2007	Increase (decrease)
	($’s in millions)
Total operating expenses	$19.6	$16.9	$2.7	16.1%
Direct operating expense	8.2	7.1	1.1	15.5%
Selling, general and administrative expenses	10.2	8.7	1.5	17.1%
Depreciation expense	0.5	0.3	0.1	40.7%
Amortization expense	0.8	0.8	0.0	(0.3)%
     Direct operating expenses increased primarily due to increased public notice placements, new publications, and events, resulting in higher production-related costs such as printing, postage, delivery and event costs. Additionally, $0.1 million of operating costs related to the assets of Legal and Business Publishers that we acquired in February 2008 contributed to the increase. Selling, general and administrative expenses increased due to a $0.9 million increase in certain discretionary spending items, primarily information technology costs related to maintaining our web sites, $0.3 million of additional bad debt expense, $0.2 million of costs in connection with the acquired business of Legal and Business Publishers, and $0.1 million of increased stock compensation costs. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 83.6% for the three months ended June 30, 2008 from 78.1% for the three months ended June 30, 2007. This increase is due to the collective effects of the increases discussed above.
Professional Services Division Results
Revenues

	Three Months Ended June 30,
	2008	2007	Increase (decrease)
	($’s in millions)
Total Professional Services Division revenues	$18.1	$15.5	$2.7	17.2%
Mortgage default processing service revenues	14.8	12.0	2.8	23.1%
Appellate services revenues	3.3	3.4	(0.1)	(3.6)%
     Professional Services Division revenues increased primarily due to the increase in mortgage default processing service revenues. This increase was attributable to $1.3 million in revenues from APC’s mortgage default processing service businesses that we acquired from Wilford & Geske in February 2008, as well as an increase in the number of mortgage default case files processed in three months ended June 30, 2008 for our other two customers and an increase in the fee per file APC charges to Trott & Trott and Feiwell & Hannoy. For the three months ended June 30, 2008, we serviced approximately 36,700 mortgage default case files for our law firm customers (approximately 10.0% of which were referred to us by Wilford & Geske, whose mortgage default processing services business we acquired in February 2008), compared to approximately 29,700 mortgage default case files that we serviced for clients of our law firm customers for the three months ended June 30, 2007.
     The decrease in appellate services revenues resulted from the completion of fewer appellate filings in the three months ended June 30, 2008 as compared to the same period in 2007 (approximately 2,000 in 2008 compared to approximately 2,200 in 2007).
Operating Expenses

	Three Months Ended June 30,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$13.1	$11.1	$2.0	17.6%
Direct operating expense	6.4	5.3	1.2	22.1%
Selling, general and administrative expenses	4.6	4.3	0.3	6.1%
Depreciation expense	0.5	0.4	0.1	20.3%
Amortization expense	1.6	1.1	0.4	40.6%
     Direct operating expenses increased as a result of increases in personnel expenses at APC. These personnel expenses increased as a result of adding additional staff in connection with an increase in the number of files processed between June 30, 2007 and June 30, 2008. In addition, APC incurred an additional $0.4 million of costs (including personnel costs) from operating the mortgage default processing services business of Wilford & Geske, which we acquired in late February 2008. Selling, general and administrative expenses increased primarily due to the inclusion of $0.3 million of costs associated with operating the mortgage default processing services business of Wilford & Geske we acquired in February 2008.
     Amortization expense increased due to the amortization of finite-lived intangible assets associated with the acquisition of the mortgage default processing business of Wilford & Geske in February 2008, as well as our purchase of membership interests in APC from its minority members in November 2007. Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue increased slightly to 72.3% for the three months ended June 30, 2008 from 72.0% for the three months ended June 30, 2007.

Six Months Ended June 30, 2008
Compared to Six Months Ended June 30, 2007
Revenues

	Six Months Ended June 30,
	2008	2007	Increase
	($’s in millions)
Total revenues	$83.1	$72.8	$10.3	14.2%
     The increase in total revenues consists of the following:
•	$3.5 million of revenues from businesses we acquired on or after January 1, 2007, which we refer to as “acquired businesses.” These revenues consisted of: (1) $0.7 million in revenues from the assets of Venture Publications (including the Mississippi Business Journal) acquired on March 30, 2007; (2) $0.9 million in revenues from the assets of Legal and Business Publishers (including The Mecklenburg Times) acquired on February 13, 2008; and (3) $2.0 million in revenues from the mortgage default processing services business of Wilford & Geske acquired on February 22, 2008. Acquired businesses do not include fold in acquisitions, which we define below.

•	$6.8 million of revenues from organic revenue growth. We define organic revenue growth as the net increase in revenue produced by: (1) businesses we owned and operated prior to January 1, 2007, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangibles we purchased on or after January 1, 2007, and integrated into our existing businesses; and (3) businesses that we account for as acquisitions under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations,” but do not report separately for internal financial purposes, which we refer to as “fold in acquisitions.”
We derived 55.6% and 56.5% of our total revenues from our Business Information Division and 44.4% and 43.5% of our total revenues from our Professional Services Division for the six months ended June 30, 2008 and 2007, respectively. This slight change in mix resulted from a $5.9 million, or 38.7%, increase in public notice revenues in our Business Information Division, as well as changes in our Professional Services Division, including a $5.7 million, or 23.5%, increase in mortgage default processing services revenues and a $0.5 million, or 6.6%, decline in appellate services revenues.
Operating Expenses

	Six Months Ended June 30,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$68.1	$59.1	$9.0	15.2%
Direct operating expense	28.5	24.8	3.7	14.9%
Selling, general and administrative expenses	32.8	29.0	3.8	13.3%
Depreciation expense	2.3	1.6	0.6	39.3%
Amortization expense	4.5	3.7	0.8	22.1%
     Operating expenses attributable to our corporate operations remained flat at $4.1 million for the six months ended June 30, 2008 and 2007. These expenses consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs and costs associated with being a public company. An increase in operating expenses attributable to corporate operations due to increased stock-based compensation costs, insurance costs, and professional services, was offset by a $0.5 million adjustment to our self-insurance medical accrual booked in June 2008, discussed above, as well as the June 2007 write-off of split dollar life insurance that we cancelled for certain of our executive officers in connection with our initial public offering. Total operating expenses as a percentage of revenues increased slightly to 82.0% for the six months ended June 30, 2008 from 81.3% for the six months ended June 30, 2007.

     Direct Operating Expenses. The increase in direct operating expenses consisted of a $1.8 million increase in each of our Business Information Division and our Professional Services Division, which were largely due to increased operating costs due to acquisitions, increased volumes in both divisions, and annual salary increases and other increased personnel costs, including $0.1 million of stock-based compensation expense recorded in the six months ended June 30, 2008. You should refer to the more detailed discussions in the Business Information Division Results and Professional Services Division Results below for more information regarding the causes of this increase. Direct operating expenses as a percentage of revenue increased slightly to 34.3% as of June 30, 2008 from 34.1% as of June 30, 2007.
     Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $3.1 million increase in our Business Information Division, a $0.9 million increase in our Professional Services Division, and a $0.1 million decrease in unallocated corporate costs as discussed above. These increases primarily relate to increased costs of operating acquired businesses, increased salary expenses resulting from additional headcount required to meet business needs and other increased personnel costs, including $0.7 million of stock-based compensation expense recorded in the six months ended June 30, 2008. Selling, general and administrative expenses also increased in the first six months of 2008 as a result of $0.8 million of expenses we incurred in connection with being a public company. You should refer to the more detailed discussions in the Business Information Division Results and Professional Services Division Results below for more information regarding the causes of this increase. Selling, general and administrative expense as a percentage of revenue decreased slightly to 39.5% as of June 30, 2008 from 39.8% as of June 30, 2007.
     Depreciation and Amortization Expense. Our depreciation expense increased due to increased levels of property and equipment in the six months ended June 30, 2008. Our amortization expense increased due primarily to the amortization of finite-lived intangible assets acquired in the February 2008 acquisitions, as well as the repurchase of interests in APC from our minority members in November 2007.
Adjusted EBITDA

	Six Months Ended June 30,
	2008	2007	Increase
	($’s in millions)
Adjusted EBITDA	$25.4	$20.9	$4.6	22.0%
Adjusted EBITDA margin	30.6%	28.7%	2.0%	6.9%
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
Cash Earnings and Cash Earnings per Diluted Share

	Six Months Ended June 30,
	2008	2007	Increase (decrease)
Cash earnings (in millions)	$11.5	$8.7	$2.8	32.1%
Cash earnings per diluted share	$0.46	$0.93	$(0.48)	(51.2%)
     Cash earnings (as defined and discussed above) increased $2.8 million, or 32.1%, to $11.5 million for the six months ended June 30, 2008 from $8.7 million for the same period in 2007 because of the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of cash earnings. Cash earnings per diluted share (as defined and discussed above) decreased to $0.46 for the six months ended June 30, 2008 from $0.93 for the six months ended June 30, 2007 because of the increase in the number of diluted weighted average shares outstanding from 9.3 million diluted weighted average shares at June 30, 2007 to 25.2 million diluted weighted average shares at June 30, 2008. This increase in diluted weighted average shares outstanding occurred in connection with our initial public offering in August 2007.

Non-Cash Interest Expense Related to Redeemable Preferred Stock

	Six Months Ended June 30,
	2008	2007	Decrease
	($’s in millions)
Non-cash interest expense related to redeemable preferred stock	$—	$56.3	$(56.3)	(100%)
     Non-cash interest expense related to redeemable preferred stock consisted of non-cash interest expense related to the dividend accretion on our Series A preferred stock and Series C preferred stock and the change in the fair value of our Series C preferred stock. In connection with our initial public offering, we converted the series C preferred stock into shares of Series A preferred stock, Series B preferred stock and common stock. We then used a portion of the net proceeds of the offering to redeem the Series A preferred stock and Series B preferred stock, including shares of Series A preferred stock and series B preferred stock issued upon conversion of the Series C preferred stock. As a result of this redemption, there are currently no shares of preferred stock issued and outstanding. Therefore, we have not recorded, and do not expect to record, any non-cash interest expense related to our preferred stock for other periods after August 7, 2007, including the six months ended June 30, 2008.
Interest Expense, Net

	Six Months Ended June 30,
	2008	2007	Decrease
	($’s in millions)
Interest expense, net	$2.7	$3.4	$(0.7)	(20.1)%
     Interest expense, net consists primarily of interest expense on outstanding borrowings under our bank credit facility and the change in the estimated fair value of our interest rate swaps, offset partially by interest income from our invested cash balances. Interest expense, net decreased due primarily to $1.3 million of decreased expense in connection with our bank credit facility due to decreased average outstanding borrowings, partially offset by a decrease in interest income recorded on our interest rate swaps. For the six months ended June 30, 2008, our average outstanding borrowings were $69.4 million compared to $90.6 million for the six months ended June 30, 2007. An increase in outstanding borrowings to finance acquisitions in 2008 and 2007 was offset by the $30 million reduction in debt paid with proceeds from our initial public offering.
Income Tax Expense

	Six Months Ended June 30,
	2008	2007	Increase
	($’s in millions)
Income tax expense	$5.8	$4.1	$1.7	40.9%
     Our income tax expense increased because of the effect our non-cash interest expense (which we have not recorded for periods after August 7, 2007) had on taxable income in 2007. In 2007, our effective tax rate of 38.4% differs from the statutory U.S. federal corporate income tax rate of 35.0% due to the non-cash interest expense that we recorded for dividend accretion and the change in the fair value of our series C preferred stock of $56.3 million in the six months ended June 30, 2007, which was not deductible for tax purposes.

Business Information Division Results
Revenues

	Six Months Ended June 30,
	2008	2007	Increase (decrease)
	($’s in millions)
Total Business Information Division Revenues	$46.2	$41.1	$5.1	12.5%
Display and classified advertising revenues	16.9	17.3	(0.4)	(2.1)%
Public notice revenues	21.2	15.3	5.9	38.7%
Circulation revenues	7.1	7.0	0.1	1.4%
Other revenues	1.0	1.5	(0.5)	(35.3)%
     Our display and classified advertising revenues decreased primarily due to the decrease in the number of ads placed in our publications, offset partially by an increase due to the acquisition of the assets of Venture Publications, Inc. Our public notice revenues increased primarily due to the increased number of foreclosure notices placed in our publications and, to a lesser extent, the acquisition of the assets of Legal and Business Publishers, Inc. Other revenues declined as a result of our decision to downscale the commercial printing services provided by our press operations so that we can focus on quality related to the printing of our publications.
     Circulation revenues increased slightly despite a decline in the number of paid subscribers between June 30, 2007 and June 30, 2008. As of June 30, 2008, our paid publications had approximately 69,600 subscribers (including approximately 1,300 paid subscribers from the acquisition of The Mecklenburg Times from Legal and Business Publishers, Inc.), a decrease of approximately 3,900, or 5.3%, from total paid subscribers of approximately 73,500 as of June 30, 2007. Please refer to the discussion in the above comparison for the three months ended June 30, 2008 and 2007 for an explanation regarding the decrease in the number of paid subscribers for our publications.
     One of our paid publications, The Daily Record in Maryland, as well as the business information products we target to the Missouri markets and the Minnesota market, each accounted for over 10% of our Business Information Division’s revenues for the six months ended June 30, 2008.
Operating Expenses

	Six Months Ended June 30,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$37.9	$32.8	$5.2	15.8%
Direct operating expense	15.7	13.9	1.8	13.3%
Selling, general and administrative expenses	19.8	16.8	3.1	18.3%
Depreciation expense	0.9	0.6	0.2	38.5%
Amortization expense	1.5	1.5	0.0	0.2%
     Direct operating expenses increased primarily due to increased production-related costs resulting from increases in public notice placements, events, and new publications, as well as an increase in overall wage costs (including annual salary increases and increased stock-based compensation expense) and other operating costs such as postage and printing, including $0.3 million of increased costs of the acquired businesses of Venture Publications and Legal and Business Publishers. Selling, general and administrative expenses increased primarily due to a $1.7 million increase in certain discretionary spending items, including $0.9 million of information technology costs related to maintaining our web sites. Selling, general and administrative expenses also increased due to $0.8 million of increased costs from acquisitions. The balance of the increase in the Business Information Division selling, general and administrative expenses resulted from increases in overall wage costs (including annual salary increases and increased stock-based compensation expenses) and costs of various marketing promotions. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 82.1% for the six months ended June 30, 2008 from 79.8% for the six months ended June 30, 2007. This increase is due to the collective effects of the increases discussed above.
Professional Services Division Results
Revenues

	Six Months Ended June 30,
	2008	2007	Increase (decrease)
	($’s in millions)
Total Professional Services Division revenues	$36.9	$31.7	$5.2	16.4%
Mortgage default processing service revenues	29.9	24.2	5.7	23.5%
Appellate services revenues	7.0	7.5	(0.5)	(6.6)%
     Professional Services Division revenues increased primarily due to the increase in mortgage default processing service revenues. This increase was attributable to the revenues from APC’s mortgage default processing service businesses that we acquired from Wilford & Geske in February 2008, as well as an increase in the number of mortgage default case files processed in the first six months of 2008 for our other two customers and an increase in the fee per file APC charges to Trott & Trott and Feiwell & Hannoy. For the six months ended June 30, 2008, we serviced approximately 73,300 mortgage default case files for our law firm customers (approximately 7.2% of which were referred to us by Wilford & Geske, whose mortgage default processing services business we acquired in February 2008), compared to approximately 59,700 mortgage default case files that we serviced for clients of our law firm customers for the six months ended June 30, 2007.

     The decrease in appellate services revenues primarily resulted from the completion of several large cases Counsel Press handled in the first six months of 2007. Counsel Press did not handle any large cases in the six months ended June 30, 2008. In addition, Counsel Press assisted with fewer appellate filings in the first six months of 2008 as compared to the same period in 2007 (approximately 4,100 in 2008 compared to approximately 4,400 in 2007).
Operating Expenses

	Six Months Ended June 30,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$26.1	$22.3	$3.8	17.0%
Direct operating expense	12.7	10.9	1.8	17.0%
Selling, general and administrative expenses	9.2	8.4	0.9	10.2%
Depreciation expense	1.0	0.8	0.3	33.0%
Amortization expense	3.0	2.2	0.8	37.1%
     Direct operating expenses increased as a result of increases in personnel expenses in APC. These personnel expenses increased primarily as a result of adding staff in connection with an increase in the number of files processed between June 30, 2008 and June 30, 2007, and to a lesser extent overall annual salary increases. In addition, APC incurred an additional $0.5 million of costs (including personnel costs) associated with our operation of mortgage default processing services business of Wilford & Geske, which we acquired in late February 2008. Selling, general and administrative expenses increased primarily due to the inclusion of $0.4 million of costs associated with operating the mortgage default processing services business of Wilford & Geske we acquired in February 2008, the write off of some professional fees incurred in connection with evaluating a potential acquisition that we stopped pursuing, and, to a lesser extent, increases in overall wage costs and health insurance costs.
     Amortization expense increased due to the amortization of finite-lived intangible assets associated with the acquisition of the mortgage default processing business of Wilford & Geske in February 2008, as well as our purchase of membership interests in APC from its minority members in November 2007. Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue increased slightly to 70.7% for the six months ended June 30, 2008 from 70.3% for the six months ended June 30, 2007.
Off Balance Sheet Arrangements
     We have not entered into any off balance sheet arrangements.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, sales of our equity securities, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of June 30, 2008 and December 31, 2007, as well as cash flows for the six months ended June 30, 2008 and 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Cash and cash equivalents	$2,615	$1,346
Working capital (deficit)	1,476	(5,460)
Long-term debt, less current portion	67,312	56,301

	Six Months
	Ended June 30,
	2008	2007
Net cash provided by operating activities	$9,574	$12,689
Net cash used in investing activities:	(22,170)	(21,545)
Acquisitions and investments	(19,176)	(17,335)
Capital expenditures	(2,303)	(4,210)
Net cash provided by financing activities	13,865	9,693
Cash Flows Provided by Operating Activities
     The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
     Net cash provided by operating activities for the six months ended June 30, 2008 decreased $3.1 million, or 24.5%, to $9.6 million from $12.7 million for the six months ended June 30, 2007. This decrease was primarily the result of (1) an increase in accounts receivable, due to the extension of payment terms for Trott & Trott in connection with their revised fee structure, which we changed during the first quarter of 2008; (2) a decrease in accounts payable, due to the timing of vendor payments, and (3) a decrease in accrued compensation, due to the payment of year-end bonuses in the first quarter of 2008, including those for our executive officers.
     Working capital increased $6.9 million, or 127.0%, to $1.5 million at June 30, 2008, from $(5.5) million at December 31, 2007. Current liabilities decreased $1.6 million, or 5.4%, to $28.8 million at June 30, 2008 from $30.4 million at December 31, 2007. Accounts payable and accrued liabilities decreased $3.7 million, or 25.7%, to $10.6 million at June 30, 2008 from $14.3 million at December 31, 2007. Current deferred revenue increased $0.2 million, or 2.2%, to $11.6 million at June 30, 2008 from $11.4 million at December 31, 2007. Current assets increased $5.3 million, or 21.2%, to $30.2 million at June 30, 2008 from $24.9 million at December 31, 2007. This increase was due primarily to the growth of accounts receivable by $4.5 million from $20.7 million at December 31, 2007 to $25.2 million at June 30, 2008, primarily as a result of the revised payment terms given to Trott & Trott. The increase was also due to a $1.3 million increase in cash from $1.3 million at December 31, 2007 to $2.6 million at June 30, 2008. This increase was offset partially by a $0.4 million decrease in prepaid expenses and other assets from $2.6 million at December 31, 2007 to $2.2 million at June 30, 2008.
     Our allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of June 30, 2008 and December 31, 2007 is set forth in the table below:

	June 30, 2008	December 31, 2007
Allowance for doubtful accounts as a percentage of gross accounts receivable	5.2%	5.8%
Day sales outstanding	60.3	54.6
     We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. Our DSO increased from December 31, 2007 to June 30, 2008 because we extended the payment terms with Trott & Trott in the first quarter of 2008 from 30 days to 45 days in connection with an increase to the per file fee we charge Trott & Trott.
     We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $3.5 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.
Cash Flows Used by Investing Activities
     Net cash used by investing activities increased to $22.2 million for the six months ended June 30, 2008 from $21.5 million for the six months ended June 30, 2007. Uses of cash in both periods pertained to acquisitions (both closed acquisitions and pending acquisitions), capital expenditures and purchases of software. Cash paid for closed acquisitions totaled $19.2 million for the six months ended June 30, 2008 and $17.3 million for the six months ended June 30, 2007. Cash paid for pending acquisitions was $0.7 million for the six months ended June 30, 2008 and no payments for the six months ended June 30, 2008. Capital expenditures and purchases of software were approximately $2.3 million and $4.2 million for the six months ended June 30, 2008 and 2007, respectively. A new voice over internet protocol telephone system, as well as spending on our proprietary case management software in Indiana, accounted for about a quarter of our capital expenditure spending in the first six months of 2008. We incurred the balance of our capital expenditures this period on various equipment, software and furniture purchases. We continue to expect the costs for capital expenditures to range between 3.5% and 4.5% of our total revenues, on an aggregated basis, for the year ending December 31, 2008, which we expect to use primarily to upgrade our press operations and purchase related machinery and also to move our corporate offices. In the first six months of 2007, building a new data center to support our Business Information and Professional Services Division at our suburban Detroit office accounted for approximately 57.0% of the total capital expenditures for that period.
     Finite-lived intangible assets increased $11.9 million, or 13.4%, to $100.8 million at June 30, 2008 from $88.9 million as of December 31, 2007. This increase was primarily due to finite-lived intangible assets acquired as part of the acquisition of the assets of Legal and Business Publishers, Inc., and APC’s acquisition of the mortgage default processing services business of Wilford & Geske. These items were partially offset by increased amortization expense.
     Goodwill increased $2.5 million, or 3.2%, to $81.5 million as of June 30, 2008 from $79.0 million as of December 31, 2007. This increase was due to goodwill acquired as part of APC’s acquisition of the mortgage default processing services business of Wilford & Geske and goodwill related to additional purchase price in connection with the acquisition of Venture Publications.
Cash Flows Provided by Financing Activities
     Net cash provided by financing activities primarily includes borrowings under our revolving credit agreement and the issuance of long-term debt. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, the redemption of any preferred stock, and the payment of fees associated with the issuance of long-term debt. For the third quarter of 2008, net cash provided by financing activities will also include approximately $60.5 million in net proceeds received in late July from the private placement of 4,000,000 shares of our common stock. We expect to use all of the proceeds of the private placement to fund, in part, the cash purchase price for the pending acquisition of NDex.
     Net cash provided by financing activities increased $4.2 million to $13.9 million in the six months ended June 30, 2008 from $9.7 million in the six months ended June 30, 2007. This increase was due to the combination of the following: an increase in net borrowings of senior term notes, a reduction in the net payments on the senior revolving note, and the reduction of payments on senior long-term debt in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Long-term debt, less current portion, increased $11.0 million, or 19.6%, to $67.3 million as of June 30, 2008 from $56.3 million as of December 31, 2007.
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
     On August 7, 2007, we used $30.0 million of net proceeds from our initial public offering to repay a portion of the outstanding principal balance of the variable term loans outstanding under our existing credit facility. The remaining balance of the variable term loans and outstanding revolving loans, plus all accrued interest and fees thereon, was converted to $50.0 million of term loans under the term loan facility and approximately $9.1 million of revolving loans under the revolving credit facility. In February 2008, we drew down $16.0 million to fund the acquisitions of the assets of Legal and Business Publishers, including The Mecklenburg Times, and the mortgage default processing services business of Wilford & Geske and general working capital needs. In March 2008, we converted $25.0 million of the revolving loans then-outstanding under the credit facility to term loans. The term loans, including those issued as a result of this conversion, have a maturity date of August 8, 2014. As of June 30, 2008, we had $72.2 million outstanding under our term loan, and no amount outstanding under our revolving line of credit and available capacity of approximately $125.0 million, after taking into account the senior leverage ratio requirements under the credit agreement, existing at June 30, 2008.
     In the third quarter of 2008, we amended our credit facility with the syndicate of lenders who are party to our second amended restated credit facility. Specifically, on July 28, 2008, we and our consolidated subsidiaries signed a first amendment to the credit facility, which approved the acquisition of NDEx and waived the requirement that we use 50% of the proceeds from the private placement to pay down indebtedness under the credit facility (both described in “Recent Developments”). In addition, the amendment (1) reduces the senior leverage ratio we and our consolidated subsidiaries are required to maintain as of the last day of each fiscal quarter from no more than 4.50 to 1.00 to no more than 3.50 to 1.00 and (2) increases the interest rate margins charged on the loans under the credit facility. While the amendment is effective as of July 28, 2008, if certain conditions subsequent are not satisfied by September 30, 2008, including, without limitation, the closing of the NDEx acquisition and customary conditions, the amendments described above will cease to have any force or effect and the credit facility will revert back to the existing provisions (except that, we and our consolidated subsidiaries will not in any event be required to use 50% of the proceeds from the private placement to pay down indebtedness under the credit facility).
     We expect to use approximately $105.0 million in debt to fund the acquisition of NDEx at closing, which we expect to occur in the third quarter of 2008. After the funding of this acquisition, we expect to have $177.0 million outstanding under our term loans, no amount outstanding under our revolving line of credit and available capacity of approximately $20.0 million, after taking into account our senior leverage ratio requirements, as revised in July 2008. We expect to use the remaining availability under our credit facility for working capital and other general corporate purposes, including the financing of other acquisitions.
     Our credit agreement permits us to elect whether outstanding amounts under the term loan facility and the revolving credit facility accrue interest based on the prime rate or LIBOR as determined in accordance with the second amended and restated credit agreement, in each case, plus a margin that fluctuates on the basis of the ratio of our and our consolidated subsidiaries’ total liabilities to pro forma EBITDA. Since amending our credit facility in July 2008, the margin on the prime rate loans may fluctuate between 0% and 1.25% and the margin on the LIBOR loans may fluctuate between 0% and 3.25%. At June 30, 2008, the weighted average interest rate on our senior term note was 6.0%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals.
     Our obligations under the credit agreement are the joint and several liabilities of us and our consolidated subsidiaries and are secured by liens on substantially all of the assets of such entities, including pledges of equity interests in the consolidated subsidiaries.
     Our credit agreement prohibits redemptions and provides that in the event we issue any additional equity securities, 50% of the cash proceeds of the issuance must be paid to our lenders in satisfaction of any outstanding indebtedness. As described above, our lenders have waived this requirement in connection with the net proceeds raised from the private placement of our common stock in July 2008. Our credit agreement also contains a number of negative covenants that limit us from, among other things and with certain thresholds and exceptions:
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
     At June 30, 2008, our credit agreement also required that, as of the last day of any fiscal quarter, we not permit our senior leverage ratio to be more than 4.50 to 1.00 and our fixed charge coverage ratio to be less than 1.20 to 1.00. This senior leverage ratio represents, for any particular date, the ratio of our outstanding indebtedness (less our subordinated debt and up to a specified amount of our cash and cash equivalents) to our pro forma EBITDA, calculated in accordance with our second amended and restated credit agreement, for the four fiscal quarters ended on, or most recently ended before, the applicable date. As a result of the amendment described above, for the third quarter 2008 and all future periods, our senior leverage ratio cannot be more than 3.50 to 1.00. Our fixed charge coverage ratio, for any particular date, is equal to the ratio of (1) our adjusted EBITDA, calculated in accordance with our second amended and restated credit agreement (less income taxes paid in cash, net capital expenditures paid in cash, and certain restricted payments paid in cash), to (2) interest expense plus principal payments on account of the term loan facility and our interest bearing liabilities plus all payments made pursuant to non-competition or consulting fees paid by us in connection with acquisitions, for the four fiscal quarters ended on, or most recently ended before, the applicable date.
Future Needs
     We expect that cash flow from operations, supplemented by short and long term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements. We further expect that the proceeds of our private placement and available borrowing under our credit facility, along with available cash, will be adequate to fund the acquisition of NDEx. We plan to continue to develop and evaluate potential acquisitions to expand our product and service offerings and customer base and enter new geographic markets. We intend to fund these acquisitions over the next twelve months with funds generated from operations and borrowings under our credit facility. We may also need to raise money to fund these acquisitions, as we did for the acquisition of NDEx, through the sales of our equity securities or additional debt financing. Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability, the quality of our short and long-term assets, our relative levels of debt and equity, the financial condition and operations of acquisition targets (in the case of acquisition financing) and the overall condition of the credit markets.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of June 30, 2008, we had swap arrangements that convert the $40.0 million of our variable rate term loan into a fixed rate obligation. Under our bank credit facility, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of June 30, 2008, our interest rate swap agreements were not designated for hedge accounting treatment under

SFAS No. 133, and as a result, the fair value is classified within other assets on our balance sheet and as a reduction of interest expense in our statement of operations for the year then ended. For the three and six months ended June 30, 2008, we recognized an increase of $0.6 million and $0.4 million, respectively, of net interest expense related to the decrease in fair value of the interest rate swap agreements. For the six months ended June 30, 2008, the estimated fair value of our fixed interest rate swaps was a liability of $1.2 million, as compared to an asset of $0.4 million at June 30, 2007.
     If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.
     Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $110,000 (pre-tax) in the six months ended June 30, 2008.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, and we do not believe that any such existing litigation is material to our financial condition or results of operations.
Item 1A. Risk Factors
     The following risk factors update and supersede the risk factors included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 under the captions “Regulation of sub-prime, Alt-A and other non-traditional mortgage products, including voluntary programs such as Project Lifeline, and the Hope Now Alliance, a consortium that develops foreclosure relief program, may have an adverse affect on or restrict our operations” and “We intend to continue to pursue acquisition opportunities, which we may not do successfully and may subject us to considerable business and financial risk.” Other than as set forth below, there have been no material changes from the risk factors we previously disclosed in “Risk Factors” in Item 1A of our annual report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 and in “Risk Factors” in Item 1A of our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2008.
Regulation of sub-prime, Alt-A and other residential mortgage products, including bills introduced in states where APC does business and the Housing and Economic Recovery Act of 2008, and voluntary foreclosure relief programs developed by the Hope Now Alliance, a consortium that includes loan servicers, may have an adverse effect on or restrict our operations.
     The prevalence of sub-prime, Alt-A and other non-traditional mortgage products and the increasing number of defaults and delinquencies in connection with those and other mortgages may result in new or increased government regulation of residential mortgage products. If new or more stringent regulations are enacted, the clients of APC’s law firm customers would likely be subject to these regulations and these new or more stringent regulations may adversely impact the number of mortgage default files that our law firm customers receive from their clients and can then refer to us for processing. For example, on March 4, 2008, a new bill was introduced in Michigan, which if it passes, would place a one year moratorium on all foreclosures in Michigan. In Minnesota, another state where APC does business, the Minnesota legislature is considering a bill that would allow homeowners with sub-prime mortgages to reduce their monthly mortgage payments, deferring the balance of the reduced payments for twelve months. In addition, on July 30, 2008, President Bush signed the Housing and Economic Recovery Act of 2008, which provides, in part, reforms to mitigate the volume of mortgages in foreclosure, including the development of a refinance program for homeowners with sub-prime loans. This refinance program is expected to take effect on October 1, 2008. If this program is successful, it will likely reduce the number of mortgages going into default and, thus, the number of mortgage default files that our law firm customers can refer to us for processing. If this occurs, it will have a negative impact on our earnings and growth.
     Furthermore, a number of loan servicers, including clients of our law firm customers, are members of the Hope Now Alliance, a consortium of loan servicers, non-profit debt counselors and investors that develops and implements programs to assist homeowners in preventing a foreclosure of their mortgages. Project Lifeline is one such program. Under Project Lifeline, six loan servicers, representing approximately 50% of all existing mortgages, are contacting certain delinquent homeowners to evaluate whether to modify the terms of their loans and, if the foreclosure process has already begun, with the opportunity to “pause” the foreclosure while the servicers evaluate whether the loan’s terms may be modified. Five of the six loan servicers participating in Project Lifeline accounted for 51.6% of the mortgage default files referred to us for processing from our law firm customers in 2007. We cannot be certain whether Project Lifeline and programs like it will be successful in preventing foreclosures and restructuring loans. If Project Lifeline and similar programs are successful, we expect there will be fewer foreclosures and that the number of files that our law firm customers can refer to us for processing will likely decrease, which would negatively affect our revenues, growth and operations. In addition, mortgage companies and loan servicers and others over whom we have no control may voluntarily restructure or reevaluate existing loans or loan products, which could effect the number of loans in default and, consequently, the number of files referred to us for mortgage default processing.
We intend to continue to pursue acquisition opportunities, which we may not do successfully and may subject us to considerable business and financial risks.
     We have grown, and anticipate that we will continue to grow, through opportunistic acquisitions of business information and professional services businesses. While we evaluate potential acquisitions on an ongoing basis, we may not be successful in assessing the value, strengths and weaknesses of acquisition opportunities or consummating acquisitions on acceptable terms. For example, to the extent that market studies performed by third parties, internal company surveys and our own experience, all of which we rely upon but have not independently verified, are not accurate indicators of market and business trends, we may not appropriately evaluate or realize the future market growth or business opportunities in targeted geographic areas and business lines that we expect from an acquisition. Furthermore, we may not be successful in identifying acquisition opportunities and suitable acquisition opportunities may not even be made available or known to us. In addition, we may compete for certain acquisition targets with companies that have greater financial resources than we do. Our ability to pursue acquisition opportunities may also be limited by non-competition provisions to which we are subject. For example, our ability to carry public notices in Michigan and to provide mortgage default processing services in Indiana and Minnesota is limited by non-competition provisions to which we agreed when we purchased a 35.0% membership interest in DLNP and the mortgage default processing service business of Feiwell & Hannoy and Wilford & Geske. We anticipate financing future acquisitions through cash provided by operating activities, borrowings under our bank credit facility and/or other debt or equity financing, which would reduce our cash available for other purposes. For example, we will be required to incur additional indebtedness to close the acquisition of NDEx and this additional debt will consume a significant portion of our ability to borrow and may limit our ability to pursue other acquisitions or growth strategies.
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
     We may not be able to successfully manage acquired businesses or increase our cash flow from these operations. If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas. For example, if we are able to close the acquisition of NDEx, it will result in APC (1) operating in three new states, which may place a strain on our management and internal systems, processes and controls, and (2) providing mortgage default processing services directly to mortgage lenders and loan servicers in California and operating a real estate title company, with which we have no or limited experience. Furthermore, to the extent that our growth strategy for APC includes NDEx starting operations in new states to service offices established by Barrett, Daffin, Frappier, Turner & Engel, LLP or law firms or lawyers affiliated with the Barrett law firm, as opposed to our historical focus of acquiring an existing mortgage default processing business from a law firm that serves a particular state, we will rely heavily on the ability of the Barrett law firm to successfully open offices or partner with other law firms or lawyers in such other states and on the ability of Michael Barrett and other members of NDEx’s senior management team to successfully execute this strategy. If we are unable to successfully address the risks associated with this acquisition, or if we encounter unforeseen expenses, difficulties, complications or delays in integrating, operating or expanding NDEx’s business, NDEx may not be accretive to our earnings per share and could negatively impact our growth. In addition, we may not be able to close the acquisition of NDEx on a timely basis or at all. Because we have announced the pending acquisition of NDEx, the trading price of our stock may include the impact of this acquisition and any delay or inability to close the acquisition could have an adverse effect on the trading price of our common stock.
Item 2. Unregistered Sales of Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     On May 12, 2008, we held an annual meeting of stockholders, where the stockholders voted upon the ratification of the audit committee’s appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm. This item received the following votes:

For	21,362,916
Against	3,583
Abstain	136
Broker Non-Votes	—
     The Board’s proxy materials also solicited votes for David Michael Winton as a Class I Director, with a term to expire at the 2011 annual meeting of stockholders. This item was removed from the agenda of the annual meeting because Mr. Winton died just prior to the meeting and our nominating and corporate governance committee did not identify a qualified candidate to nominate in Mr. Winton’s place. James P. Dolan, John Bergstrom, Jacques Massicotte and George Rossi continued as directors on our board following the annual meeting.
Item 5. Other Information
     Since our annual meeting of stockholders on May 12, 2008, our board has elected Arthur F. Kingsbury and Lauren Rich Fine to serve as Class I directors, both with terms expiring at the 2011 annual meeting of stockholders. The effective date of Mr. Kingsbury’s election as a director was June 24, 2008 and the effective date of Ms. Rich Fine’s election as a director was July 25, 2008.
Item 6. Exhibits
Exhibit Index

Exhibit
No	Title	Method of Filing
2.1*	Equity Purchase Agreement among the Company, APC and the Sellers named therein dated July 28, 2008	Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed with the SEC on July 28, 2008

10.1	Securities Purchase Agreement among the Company and the Purchasers named therein dated July 28, 2008	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on July 28, 2008

10.2	First Amendment to Second Amended and Restated Credit Agreement with the Company, its consolidated subsidiaries and a syndicate of lenders dated July 28, 2008	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on July 28, 2008

31.1	Section 302 Certification of James P. Dolan	Filed herewith

31.2	Section 302 Certification of Scott J. Pollei	Filed herewith

32.1	Section 906 Certification of James P. Dolan	Furnished herewith

32.2	Section 906 Certification of Scott J. Pollei	Furnished herewith

*	The schedules to the Equity Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted schedules.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLAN MEDIA COMPANY

Dated: August 11, 2008
By: /s/ James P. Dolan
James P. Dolan Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 11, 2008
By: /s/ Scott J. Pollei
Scott J. Pollei Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 11, 2008
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