Form 10-Q
period 2008-09-30
Dolan Media CO
filed 2008-11-12
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2008
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
Yes ☐ No ☑
On November 7, 2008, there were 29,952,921 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Dolan Media Company
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets
Cash	$1,999	$1,346
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,820 and $1,283 as of September 30, 2008, and December 31, 2007, respectively)	43,589	20,689
Unbilled pass-through costs	9,391	—
Prepaid expenses and other current assets	5,912	2,649
Deferred income taxes	273	259

Total current assets	61,164	24,943
Investments	17,234	18,479
Property and equipment, net	24,065	13,066
Finite-life intangible assets, net	258,973	88,946
Goodwill	122,114	79,044
Other assets	1,970	1,889

Total assets	$485,520	$226,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$6,952	$4,749
Accounts payable	11,316	6,068
Accrued pass-through liabilities	22,412	—
Accrued compensation	7,443	4,677
Accrued liabilities	3,058	2,922
Due to sellers of acquired businesses	1,975	600
Deferred revenue	13,437	11,387

Total current liabilities	66,593	30,403
Long-term debt, less current portion	164,750	56,301
Deferred income taxes	16,830	4,393
Deferred revenue and other liabilities	3,948	3,890

Total liabilities	252,121	94,987

Minority interest in consolidated subsidiary (redemption value of $14,365 as of September 30, 2008)	15,010	2,204

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 29,955,149 and 25,088,718 shares as of September 30, 2008, and December 31, 2007, respectively	30	25
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	290,715	212,364
Accumulated deficit	(72,356)	(83,213)

Total stockholders’ equity	218,389	129,176

Total liabilities and stockholders’ equity	$485,520	$226,367

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues
Business Information	$22,211	$20,962	$68,406	$62,030
Professional Services	25,673	17,362	62,542	49,044

Total revenues	47,884	38,324	130,948	111,074

Operating expenses
Direct operating: Business Information	7,961	7,380	23,686	21,258
Direct operating: Professional Services	9,941	6,008	22,688	16,905
Selling, general and administrative	18,950	15,167	51,787	44,157
Amortization	3,050	1,871	7,587	5,585
Depreciation	1,501	1,206	3,790	2,851

Total operating expenses	41,403	31,632	109,538	90,756
Equity in earnings of The Detroit Legal News Publishing, LLC	1,329	1,611	4,355	3,856

Operating income	7,810	8,303	25,765	24,174

Non-operating expense
Non-cash interest expense related to redeemable preferred stock	—	(9,872)	—	(66,132)
Interest expense, net of interest income	(1,931)	(3,190)	(4,669)	(6,618)
Break-up fee and other income (expense), net	(1,489)	(8)	(1,466)	(21)

Total non-operating expense	(3,420)	(13,070)	(6,135)	(72,771)

Income (loss) before income taxes and minority interest	4,390	(4,767)	19,630	(48,597)
Income tax expense	(1,471)	(1,657)	(7,257)	(5,764)
Minority interest in net income of subsidiary	(466)	(1,091)	(1,516)	(2,798)

Net income (loss)	$2,453	$(7,515)	$10,857	$(57,159)

Net income (loss) per share:
Basic	$0.09	$(0.38)	$0.42	$(4.46)
Diluted	$0.09	$(0.38)	$0.42	$(4.46)
Weighted average shares outstanding:
Basic	27,926,118	19,675,101	25,940,102	12,812,282
Diluted	28,059,701	19,675,101	26,105,413	12,812,282
See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance (deficit) at December 31, 2006	9,324,000	$1	$303	$(29,179)	$(28,875)
Net loss	—	—	—	(54,034)	(54,034)
Stock-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	171,563	—	970	—	970
Preferred stock series C conversion	5,093,155	5	73,844	—	73,849
Initial public offering proceeds, net of underwriting discount and offering costs	10,500,000	11	137,255	—	137,266
Other	—	8	(8)	—	—

Balance (deficit) at December 31, 2007	25,088,718	$25	$212,364	$(83,213)	$129,176
Net income	—	—	—	10,857	10,857
Private placement of common stock, net of offering costs	4,000,000	4	60,537	—	60,541
Issuance of common stock in a business acquisition	825,528	1	16,460	—	16,461
Issuance of common stock pursuant to the exercise of stock options under the 2007 incentive compensation plan	4,714	—	13	—	13
Stock-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	36,189	—	1,341	—	1,341

Balance (deficit) at September 30, 2008 (unaudited)	29,955,149	$30	$290,715	$(72,356)	$218,389

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$10,857	$(57,159)
Distributions received from The Detroit Legal News Publishing, LLC	5,600	4,200
Minority interest distributions paid	(1,351)	(1,814)
Non-cash operating activities:
Amortization	7,587	5,585
Depreciation	3,790	2,851
Equity in earnings of The Detroit Legal News Publishing, LLC	(4,355)	(3,856)
Minority interest	1,516	2,798
Stock-based compensation expense	1,341	564
Deferred income taxes	(576)	—
Change in value of interest rate swap and accretion of interest on note payable	213	698
Non-cash interest related to redeemable preferred stock	—	66,611
Amortization of debt issuance costs	156	696
Change in accounting estimate related to self-insured medical reserve	(470)	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable, including pass-through costs (billed and unbilled)	(9,354)	(3,705)
Prepaid expenses and other current assets	(1,840)	(707)
Other assets	90	28
Accounts payable and accrued liabilities	1,048	4,313
Deferred revenue	1,959	(767)

Net cash provided by operating activities	16,211	20,336

Cash flows from investing activities
Acquisitions and investments	(183,518)	(17,335)
Capital expenditures	(3,957)	(5,724)
Other	100	130

Net cash used in investing activities	(187,375)	(22,929)

Cash flows from financing activities
Net borrowings on senior revolving note	90,000	—
Proceeds from borrowings or conversions on senior term notes (Note 6)	25,000	10,000
Payments on senior long-term debt	(2,746)	(39,750)
Proceeds from private placement of common stock, net of offering costs	60,541	—
Proceeds from stock options exercises	3	—
Proceeds from initial public offering, net of underwriting discount	—	141,593
Redemption of preferred stock	—	(101,089)
Payments of initial public offering costs	—	(3,985)
Capital contribution from minority partner	1,179	—
Payment on unsecured note payable	(1,750)	—
Payments of deferred financing costs	(404)	(891)
Other	(6)	(30)

Net cash provided by financing activities	171,817	5,848

Net increase in cash and cash equivalents	653	3,255
Cash and cash equivalents at beginning of the period	1,346	786

Cash and cash equivalents at end of the period	$1,999	$4,041

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Notes to Unaudited Condensed Consolidated Interim Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
Basis of Presentation: The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of Dolan Media Company, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007 included in the Company’s annual report on Form 10-K filed on March 28, 2008, with the Securities and Exchange Commission.
In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full calendar year. Certain prior year amounts have been reclassified for comparability purposes within the statement of operations, resulting in an adjustment between direct operating and selling, general and administrative expense, with no impact on net income.
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority ownership interest in American Processing Company, LLC (“APC”). The Company accounts for the percentage interest in APC that it does not own as a minority interest.
All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: purchase accounting; valuation of the Company’s equity securities prior to the Company’s initial public offering; accounting for and analysis of potential impairment of goodwill and other finite-life intangible assets; accounting for share-based compensation; income tax accounting; and allowances for doubtful accounts.
Revenue Recognition: As a result of the acquisition of National Default Exchange Holdings, LP and affiliates (“NDEx”) described in Note 3 below, the Company has pass-through items related to NDEx’s mortgage default processing services business in California, such as trustee sale guarantees, title policies, and post and pub charges. In determining whether such pass-through items should be recorded as revenue in the Company’s unaudited condensed consolidated interim financial statements at the gross amount billed to the customer or at a net amount, the Company follows the guidance of Emerging Issues Task Force 99-19 (“EITF 99-19”), Reporting Revenue Gross as a Principal versus Net as an Agent. Accordingly, it has concluded that such expenses should be recorded at net, and has recorded them as such in its unaudited condensed consolidated interim financial statements. The Company has separately shown the unbilled amount of these pass-through costs and the amount accrued on the face of the balance sheet. Billed pass-through costs are included in accounts receivable, net. Also, as a result of this acquisition, the Company provides real estate title and related services to certain of its law firm customers. It recognizes revenue associated with these services as those services are performed.

New Accounting Pronouncements: In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
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
The Company endeavors to use the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that its financial liabilities are level 2 in the fair value hierarchy. As of September 30, 2008, the Company’s only financial liabilities accounted for at fair value on a recurring basis were its interest rate swaps, included in deferred revenue and other liabilities at $1.3 million.
The Company is exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of its business activities. The Company’s exposure to changes in interest rates is limited to borrowings under its credit facility. However, as of September 30, 2008, the Company had swap arrangements that convert $40.0 million of its variable rate term loan into a fixed rate obligation. Under its bank credit facility, the Company is required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce its exposure to risk from changes in interest rates. The Company does not enter into derivatives or other financial instrument transactions for speculative purposes. The interest rate swaps are valued using market interest rates. As such, these derivative instruments are classified within level 2.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective beginning January 1, 2008, for the Company. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity must report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company has not elected the fair value option for eligible items that existed as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which changes how the Company will account for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Upon implementation of SFAS No. 141R, the Company will be required to expense, in the period incurred, acquisition-related costs, rather than including such costs in the purchase price. At September 30, 2008, the Company had less than $50,000 of acquisition-related costs on the balance sheet. The Company is currently evaluating additional future impacts and disclosures of this standard.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in consolidated financial statements, an amendment of ARB No. 51” (“SFAS No. 160”) which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests), in most cases, be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For the Company, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. Upon implementation of SFAS No. 160, the Company will be required to adjust its minority interest in consolidated subsidiary (renamed as noncontrolling interest as a result of SFAS No. 160) recorded on the balance sheet to the amount of its redemption value, resulting in an adjustment to the Company’s statement of operations. The Company is currently evaluating additional future impacts and disclosures of this standard.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that the company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective beginning January 1, 2009 for the Company. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the consolidated financial statements of the Company.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) and other U.S. generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact, if any, that the adoption of this Statement will have on the consolidated financial statements of the Company.

Note 2. Basic and Diluted Income (Loss) Per Share
Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. At September 30, 2008 and 2007, there were no shares of preferred stock issued and outstanding because the Company converted and then redeemed all outstanding shares of its preferred stock in connection with the consummation of its initial public offering on August 7, 2007. See Note 7 for information on the conversion and redemption of the Company’s preferred stock. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 11 for information on stock options) unless their effect is anti-dilutive.
The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$2,453	$(7,515)	$10,857	$(57,159)
Basic:
Weighted average common shares outstanding	28,093	19,675	26,106	12,812
Weighted average common shares of unvested restricted stock	(167)	—	(166)	—

Shares used in the computation of basic net income (loss) per share	27,926	19,675	25,940	12,812

Net income (loss) per share — basic	$0.09	$(0.38)	$0.42	$(4.46)

Diluted:
Shares used in the computation of basic net income (loss) per share	27,926	19,675	25,940	12,812
Stock options and restricted stock	134	—	165	—

Shares used in the computation of dilutive net income (loss) per share	28,060	19,675	26,105	12,812

Net income (loss) per share — diluted	$0.09	$(0.38)	$0.42	$(4.46)

For the three months ended September 30, 2008 and 2007, options to purchase approximately 1.2 million and 147,000 weighted shares of common stock, respectively, were excluded from the diluted computation because their effect would have been anti-dilutive. For the nine months ended September 30, 2008 and 2007, options to purchase approximately 13,000 and no weighted shares of common stock, respectively, were excluded from the diluted computation because their effect would have been anti-dilutive.
Note 3. Acquisitions
The Company accounts for acquisitions under the purchase method of accounting, in accordance with SFAS No. 141, “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets acquired and liabilities assumed represent management’s estimate of fair values. Management determines valuations through a combination of methods which include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The Company consummated the acquisitions described below during the nine months ended September 30, 2008. The results of the acquisitions are included in the accompanying condensed consolidated interim statement of operations from the respective acquisition dates forward.
Legal and Business Publishers, Inc.: On February 13, 2008, the Company acquired the assets of Legal and Business Publishers, Inc., which include The Mecklenburg Times, an 84-year old court and commercial publication located in Charlotte, North Carolina, and electronic products, including www.mecktimes.com and www.mecklenburgtimes.com. For these assets, the Company paid $2.8 million in cash on the closing date and an additional $500,000 on May 13, 2008. In addition, the Company incurred acquisition costs of approximately $80,000. In August 2008, the Company also paid Legal and Business Publishers, Inc. an additional $350,000 because the revenues it earned from the assets during the six-month period following the closing exceeded the earnout target set forth in the purchase agreement. The Company accounted for this payment as additional purchase price. The Company may be obligated to pay up to an additional $150,000 based upon the revenues it earns from the assets during the twelve-month period following the closing of this acquisition. The Company will also account for this cash payment, if made, as additional purchase price. These assets are a part of the Company’s Business Information segment.

Of the $3.6 million of acquired intangibles, the Company has preliminarily allocated $0.6 million to newspaper trade names/mastheads, which is being amortized over 30 years, and $3.0 million to advertising customer lists, which is being amortized over 10 years. The Company has engaged an independent third-party valuation firm to assist it in estimating the fair value of the finite-lived intangible assets and this valuation is not yet complete.
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
Of the $13.6 million of acquired intangibles, the Company has preliminarily allocated the entire amount to a long-term service agreement, which is being amortized over 15 years, representing its initial contractual term. The Company has engaged an independent third-party valuation firm to assist in estimating the fair value of the identified intangibles and this valuation is not yet complete.
Minnesota Political Press: On March 14, 2008, the Company acquired the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC, which includes the publication, Politics in Minnesota, for a purchase price of $285,000 plus acquisition costs of approximately $49,000. The Company has preliminarily allocated the entire purchase price to a customer list, which is being amortized over two years. These assets are part of the Company’s Business Information segment.
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
National Default Exchange, L.P. and related entities: On September 2, 2008, APC acquired all of the outstanding equity interests in National Default Exchange Management, Inc., National Default Exchange Holdings, LP, THP/NDEx AIV, Corp., and THP/NDEx AIV, LP (all of such entities referred to collectively as “NDEx”). NDEx provides mortgage default processing services, primarily for the law firm Barrett Daffin Frappier Turner & Engel, LLP in Texas. NDEx also provides these services to affiliates of the Barrett law firm in California and Georgia as well as directly to mortgage lenders and loan servicers in California. NDEx also operates a real estate title company. APC acquired the equity interests of NDEx for a total of $167.5 million in cash, of which $151.0 million was paid to or on behalf of the sellers of NDEx, or their designees, $15.0 million was placed in escrow to secure payment of indemnification claims and an additional $1.5 million was held back pending working capital adjustments. In addition to the cash payments, APC also issued to the sellers of NDEx an aggregate 6.1% interest in APC, which had an estimated fair market value of approximately $11.6 million on July 28, 2008, the date the parties signed the equity purchase agreement. The Company also issued to the sellers of NDEx, or their designees, 825,528 shares of its common stock, which had a fair market value of $16.5 million based upon the average of the daily last reported closing price for a share of the Company’s common stock on the five consecutive trading days beginning on and including July 24, 2008, two trading days prior to the date the Company announced this acquisition. The Company incurred transaction costs of approximately $1.1 million in connection with the acquisition. In addition to the payments and issuance of APC interests and common stock described above, the Company may be obligated to pay the sellers of NDEx up to an additional $13.0 million in cash based upon the adjusted EBITDA for NDEx during the first twelve months following the closing of the acquisition. If the adjusted EBITDA for NDEx equals or exceeds $28.0 million during such twelve-month period, the Company will pay the sellers the maximum $13.0 million earnout payment. However, the maximum earnout payment of $13.0 million will be reduced by $7.50 for each $1.00 that NDEx’s adjusted EBITDA for such twelve month period is less than the $28.0 million target.

In connection with this acquisition, NDEx amended and restated its services agreement with the Barrett law firm. The services agreement provides for the exclusive referral of residential mortgage default files from the Barrett law firm to NDEx for servicing. This agreement has an initial term of twenty-five years, which term may be automatically extended for successive five year periods unless either party elects to terminate the term then-in-effect with prior notice. Under the services agreement, NDEx is paid a fixed fee for each residential mortgage default file referred by the Barrett law firm to NDEx for servicing, with the amount of such fixed fee being based upon the type of file. In addition, the Barrett law firm pays NDEx a monthly trustee foreclosure administration fee. The amount of such fee is based upon the number of files the Barrett law firm has referred to NDEx for processing during the month. NDEx may amend these fees on a quarterly basis during 2009 and on an annual basis beginning in 2010 upon notice to the Barrett law firm. However, if the Barrett law firm files a timely notice of objection to the proposed amended fees, NDEx and the Barrett law firm have agreed to negotiate amended fees that are agreeable to both parties or to retain the existing fees. In addition to the services agreement, NDEx also entered into noncompetition agreements with the key managers of NDEx and with the Barrett law firm. The sellers of NDEx include Michael C. Barrett, Jacqueline M. Barrett, Mary A. Daffin, Robert F. Frappier, James C. Frappier, Abbe L. Patton and Barry Tiedt, all of whom also remained employees of NDEx. Each of these individuals, except Jacqueline M. Barrett, Abbe L. Patton and Barry Tiedt, are also attorneys for the Barrett law firm.
Of the total purchase price, the Company has preliminarily allocated $154.0 million to the long-term services agreement, which is being amortized over 25 years, representing its initial contractual term, $5.0 million to noncompetition agreements, which are being amortized over 5 years, and $42.5 million to goodwill. Of the $200.0 million allocated to intangibles and goodwill, approximately $159.3 million is tax deductible. The Company allocated the goodwill to its Professional Services segment. The Company has engaged an independent third-party valuation firm to assist it in determining the estimated fair value of the identified intangibles and this valuation is not yet complete. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in the acquisition (i.e., goodwill) because the acquired business is a complement to APC and it anticipates cost savings and revenue synergies through combined general and administrative and corporate functions.
The Company has also recorded working capital for cash ($3.1 million), accounts receivable, net and unbilled pass-through costs ($22.9 million), accounts payable and accrued pass-through liabilities ($24.3 million) and other items of working capital that existed on September 2, 2008 (the closing date of the acquisition) in accordance with the terms of the equity purchase agreement. In addition, the Company recorded a preliminary estimated deferred tax liability of $13.0 million related to the difference between the tax basis and book basis of the assets acquired.
As a result of this acquisition, the Company has a number of duplicative positions between NDEx and APC and is in the process of evaluating the elimination of these positions to achieve synergies and cost savings in combining these functions. Accordingly, the Company recorded, as additional purchase price, a liability of $1.5 million for the estimated severance costs related to involuntary employee terminations resulting from the anticipated elimination of these positions, which is expected to be paid out in cash within the next twelve months. This liability was included as goodwill in the allocation of the purchase price in accordance with SFAS No. 141and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” This liability may change as the Company continues to evaluate this plan.

The following table provides further unaudited information on the Company’s preliminary purchase price allocations for the aforementioned 2008 acquisitions. The purchase price allocation of each acquisition is preliminary pending the following items: (1) completion of the final valuations of intangible assets associated with those transactions; (2) finalization and full implementation of the elimination of duplicative positions resulting from the NDEx transaction; and (3) finalization of the calculation of the deferred tax liability associated with the NDEx acquisition. These preliminary allocations of purchase price are as follows (in thousands):

				Midwest
	Legal and		MN	Law
	Business	Wilford &	Political	Printing
	Publishers	Geske	Press	Co., Inc.	NDEx	Total
Assets acquired and liabilities assumed at their fair values:
Working capital (deficit)	$—	$—	$—	$10	$(2,618)	$(2,608)
Property and equipment	50	122	—	—	3,090	3,262
Software	—	—	—	—	7,624	7,624
Long-term service contract	—	13,573	—	—	154,000	167,573
Other finite-life intangible assets	3,645	—	334	650	5,000	9,629
Goodwill	—	—	—	—	42,470	42,470
Deferred tax liability	—	—	—	—	13,000	13,000

Total consideration, including direct expenses	$3,695	$13,695	$334	$660	$196,566	$214,950

Other acquisition related costs: During the third quarter of 2008, the Company wrote off $0.4 million of professional fees incurred in connection with potential acquisitions that the Company is no longer pursuing, which the Company has included in corporate selling, general and administrative expenses. During the first quarter of 2008, the Company wrote off $0.2 million of professional fees in connection with a potential acquisition the Company is no longer pursuing, which the Company included in the Professional Services segment’s selling, general and administrative expenses.
Break-up fee: Pursuant to its agreement with the sellers of a business that the Company intended to acquire, the Company paid $1.5 million to such sellers during the third quarter of 2008 because the Company was unable to obtain debt financing on terms and timing satisfactory to it to close the acquisition. The Company has included this expense in “Break-up fee and other Income (Expense), net.”
Pro Forma Information (unaudited): Actual results of operations of the companies acquired in 2008 and 2007 are included in the unaudited condensed consolidated interim financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the following acquisitions: (1) all of the outstanding equity interests of NDEx acquired in September 2008, (2) the assets of Midwest Law Printing Co., Inc. acquired in June 2008, (2) the mortgage default processing services business of Wilford & Geske acquired in February 2008, (3) the assets of Legal & Business Publishers, Inc. acquired in February 2008, (4) the purchase of minority interests in APC from Trott & Trott and Feiwell & Hannoy in November 2007, (5) the assets of Venture Publications, Inc. acquired in March 2007, and (6) the mortgage default processing services business of Feiwell & Hannoy acquired in January 2007, using the purchase method as if the acquisitions occurred on January 1, 2007. We did not include the acquisition of the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC because their impact on the Company’s pro forma results of operations would be immaterial. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year. Amounts in this table are in thousands, except per share data.

	Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Total revenues	$61,446	$56,919	$186,519	$167,699
Net income (loss)	2,636	(6,873)	11,799	(55,411)
Net income (loss) per share:
Basic	$0.09	$(0.34)	$0.44	$(4.06)

Diluted	$0.09	$(0.34)	$0.44	$(4.06)

Pro forma weighted average shares outstanding:
Basic	28,482	20,501	26,675	13,638

Diluted	28,885	20,501	26,930	13,638

Note 4. Investments
Investments consisted of the following at September 30, 2008 and December 31, 2007 (in thousands):

	Accounting	Percent	September 30,	December 31,
	Method	Ownership	2008	2007

The Detroit Legal News Publishing, LLC	Equity	35	$16,334	$17,579
GovDelivery, Inc.	Cost	15	900	900

Total			$17,234	$18,479

The Detroit Legal News Publishing, LLC: The Company owns a 35% membership interest in The Detroit Legal News Publishing, LLC (“DLNP”). The Company accounts for this investment using the equity method. Under DLNP’s membership operating agreement, the Company receives quarterly distributions based on its ownership percentage.
The difference between the Company’s carrying value and its 35% share of the members’ equity of DLNP relates principally to an underlying customer list at DLNP that is being amortized over its estimated economic life through 2015.
The following tables summarize certain key information relative to the Company’s investment in DLNP as of September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	As of September 30,	As of December 31,
	2008	2007
Carrying value of investment	$16,334	$17,579
Underlying finite-lived customer list, net of amortization	10,806	11,937

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Equity in earnings of DLNP, net of amortization of customer list	$1,329	$1,611	$4,355	$3,856
Distributions received	2,100	1,400	5,600	4,200
Amortization expense	377	364	1,131	1,082
DLNP publishes one daily and ten weekly court and commercial newspapers located in southeastern Michigan. Summarized financial information for DLNP for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$11,676	$11,609	$36,113	$30,698
Cost of revenues	4,874	4,420	14,413	11,932

Gross profit	6,802	7,189	21,700	18,766
Selling, general and administrative expenses *	1,593	1,481	4,825	4,403

Operating income *	5,209	5,708	16,875	14,363

Net income	$4,873	$5,644	$15,673	$14,109

Company’s 35% share of net income	$1,706	$1,975	$5,486	$4,938
Less amortization of intangible assets	377	364	1,131	1,082

Equity in earnings of DLNP, LLC	$1,329	$1,611	$4,355	$3,856

*
For comparison purposes only, the Company has changed the selling, general and administrative expenses and operating income presented here for the three and nine months ended September 30, 2007 from those previously reported to reflect current year treatment of Michigan business taxes as a non-operating expense as a result of changes in Michigan tax law.

GovDelivery, Inc.: In addition to the Company’s 15% ownership of GovDelivery, James P. Dolan, the Company’s chairman, chief executive officer and president personally owns 50,000 shares of GovDelivery, Inc. He also served as a member of GovDelivery’s board of directors until his resignation in March 2008. The Company accounts for its investment in GovDelivery using the cost method of accounting.
Note 5. Goodwill and Finite-life Intangible Assets
Goodwill: Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to acquired tangible and finite-life intangible assets and assumed liabilities. Identified intangible assets represent assets that lack physical substance but can be distinguished from goodwill.
The following table represents the balances as of September 30, 2008 and December 31, 2007 and changes in goodwill by segment for the nine months ended September 30, 2008 (in thousands):

	Business	Professional
	Information	Services	Total
Balance as of December 31, 2007	$58,632	$20,412	$79,044
Venture Publications, Inc.*	600	—	600
NDEx	—	42,470	42,470

Balance as of September 30, 2008	$59,232	$62,882	$122,114

*	Represents additional cash payment paid to Venture Publications, Inc. in connection with the acquired assets achieving certain revenue targets set forth in the asset purchase agreement. This has been accounted for as additional purchase price.
Finite-Life Intangible Assets: The following table summarizes the components of finite-life intangible assets as of September 30, 2008 and December 31, 2007 (in thousands, except amortization periods):

		As of September 30, 2008			As of December 31, 2007
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Mastheads and tradenames	30	$11,939	$(1,697)	$10,242	$11,298	$(1,401)	$9,897
Advertising customer lists	5-11	16,445	(5,881)	10,564	13,441	(4,736)	8,705
Subscriber customer lists	2-14	7,645	(2,482)	5,163	7,311	(1,959)	5,352
Professional services customer lists	7	7,632	(3,445)	4,187	6,982	(2,674)	4,308
Noncompete agreements	5	5,750	(378)	5,372	750	(182)	568
APC long-term service contracts	15	59,874	(7,727)	52,147	46,300	(4,810)	41,490
APC customer lists	14	13,267	(819)	12,448	13,357	(82)	13,275
Customer relationship	14	3,283	(439)	2,844	3,283	(267)	3,016
SunWel contract	7	3,322	(803)	2,519	2,821	(486)	2,335
Exhibitor customer list	1	404	(404)	—	404	(404)	—
NDEx long-term service contracts	25	154,000	(513)	153,487	—	—	—

Total intangibles		$283,561	$(24,588)	$258,973	$105,947	$(17,001)	$88,946

Total amortization expense for finite-life intangible assets for the three months ended September 30, 2008 and 2007 was approximately $3.1 million and $1.9 million, respectively. Total amortization expense for finite-life intangible assets for the nine months ended September 30, 2008 and 2007 was approximately $7.6 million and $5.6 million, respectively.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company will perform the annual impairment test of its goodwill and finite-life intangible assets for each of its reporting units as of November 30, 2008, unless a triggering event occurs prior to that measurement date. Subsequent to September 30, 2008, the Company’s stock price has declined significantly, and its market capitalization has declined from approximately $302 million at September 30, 2008 to a current market capitalization of approximately $117 million at November 7, 2008. The Company’s stockholders’ equity at September 30, 2008 was $218 million. The Company currently believes that the subsequent decline in its market capitalization is not a triggering event that would require an interim impairment measurement.
For purposes of testing goodwill, the Company will estimate the fair value of each of its reporting units utilizing several fair value measurement techniques, including two market and one income estimates. Under the market approach, the fair value of the enterprise will be estimated based upon the fair value of the invested capital for the Company, as well as a separate comparison to revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and multiples for similar publicly traded companies. The fair value estimates using both market approaches will include a control premium similar to those observed for historical similar company market transactions. Under the income approach, the fair value of the enterprise will be estimated based upon the present value of estimated future cash flows for the Company. The income approach is dependent on a number of critical management assumptions, including estimates of foreclosure volumes, appropriate discount rates and other relevant assumptions. As part of this process, the Company will reconcile from the total reported market capitalization based upon its November 30, 2008 share price to the analysis prepared above.
Given the uncertain political and regulatory environment regarding mortgage foreclosures, the tight credit markets, the volatility of the Company’s stock price and any resulting decline in its market capitalization, along with other uncertainties, the Company can provide no assurances that, if such conditions continue, they will not trigger an interim impairment measurement of the Company’s goodwill and finite-life intangible assets, the result of which may be that the Company is required to record a material impairment charge. The Company will continue to monitor these conditions and events to determine whether they warrant interim asset impairment testing.
Note 6. Long-Term Debt, Capital Lease Obligation
At September 30, 2008 and December 31, 2007, long-term debt consisted of the following (in thousands):

	September	December 31,
	30, 2008	2007
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$71,004	$48,750
Senior variable-rate revolving note due August 8, 2012	99,000	9,000

Total senior secured debt	170,004	57,750
Unsecured note payable	1,695	3,290
Capital lease obligations	3	10

	171,702	61,050
Less current portion	6,952	4,749

Long-term debt, less current portion	$164,750	$56,301

Senior Secured Debt: At September 30, 2008, the Company and its consolidated subsidiaries had a credit agreement with U.S. Bank, NA and other syndicated lenders, referred to collectively as U.S. Bank, for a $200.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility in an aggregate amount of up to $150.0 million with a final maturity date of August 8, 2012. At September 30, 2008, the credit facility was governed by the terms and conditions of a Second Amended and Restated Credit Agreement dated August 8, 2007, as amended by that First Amendment to Second Amended and Restated Credit Agreement dated July 28, 2008 (described below). In accordance with the terms of this credit agreement, if at any time the outstanding principal balance of revolving loans under the revolving credit facility exceeds $25.0 million, such revolving loans will convert to an amortizing term loan, in the amount that the Company designates if it gives notice, due and payable in quarterly installments with a final maturity date of August 8, 2014. See Note 13 for information about a conversion occurring after September 30, 2008.

During the three months ended September 30, 2008, the Company drew $99.0 million from its credit line to fund, in part, the acquisition of NDEx. During the nine months ended September 30, 2008, the Company drew $115.0 million, which funded the acquisition of the assets of Legal & Business Publishers, Inc., the acquisition of the mortgage default processing services business of Wilford & Geske, the acquisition of NDEx and general working capital needs. In March 2008, the Company converted $25.0 million of the revolving loan then-outstanding under the credit facility to a term loan. At September 30, 2008, the Company had net unused available capacity of approximately $26.0 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility. At September 30, 2008, the weighted-average interest rate on the senior term note was 5.6%.
As noted above, the Company and its consolidated subsidiaries entered into a First Amendment to the Second Amended and Restated Credit Agreement on July 28, 2008. In addition to approving the acquisition of NDEx (see Note 3) and waiving the requirement that the Company use 50% of the proceeds from the private placement (see Note 7) to pay down indebtedness under the credit facility, the amendment (1) reduces the senior leverage ratio the Company and its consolidated subsidiaries are required to maintain as of the last day of each fiscal quarter from no more than 4.50 to 1.00 to no more than 3.50 to 1.00 and (2) increases the interest rate margins charged on the loans under the credit facility to up to 1.0%. The Company paid approximately $296,000 in fees in connection with this amendment.
Unsecured Note Payable: On January 9, 2008, APC made a $1.75 million payment to Feiwell & Hannoy on a $3.5 million non-interest bearing promissory note APC issued in connection with the acquisition of the mortgage default processing services business of Feiwell & Hannoy in January 2007. The second installment of $1.75 million is due January 9, 2009.
Note 7. Common and Preferred Stock
At September 30, 2008, the Company had 70,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized and 29,955,149 shares of common stock and no shares of preferred stock outstanding. All authorized shares of preferred stock are undesignated.
In connection with the Company’s initial public offering on August 7, 2007, the Company effected a 9 for 1 stock split of the Company’s outstanding shares of common stock through a dividend of 8 shares of common stock for each share of common stock outstanding immediately prior to the consummation of the initial public offering. At the time of the initial public offering, the Company’s preferred stock was divided into Series A, Series B and Series C preferred stock. In connection with the initial public offering, the Company converted all outstanding shares of Series C preferred stock into shares of Series A preferred stock, Series B preferred stock and common stock. The Company then used $101.1 million of the net proceeds of the initial public offering to redeem all of the outstanding shares of Series A preferred stock (including all accrued and unpaid dividends and shares issued upon conversion of the Series C preferred stock) and Series B preferred stock (including shares issued upon conversion of the Series C preferred stock). As a result of the redemption, there are no shares of preferred stock issued and outstanding as of September 30, 2008 or December 31, 2007. Accordingly, the Company did not record any non-cash interest expense related to its preferred stock for the three or nine months ended September 30, 2008.
On July 30, 2008, the Company sold 4,000,000 unregistered shares of its common stock for $16.00 per share. The Company received net proceeds of approximately $60.5 million from this private placement, all of which it used to fund, in part, the acquisition of NDEx.
Also, as partial consideration for the acquisition of NDEx on September 2, 2008, the Company issued 825,528 shares of its common stock to the sellers of NDEx or their designees, as applicable.

Note 8. Income Taxes
The provision of income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. For the nine months ended September 30, 2008 and 2007, the Company used an effective tax rate of 40% and 39%, respectively, based on its annual projected income in accordance with Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB No. 28”) Pursuant to the principles of APB No. 28 and FASB Interpretation No. 18 (as amended) “Accounting for Income Taxes in Interim Periods, an Interpretation of APB Opinion No. 28,” the Company treated the dividend accretion deduction reflected in its ordinary income in the nine months ended September 30, 2007, as an unusual item in computing its annual effective tax rate. This deduction was associated with the Company’s non-cash interest expense related to its Series C preferred stock, shares of which were outstanding until August 7, 2007. See Note 7 for more information about the conversion and redemption of the Series C preferred stock in connection with the Company’s initial public offering.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”),” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $197,000 of gross unrecognized tax benefits, or $153,000 of unrecognized tax benefits, including interest and net of federal benefit. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, was $171,000 as of December 31, 2007. There were no significant adjustments for the unrecognized income tax benefits for the nine months ended September 30, 2008.
During the second quarter of 2008, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s federal tax returns for the years ended December 31, 2005 and 2006. During the third quarter of 2008, the IRS completed their examination of both tax years resulting in an additional income tax expense of $122,000 for the three and nine months ended September 30, 2008.
Note 9. Major Customers and Related Parties
APC (and its wholly-owned subsidiary, NDEx) has six major law firm customers. APC or NDEx, as applicable, have entered services agreements with these customers that provide for the exclusive referral of mortgage default and other files for processing. APC’s agreements with Trott & Trott, P.C., Feiwell & Hannoy Professional Corporation, and Wilford & Geske, P.A., have terms of fifteen years, which renew automatically for successive ten year periods unless either party elects to terminate the term then-in-effect upon prior written notice. NDEx’s agreements with the Barrett law firm and its affiliates have terms of twenty-five years, which renew automatically for successive five year periods unless either party elects to terminate the term then-in-effect upon prior written notice. These customers pay APC monthly for its services.
David A. Trott, chairman and chief executive officer of APC, is also the managing attorney of Trott & Trott, P.C., a customer of APC. The term of APC’s services agreement with Trott & Trott expires in 2021, but is subject to two successive automatic renewals as described above. Mr. Trott owns a majority interest in Trott & Trott. Until February 2008, Trott & Trott owned a 9.1% interest in APC, when it assigned its interest in APC to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including Mr. Trott and APC’s two executive vice presidents in Michigan. Together, these three individuals own approximately 98.0% of APC Investments. APC also pays Net Director, LLC and American Servicing Corporation for services provided to APC. Mr. Trott has an 11.1% and 50.0% ownership interest in Net Director and American Servicing Corporation, respectively. In the first quarter of 2008, APC and Trott & Trott agreed to increase the fixed fee per file APC receives for each mortgage foreclosure, bankruptcy, eviction, litigation and other mortgage default file Trott & Trott refers to APC for processing under APC’s service agreement with Trott & Trott. APC also agreed to extend the payment terms from 30 to 45 days. Mr. Trott and his family members own 80.0% of Legal Press, LLC, which owns 10.0% of the outstanding membership interests of DLNP, in which the Company owns a 35.0% interest. In addition, Mr. Trott serves as a consultant to DLNP under a consulting agreement and Trott & Trott has an agreement with DLNP to publish its foreclosure notices in DLNP’s publications.

In addition to APC Investments, Feiwell & Hannoy Professional Corporation and the sellers of NDEx, a number of who are key attorneys or shareholders of the Barrett law firm, also own minority interests in APC. Feiwell & Hannoy owned its interest in APC since January 8, 2007 when APC acquired its mortgage default processing business. At January 1, 2008, Feiwell & Hannoy owned a 2.3% interest in APC. Its interest in APC was diluted to 2.0% in connection with the acquisition of the mortgage default processing services business of Wilford & Geske. See Note 3 for more information about the Company’s acquisition of the mortgage default processing business of Wilford & Geske. In connection with this acquisition, APC made a capital call in which Feiwell & Hannoy declined to participate. The Company contributed Feiwell & Hannoy’s portion of the capital call to APC. Michael J. Feiwell and Douglas J. Hannoy, senior executives of APC in Indiana, are shareholders and principal attorneys of Feiwell & Hannoy. Its interest in APC, along with the interest of APC Investments, was further diluted as a result of APC’s acquisition of NDEx. See Note 3 for more information about the acquisition of NDEx. To fund, in part, the acquisition of NDEx, APC did a capital call in which only Dolan APC, LLC, (the Company’s wholly owned subsidiary) participated. On September 2, 2008, APC issued 6.1% of its outstanding membership interests to the sellers of NDEx, or their designees, as applicable. As a result of these transactions, the Company’s, APC Investments’ and Feiwell & Hannoy’s ownership interests in APC were diluted. At September 2, 2008, the Company and APC’s minority members owned the following interests in APC:

Percent of Outstanding Membership
Member	Interests of APC
Dolan APC, LLC (the Company’s wholly-owned subsidiary)	84.7%
APC Investments, LLC	7.6%
Feiwell & Hannoy Professional Corporation	1.7%
Sellers of NDEx (as a group)	6.1%
The sellers of NDEx include Michael C. Barrett, Jacqueline M. Barrett, Mary A. Daffin, Robert F. Frappier, James C. Frappier, Abbe L. Patton and Barry Tiedt, all of whom are employees of NDEx. Each of these individuals, except Jacqueline M. Barrett, Abbe L. Patton and Barry Tiedt, are also key attorneys and/or shareholders of the Barrett law firm.
Note 10. Reportable Segments
The Company’s two reportable segments consist of its Business Information Division and its Professional Services Division. The Company determined its reportable segments based on the types of products sold and services performed. The Business Information Division provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information Division generates revenues from display and classified advertising, public notices, circulation (primarily consisting of subscriptions) and sales from commercial printing and database information. The Professional Services Division comprises two operating units providing support to the legal market. These are Counsel Press, LLC, which provides appellate services, and American Processing Company (APC) and its wholly-owned subsidiary, NDEx, which provide mortgage default processing services. Both of these operating units generate revenues through fee-based arrangements. In addition, the Company reports and allocates certain administrative activities as part of corporate-level expenses.
The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30, 2008
	Business	Professional
	Information	Services	Corporate	Total

Revenues	$22,211	$25,673	$—	$47,884
Direct operating expenses	7,961	9,941	—	17,902
Selling, general and administrative expenses	9,486	6,646	2,818	18,950
Amortization and depreciation	1,275	3,059	217	4,551
Equity in Earnings of DLNP, LLC	1,329	—	—	1,329

Operating income (loss)	$4,818	$6,027	$(3,035)	$7,810

	Three Months Ended September 30, 2007
	Business	Professional
	Information	Services	Corporate	Total

Revenues	$20,962	$17,362	$—	$38,324
Direct operating expenses	7,380	6,008	—	13,388
Selling, general and administrative expenses	8,331	4,054	2,782	15,167
Amortization and depreciation	1,168	1,759	150	3,077
Equity in Earnings of DLNP, LLC	1,611	—	—	1,611

Operating income (loss)	$5,694	$5,541	$(2,932)	$8,303

	Nine Months Ended September 30, 2008
	Business	Professional
	Information	Services	Corporate	Total

Revenues	$68,406	$62,542	$—	$130,948
Direct operating expenses	23,686	22,688	—	46,374
Selling, general and administrative expenses	29,311	15,889	6,587	51,787
Amortization and depreciation	3,663	7,124	590	11,377
Equity in Earnings of DLNP, LLC	4,355	—	—	4,355

Operating income (loss)	$16,101	$16,841	$(7,177)	$25,765

	Nine Months Ended September 30, 2007
	Business	Professional
	Information	Services	Corporate	Total

Revenues	$62,030	$49,044	$—	$111,074
Direct operating expenses	21,258	16,905	—	38,163
Selling, general and administrative expenses	25,084	12,441	6,632	44,157
Amortization and depreciation	3,308	4,748	380	8,436
Equity in Earnings of DLNP, LLC	3,856	—	—	3,856

Operating income (loss)	$16,236	$14,950	$(7,012)	$24,174

Note 11. Share-Based Compensation
The Company applies SFAS 123(R) “Share-Based Payment,” which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company uses the Black-Scholes option pricing model in deriving the fair value estimates of share-based awards. All inputs into the Black-Scholes model are estimates made at the time of grant. The Company used the SAB 107 “Share-Based Payment” simplified method to determine the expected life of options it had granted. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company also made assumptions with respect to expected stock price volatility based on the average historical volatility of a select peer group of similar companies. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period. Forfeitures of share-based awards are estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipients. The Company has assumed a ten percent forfeiture rate on all restricted stock awards issued to non-management employees, and a zero percent forfeiture rate on all stock option and restricted stock awards issued to management employees and directors. Total share-based compensation expense for the three months ended September 30, 2008 and 2007 was approximately $549,000 and $543,000, respectively, before income taxes. Total share-based compensation expense for the nine months ended September 30, 2008 and 2007 was approximately $1,341,000 and $564,000, respectively, before income taxes.
The Company has reserved 2,700,000 shares of its common stock for issuance under its incentive compensation plan, of which there were 1,124,023 shares available for issuance under the plan as of September 30, 2008.
Stock Options: Share-based compensation expense related to grants of options under SFAS 123(R) for the three months ended September 30, 2008 and 2007, was approximately $379,000 and $184,000, respectively, before income taxes and for the nine months ended September 30, 2008 and 2007, was approximately $932,000 and $205,000, respectively, before income taxes.
The following weighted average assumptions were used to estimate the fair value of stock options granted in 2008:

Dividend yield	0.0%
Expected volatility	28.0%
Risk free interest rate	3.0% – 3.27%
Expected term of options	4.75 years
Weighted average grant date fair value	$4.89 – $5.42

The following table represents stock option activity for the nine months ended September 30, 2008:

		Weighted	Weighted	Weighted Average
	Number of	Average Grant	Average	Remaining
	Shares	Date Fair Value	Exercise Price	Contractual Life
Outstanding options at December 31, 2007	992,667	$4.34	$13.03	6.87 Yrs.
Granted	440,750	4.91	16.59	—
Exercised	(4,714)	1.50	2.78	—
Canceled or forfeited	(65,192)	4.53	13.90	—

Outstanding options at September 30, 2008	1,363,511	$4.52	$14.17	6.28 Yrs.

Options exercisable at September 30, 2008	260,948	$3.98	$11.75	6.30 Yrs.

At September 30, 2008, the aggregate intrinsic value of in-the-money options outstanding was approximately $0.9 million, and the aggregate intrinsic value of in-the-money options exercisable was approximately $0.5 million. At September 30, 2008, there was approximately $4.7 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 3.2 years.
Restricted Stock Grants: A summary of our nonvested restricted stock activity for the nine months ended September 30, 2008, was as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested, December 31, 2007	152,789	$14.68
Granted	54,139	16.51
Vested	(35,505)	14.50
Canceled or forfeited	(17,950)	15.00

Nonvested, September 30, 2008	153,473	$15.33

Share-based compensation expense related to grants of restricted stock for the three and nine months ended September 30, 2008 was approximately $171,000 and $409,000, respectively, before income taxes and for both the three and nine months ended September 30, 2007 was approximately $359,000 before income taxes. Total unrecognized compensation expense for unvested restricted shares of common stock as of September 30, 2008 was approximately $2.1 million, which is expected to be recognized over a weighted-average period of 3.1 years.
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

Note 13. Subsequent Events
In October 2008 and pursuant to the terms of its credit agreement, the Company converted $85.0 million of the revolving loan then-outstanding under the credit facility to a term loan, payable in quarterly installments with a final maturity date of August 8, 2014. Immediately after such conversion, the Company’s long-term debt consisted of the following, shown in comparison to the long-term debt at September 30, 2008 (in thousands):

	October 2,	September 30,
	2008	2008
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$156,004	$71,004
Senior variable-rate revolving note due August 8, 2012	14,000	99,000

Total senior secured debt	170,004	170,004
Unsecured note payable	1,695	1,695
Capital lease obligations	3	3

	171,702	171,702
Less current portion	9,504	6,952

Long-term debt, less current portion	$162,198	$164,750

As a result of this conversion, approximate future maturities of long-term debt are as follows (in thousands):

2008 (remainder of year)	$2,257
2009	11,995
2010	13,750
2011	18,350
2012	24,950
2013 and thereafter	100,400

Total	$171,702

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
•	our business operates in highly competitive markets and depends upon the economies and the demographics of the legal, financial and real estate sectors in the markets we serve and changes in those sectors could have an adverse effect on our revenues, cash flows and profitability;
•	a change in the laws governing public notice requirements may reduce or eliminate the amount of public notices required to be published in print, affect how newspapers are chosen for publication of public notices or adversely change the eligibility requirements for publishing public notices, which could adversely affect our revenues, profitability and growth opportunities;
•	a decrease in paid subscriptions to our print publications could adversely affect our circulation revenues to the extent we are not able to sufficiently increase our print subscription rates and adversely affect our advertising and display revenues to the extent advertisers begin placing fewer print advertisements with us due to print decreased readership;
•	we have owned and operated the businesses in our Professional Services Division (APC and Counsel Press) for a short period of time;
•	regulation of sub-prime, Alt-A and other residential mortgage products, including bills introduced in states where we do business, the Hope for Homeowners Act and the Emergency Economic Stabilization Act, and voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance, a consortium that includes loan servicers, may have an adverse effect on or restrict our mortgage default processing services and public notice operations;
•	APC’s revenues are very concentrated, as APC provides mortgage default processing services primarily to six law firm customers, and if the number of case files referred to APC by these law firm customers decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected;
•	key attorneys at each of APC’s six law firm customers are employed by APC or NDEx and almost all of these attorneys hold a direct or indirect equity interest in APC. As a result, these key attorneys may, in certain circumstances, have interests that differ from or conflict with our interests;
•	a key component of our operating income and operating cash flows has been, and may continue to be, our minority equity investment (35%) in The Detroit Legal News Publishing, LLC;

•	we may be required to incur additional indebtedness or raise additional capital to fund our operations, repay indebtedness, fund capital expenditures or fund acquisitions, which may not be available to us at all or on acceptable terms when needed;
•	we are dependent on our senior management team, especially James P. Dolan, our founder, chairman, chief executive officer and president; Scott J. Pollei, our executive vice president and chief financial officer; Mark W.C. Stodder, our executive vice president business information; and David A. Trott, chairman and chief executive officer, APC;
•	we intend to continue to pursue acquisition opportunities, which we may not complete or integrate successfully into our business and which may subject us to considerable business and financial risks;
•	growing our business may place a strain on our management and internal systems, processes and controls;
•	we incurred additional indebtedness to close the acquisition of NDEx and this additional debt consumed a significant portion of our ability to borrow and may limit our ability to pursue other acquisitions or growth strategies;
•	the acquisition of NDEx may expose us to particular business and financial risks that include, but are not limited to: (1) diverting management’s time, attention and resources from managing the business; (2) incurring significant additional capital expenditures and operating expenses to improve, coordinate or integrate managerial, operational, financial and administrative systems; (3) failing to integrate the operations, personnel and internal controls of NDEx into APC or to manage NDEx or our growth; and (4) facing operational difficulties in new markets or with new product and service offerings; and
•	if our goodwill or finite-life intangible assets become impaired, we may be required to record a significant charge to earnings.
See “Risk Factors” in Item 1A of our annual report on Form 10-K filed on March 28, 2008, with the SEC, in Part II, Item 1A of our quarterly reports on Form 10-Q filed on May 8, 2008, and August 11, 2008, with the SEC, on pages 2 through 7 of our prospectus filed on October 3, 2008, with the SEC and in Part II, Item 1A of this quarterly report on Form 10-Q for a description of these and other risks, uncertainties and factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.
You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.
Overview
We are a leading provider of necessary business information and professional services to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating segments: our Business Information Division and our Professional Services Division. Our Business Information Division currently publishes 60 print publications consisting of 14 paid daily publications, 30 paid non-daily publications and 16 non-paid non-daily publications. In addition, we provide business information electronically through our 46 on-line publication web sites, our 29 event and other non-publication web sites, and our email notification systems. Our Professional Services Division comprises two operating units: APC and Counsel Press. APC, and its wholly-owned subsidiary, NDEx, provide mortgage default processing services to six law firm customers as well as directly to mortgage lenders and loan servicers in California. It currently operates in California, Georgia, Indiana, Michigan, Minnesota, and Texas. Counsel Press provides appellate services to law firms and attorneys nationwide.

Recent Developments
Regulatory Environment
Over the past six months, federal, state and local governmental entities have proposed, and in some cases, enacted legislation or taken other action that may have an adverse impact on the number of mortgage defaults referred to APC for processing and the number of foreclosure public notices placed in our Business Information products for publication. Most notably, on October 1, 2008, the Hope for Homeowners Act of 2008 went into effect in an effort to bring relief to distressed homeowners and to help mitigate foreclosures. Among other things, this Act establishes a new, temporary, voluntary program within the Federal Housing Administration (“FHA”) to back FHA-insured mortgages to distressed borrowers. In return, borrowers are eligible to receive new 30-year FHA-insured, fixed rate loans. The size of the new loans will be the lesser of: (1) the amount the borrower can afford to repay, as determined by the current affordability requirements of FHA; or (2) 90% of the current value of the home. This program is scheduled to terminate on September 30, 2011.
On October 3, 2008, the federal government passed the Emergency Economic Stabilization Act, which provides funding to purchase troubled assets from financial institutions. For mortgages and mortgage-backed securities acquired through this program, the Secretary of the Treasury must implement a plan to mitigate foreclosures and to encourage servicers of mortgages to modify loans through Hope for Homeowners and other programs.
In addition, lender and mortgage servicers are voluntarily focusing their attention on loss mitigation, loan remodification and similar efforts. For example, on October 6, 2008, Bank of America (the successor to Countrywide) announced the “Nationwide Homeownership Retention Program” for former Countrywide mortgage customers. Under this program, Bank of America will systematically modify troubled subprime mortgages or Pay Option adjustable rate mortgages that were originated prior to December 31, 2007. On October 31, 2008, JP Morgan Chase announced a 90-day moratorium on foreclosures related to mortgages that it owns. Further, Barney Frank, chairman of the House Financial Services Committee, has encouraged lenders and mortgage servicers to address delinquent mortgages through means other than foreclosures. In addition to these programs, the federal government has also discussed a program where the Federal Deposit Insurance Corporation would guarantee some percentage of each refinanced mortgage and numerous states are discussing bills and considering legislation imposing foreclosure delays or moratoriums.
Given the uncertain regulatory environment, we have developed, and are in the process of developing, a number of cost-containment plans across our divisions, including decreases in discretionary spending, staff reductions through various methods (including attrition) and the transition of some print publications to on-line.
Acquisition of NDEx
On September 2, 2008, APC acquired all of the outstanding equity interests in National Default Exchange Management, Inc., National Default Exchange Holdings, LP, THP/NDEx AIV, Corp., and THP/NDEx AIV, LP (all of such entities we refer to collectively as NDEx). APC acquired the equity interests of NDEx for a total of $167.5 million in cash, of which $151.0 million was paid to or on behalf of the sellers of NDEx, $15.0 million was placed in escrow to secure payment of indemnification claims and an additional $1.5 million was held back pending working capital adjustments. In addition to the cash payments, APC also issued to the sellers of NDEx an aggregate 6.1% interest in APC, which had an estimated fair market value of approximately $11.6 million on July 28, 2008, the date the parties signed the equity purchase agreement. We also issued to the sellers of NDEx 825,528 shares of its common stock. In addition to the payments and issuance of APC interests and common stock described above, we may be obligated to pay the sellers of NDEx up to an additional $13.0 million in cash based upon the adjusted EBITDA for NDEx during the first twelve months following the closing of the acquisition. If the adjusted EBITDA for NDEx equals or exceeds $28.0 million during such twelve-month period, we will pay the sellers the maximum $13.0 million earnout payment. However, the maximum earnout payment of $13.0 million will be reduced by $7.50 for each $1.00 that NDEx’s adjusted EBITDA for such twelve month period is less than the $28.0 million target.
In connection with this acquisition, NDEx amended and restated its services agreement with the law firm Barrett Daffin Frappier Turner & Engel, LLP. The services agreement provides for the exclusive referral of residential mortgage default files from the Barrett law firm to NDEx for servicing. This agreement has an initial term of twenty-five years, which term may be automatically extended for successive five year periods unless either party elects to terminate the term then-in-effect with prior notice. Under the services agreement, NDEx is paid a fixed fee for each residential mortgage default file referred by the Barrett law firm to NDEx for servicing, with the amount of such fixed fee being based upon the type of file. In addition, the Barrett law firm pays NDEx a monthly trustee foreclosure administration fee. The amount of such fee is based upon the number of files the Barrett law firm has referred to NDEx for processing during the month. NDEx may amend these fees on a quarterly basis during 2009 and on an annual basis beginning in 2010 upon notice to the Barrett law firm. However, if the Barrett law firm files a timely notice of objection to the proposed amended fees, NDEx and the Barrett law firm have agreed to negotiate amended fees that are agreeable to both parties or to retain the existing fees. In addition to the services agreement, NDEx also entered into noncompetition agreements with the key managers of NDEx and with the Barrett law firm. The sellers of NDEx include Michael C. Barrett, Jacqueline M. Barrett, Mary A. Daffin, Robert F. Frappier, James C. Frappier, Abbe L. Patton and Barry Tiedt, all of whom also remained employees of NDEx. Each of these individuals, except Jacqueline M. Barrett, Abbe L. Patton and Barry Tiedt, are also attorneys for the Barrett law firm. Michael C. Barrett, the managing partner of the Barrett law firm, serves as president and chairman emeritus of NDEx.

NDEx is a wholly-owned subsidiary of APC. Much like APC, NDEx provides mortgage default processing services, primarily for the Barrett law firm in Texas. Last year, NDEx began providing these services in California to an affiliate of the Barrett law firm and also directly to mortgage lenders and loan servicers (instead of for a law firm that has such lenders and servicers as clients). Unlike other states, foreclosure and certain other mortgage default processes may be undertaken by non-attorneys in California. NDEx recently started providing mortgage default processing services to an affiliate of the Barrett law firm for foreclosures and other related files in Georgia.
In addition to providing mortgage default processing services, NDEx also operates a real estate title company. This is a new line of business for us and one in which, among our key employees or executive officers, only Dave Trott, chairman and chief executive officer of APC, has any previous experience.
Like APC, NDEx has its own proprietary case management system. NDEx is continuing to use this system to process mortgage default files until we eventually combine this system with the case management system currently used by APC.
As a result of this acquisition, we have a number of duplicative positions between NDEx and APC and are in the process of evaluating the elimination of these positions to achieve synergies and cost saving in combining these functions. We recorded, as additional purchase price, a liability of $1.5 million in estimated severance costs in connection with the elimination of these positions, which we expect to pay out in cash within the next twelve months.
Private Placement
On July 28, 2008, we signed a securities purchase agreement to sell an aggregate of 4,000,000 unregistered shares of the Company’s common stock for $16.00 per share. This sale closed on July 30, 2008. We received net proceeds of approximately $60.5 million from this private placement. We used all of the net proceeds from this private placement to fund, in part, the acquisition of NDEx (described above). In connection with this securities purchase agreement, we filed, and the SEC declared effective, a registration statement covering the re-sale of the privately placed shares on October 3, 2008.
Amendment to Credit Facility
In connection with the transactions described above, we amended our credit facility with the syndicate of lenders who are party to our second amended restated credit facility. Specifically, on July 28, 2008, we and our consolidated subsidiaries signed a first amendment to the credit facility. In addition to approving the acquisition of NDEx and waiving the requirement that we use 50% of the proceeds from the private placement to pay down indebtedness under the credit facility (both described above), the amendment (1) reduces the senior leverage ratio we and our consolidated subsidiaries are required to maintain as of the last day of each fiscal quarter from no more than 4.50 to 1.00 to no more than 3.50 to 1.00 and (2) increases the interest rate margins charged on the loans under the credit facility to up to 1.0%. We paid approximately $296,000 in fees in connection with this amendment.

Changes in our Ownership in APC
On November 30, 2007, we increased our majority ownership interest in APC to 88.7% by acquiring 9.1% and 2.3% of the outstanding membership units in APC from the minority members, Trott & Trott and Feiwell & Hannoy, respectively. We paid a total of $15.6 million for these units, of which we paid $12.5 million to Trott & Trott and $3.1 million to Feiwell & Hannoy. After the acquisition of these membership interests, our minority partners, Trott & Trott and Feiwell & Hannoy, owned 9.1% and 2.3%, respectively, of APC. At the same time, the members of APC amended and restated APC’s operating agreement as it related to the right of Trott & Trott and Feiwell & Hannoy to demand that we acquire their minority interest in APC. Please refer to “Minority Interest in Net Income of Subsidiary” for more information about this right of the minority members. In connection with the acquisition of mortgage default processing services business of Wilford & Geske in February 2008, APC made a capital call. Feiwell & Hannoy declined to participate in the capital call. We contributed Feiwell & Hannoy’s share of the capital call and, as a result, our interest in APC increased to 88.9% and Feiwell & Hannoy’s decreased to 2.0% of the outstanding membership interests of APC. Also, in February 2008, Trott & Trott assigned its interest in APC to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including APC President, David A. Trott. In connection with the closing of the acquisition of NDEx, APC did a capital call in which both APC Investments and Feiwell & Hannoy declined to participate. The Company funded each of APC Investments and Feiwell & Hannoy’s portion of the capital call. Also, in connection with the acquisition, APC issued 6.1% of its outstanding membership interests to the sellers of NDEx, or their designees, as applicable. As a result of these transactions, Feiwell & Hannoy’s, APC Investments’, and our ownership interests in APC were diluted. At September 2, 2008, we, along with APC’s minority members, owned the following interests in APC:

Percent of Outstanding
Member	Membership Interests of APC
Dolan APC, LLC (the Company’s wholly-owned subsidiary)	84.7%
APC Investments, LLC	7.6%
Feiwell & Hannoy, Professional Corporation	1.7%
Sellers of NDEx (as a group)	6.1%
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
Prior to August 7, 2007, when shares of our Series C preferred stock were issued and outstanding, we recorded non-cash interest expense related to mandatorily redeemable preferred stock. Prior to the offering, the valuation of our common stock had a material effect on our operating results because we accounted for our Series C preferred stock, a mandatorily redeemable preferred stock that was convertible into shares of common stock, at fair value. Accordingly, we recorded the increase or decrease in the fair value of our redeemable preferred stock as either an increase or decrease in interest expense at each reporting period. During the three and nine months ended September 30, 2007, we recorded the related dividend accretion for the change in fair value of this security of $8.3 million and $25.8 million, respectively, as interest expense. Because all shares of series C preferred stock were redeemed by us on August 7, 2007, we have not recorded any non-cash interest expense related to mandatorily redeemable preferred stock for the three and nine months ended September 30, 2008 (or any other periods after August 7, 2007).
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

Recent Acquisitions
We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions. In addition to the NDEx acquisition described above, we consummated the following acquisitions during the first nine months of 2008 and in 2007:
Business Information
On February 13, 2008, we acquired the assets of Legal and Business Publishers, Inc., which include The Mecklenburg Times, an 84-year old court and commercial publication located in Charlotte, North Carolina, and electronic products, including www.mecktimes.com and www.mecklenburgtimes.com. The Mecklenburg Times serves Mecklenburg County, North Carolina and is also qualified as a legal newspaper in Union County, North Carolina. For these assets, we paid $2.8 million in cash on the closing date and an additional $500,000 on May 13, 2008. In August 2008, we paid Legal and Business Publishers, Inc. an additional $350,000 because the revenues it earned from the assets during the six-month period following the closing exceeded the earnout target set forth in the purchase agreement. Under the terms of our agreement with Legal and Business Publishers, we may be obligated to pay up to an additional $150,000 based upon the revenues we earn from the assets in the twelve-month period following the closing of this acquisition.
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
We have accounted for each of the acquisitions described above, including the acquisition of NDEx described in “Recent Developments” under the purchase method of accounting. We have included the results of the acquisitions of NDEx and the mortgage default processing services business of Feiwell & Hannoy and Wilford & Geske in our Professional Services segment. We have included the results of the acquired businesses of Venture Publications, Inc. and Legal and Business Publishers, Inc. in our Business Information segment. We have included each acquisition in our consolidated financial statements since the date of such acquisition.

Revenues
We derive revenues from two operating segments, our Business Information Division and our Professional Services Division. For the three and nine months ended September 30, 2008, our total revenues were $47.9 million and $130.9 million, respectively, and the percentage of our total revenues attributed to each of our segments was as follows:
•	46.4% and 52.2%, respectively, from our Business Information Division; and
•	53.6% and 47.8%, respectively, from our Professional Services Division.
Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising which consists of display and classified advertising in our print products and web sites. We include within our display and classified advertising revenue, those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 17.5% and 19.3% of our total revenues and 37.8% and 37.0% of our Business Information Division’s revenues for the three and nine months ended September 30, 2008, respectively. We recognize display and classified advertising revenues upon placement of an advertisement in one of our publications or on one of our web sites. We recognize display and classified advertising revenues generated by sponsorships, advertising and ticket sales from local events when those events are held. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.
We publish 305 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. During the three and nine months ended September 30, 2008, our public notice revenues accounted for 21.2% and 24.0% of our total revenues, respectively. During those same periods, these revenues accounted for 45.8% and 45.9% of our Business Information Division’s revenues, respectively. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published. This is primarily affected by the number of residential mortgage foreclosures in the 13 markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
We sell our business information products primarily through subscriptions. For the three and nine months ended September 30, 2008, our circulation revenues, which consist of subscriptions and single-copy sales, accounted for 7.0% and 8.0%, respectively, of our total revenues and 15.0% and 15.3%, respectively, of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation revenues are driven by the number of copies sold and the subscription rates charged to customers. Our other business information revenues, comprising sales from commercial printing and database information, accounted for 0.7% and 1.0% of our total revenues and 1.4% and 1.9% of our Business Information Division’s revenues for the three and nine months ended September 30, 2008, respectively. We recognize our other Business Information revenues upon delivery of the printed or electronic product to our customers.
Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing and appellate services through fee-based arrangements. Through APC (and its wholly-owned subsidiary, NDEx), we assist six law firms and, in California, loan and mortgage servicers in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. We also provide, through NDEx, related real estate title work primarily to the Barrett law firm. Shareholders and/or principal attorneys of our law firm customers, including David A Trott, chairman and chief executive officer of APC, are executive management employees of APC or NDEx.

For the three and nine months ended September 30, 2008, we serviced approximately 52,900 and 126,200 mortgage default case files, respectively. Of these, Wilford & Geske and the Barrett law firm and NDEx’s other customers referred, in the aggregate, approximately 20,100 and 25,400 mortgage default case files to us for processing during those periods, respectively. Our mortgage default processing service revenues accounted for 44.3% and 39.0%, respectively, of our total revenues and 82.6% and 81.6%, respectively, of our Professional Services Division’s revenues during those periods. We believe mortgage default file volume, and thus mortgage default processing revenues, tend to be lower in the second quarter of each year because homeowners receive income tax refunds that they can apply towards their residential mortgages during the second quarter. We recognize mortgage default processing service revenues on a ratable basis over the period during which the services are provided, which ranges from one month to nine months depending upon the type of file we process and the state in which the foreclosure occurs. We consolidate the operations, including revenues, of APC and record a minority interest adjustment for the percentage of earnings that we do not own. See “Minority Interests in Net Income of Subsidiary” for a description of the impact of the minority interests in APC on our operating results. With the exception of foreclosure files referred to us by Feiwell & Hannoy and California foreclosure files processed by NDEx, we bill our customers for services performed and record amounts billed for services not yet performed as deferred revenue. For foreclosure files referred to us by Feiwell & Hannoy, we bill Feiwell & Hannoy in two installments and record amounts for services performed but not yet billed as unbilled services and amounts billed for services not yet performed as deferred revenue. For California foreclosure files processed by NDEx, we bill our customers for services at the time the file is complete and record amounts billed for services performed, but not yet billed as unbilled services. In California, since NDEx provides mortgage default processing services directly to loan servicers, it incurs certain costs on behalf of its customers, such as trustee sale guarantees, title policies, and post and pub charges. These costs are passed directly through to its customers, and billed to them at the time the file is complete. In accordance with EITF 99-19, we do not record any revenue for these pass-through costs. NDEx also provides title services primarily to the Barrett law firm and its affiliates, and we bill for these services when the title matter is completed and recognize revenue as we perform the services.
We have entered into long-term services agreements with each of our law firm customers. These agreements provide for the exclusive referral of files from the law firms to APC or NDEx as applicable, for servicing, except that Trott & Trott and the Barrett law firm and its affiliates may refer files elsewhere if they are otherwise directed by clients. Our agreements with Trott & Trott, Feiwell & Hannoy and Wilford & Geske have initial terms of fifteen years, which terms may be automatically extended for up to two successive ten year periods unless either party elects to terminate the term then-in-effect with prior notice. Our agreements with the Barrett law firm and its affiliated firms have initial terms of twenty-five years, which terms may be automatically extended for successive five year periods unless either party elects to terminate the term then-in-effect with prior notice. Under each services agreement, we are paid a fixed fee for each residential mortgage default file referred by the law firm to us for servicing, with the amount of such fixed fee being based upon the type of file. We receive this fixed fee upon referral of a foreclosure case file, which consists of any mortgage default case file referred to us, regardless of whether the case actually proceeds to foreclosure. If such file leads to a bankruptcy, eviction or litigation proceeding, we are entitled to an additional fixed fee in connection with handling a file for such proceedings. We also receive a fixed fee for handling files in eviction, litigation and bankruptcy matters that do not originate from mortgage foreclosure files. The Barrett law firm also pays us a monthly trustee foreclosure administration fee. The amount of this fee is based upon the number of foreclosure files the Barrett law firm refers to us for processing during the month.
APC’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which it does business as well as how many of the files we handle that actually result in evictions, bankruptcies and/or litigation. Our agreement with Trott & Trott contemplates the review and possible revision of the fees for services we provide every two years beginning on or before January 1, 2008. Under the Feiwell & Hannoy and Wilford & Geske agreements, the fixed fee per file increases on an annual basis through 2012 and 2013, respectively, to account for inflation as measured by the consumer price index. We and such customers will review and possibly revise the fee schedule for future years. Our agreement with the Barrett law firm allows us to amend the fees the Barrett law firm pays to us on a quarterly basis during 2009 and on an annual basis beginning in 2010 upon notice to the Barrett law firm. However, if the Barrett law firm files a timely notice of objection to the proposed amended fees, we and the Barrett law firm have agreed to negotiate amended fees that are agreeable to both parties or retain the existing fees. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected. During the first quarter of 2008 in accordance with their respective services agreements, we revised our fee structure with Trott & Trott and Feiwell & Hannoy, increasing the fixed per file fee paid for each file referred to us. At the same time, we also agreed to extend the payment terms for Trott & Trott from 30 to 45 days.

Through Counsel Press, we assist law firms and attorneys throughout the United States in organizing, printing and filing appellate briefs, records and appendices that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. These revenues tend to be lower in the second quarter of each year because there are typically fewer appellate filings during such quarter as a result of court recesses. For the three and nine months ended September 30, 2008, our appellate service revenues accounted for 9.3% and 8.8%, respectively, of our total revenues and 17.4% and 18.4%, respectively, of our Professional Services Division’s revenues. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the three and nine months ended September 30, 2008, we provided appellate services to attorneys in connection with approximately 2,400 and 6,500 appellate filings, respectively, in federal and state courts. We recognize appellate service revenues as the services are provided, which is when our final appellate product is filed with the court.
Operating Expenses
Our operating expenses consist of the following:
•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for our editorial personnel in our Business Information Division and the processing staff at APC and Counsel Press, and production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and the cost of delivery of our business information products;
•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing related expenses, other office-related payments and direct acquisition costs related to acquisitions that we are no longer pursuing;
•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from one to thirty years; and
•	Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from one to thirty years.
Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may shift between fiscal periods.
Equity in Earnings of The Detroit Legal News Publishing
We own 35.0% of the membership interests in The Detroit Legal News Publishing, LLC (DLNP), the publisher of The Detroit Legal News and ten other publications. We account for our investment in DLNP using the equity method. For the three months ended September 30, 2008 and 2007, our percentage share of DLNP’s earnings was $1.3 million and $1.6 million, respectively, which we recognized as operating income. This is net of amortization of $0.4 million for both periods. For the nine months ended September 30, 2008 and 2007, our percentage share of DLNP’s earnings was $4.4 million and $3.9 million, respectively, which is net of amortization of $1.1 million for both periods. Michigan tax law changed this year, resulting in a decrease of equity earnings of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in the prior year. APC handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.

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
Minority Interest in Net Income of Subsidiary
Minority interest in net income of subsidiary for the nine months ended September 30, 2008 consisted of the following:
•	a 9.1% membership interest in APC held by Trott & Trott from January 1, 2008, through January 31, 2008, and APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including APC President Dave Trott and APC’s two executive vice presidents in Michigan, from February 1, 2008, through September 1, 2008; and a 7.6% membership interest in APC that APC Investments held for the period September 2, 2008, through September 30, 2008;
•	a 2.3% membership interest in APC that Feiwell & Hannoy held for the period of January 1, 2008, through February 21, 2008; a 2.0% membership interest in APC that Feiwell & Hannoy held for the period of February 22, 2008, through September 1, 2008; and a 1.7% membership interest in APC that Feiwell & Hannoy held for the period September 2, 2008, through September 30, 2008; and
•	a 6.1% membership interest in APC held by the sellers of NDEx (as a group) from September 2, 2008, through September 30, 2008.
Minority interest in net income of subsidiary for the three months ended September 30, 2008 consisted of a 9.1% and 2.0% membership interest held by APC Investments and Feiwell & Hannoy, respectively, through September 1, 2008 and a 7.6%, 1.7% and 6.1% membership interest held by APC Investments, Feiwell & Hannoy and the sellers of NDEx (as a group) from September 2, 2008, through September 30, 2008.
You should refer to “Recent Developments” earlier in this report for information about the change in our ownership in APC during the three months ended September 30, 2008.
Under the terms of the APC operating agreement, each month, we are required to distribute APC’s earnings before interest, taxes, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of APC, capital expenditures and working capital reserves to APC’s members on the basis of common equity interest owned. We paid the following distributions in the three and nine months ended September 30, 2008 and 2007:

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
APC Investments*	$361,418	$569,966	$1,098,178	$1,489,470
Feiwell & Hannoy	81,187	141,353	253,333	324,345
Sellers of NDEx (as a group)**	—	—	—	—

Total	$442,605	$711,319	$1,351,511	$1,813,815

*	Trott & Trott prior to February 1, 2008

**	Members of APC since September 2, 2008. To the extent earned, we would expect to make the first payment in the fourth quarter of 2008.

In addition, APC Investments and Feiwell & Hannoy each have the right, for a period of six months following August 7, 2009 to require APC to repurchase all or any portion of the APC membership interests held by APC Investments or Feiwell & Hannoy, as the case may be. The sellers of NDEx, each as members of APC, also have the right, for a period of six months following September 2, 2012, to require APC to repurchase all or any portion of the APC membership interests held by such seller of NDEx. To the extent any minority member of APC timely exercises this right, the purchase price of such membership interest will be based on 6.25 times APC’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for APC as of the date the repurchase occurs. The aggregate purchase price would be payable by APC in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.
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
We continually evaluate the policies and estimates we use to prepare our condensed consolidated financial statements. In general, management’s estimates and assumptions are based on historical experience, information provided by third-party professionals and assumptions that management believes to be reasonable under the facts and circumstances at the time these estimates and assumptions are made. Because of the uncertainty inherent in these matters, actual results could differ significantly from the estimates, assumptions and judgments we use in applying these critical accounting policies.
We believe the critical accounting policies that require the most significant estimates, assumptions and judgments to be used in the preparation of our consolidated financial statements are as follows: purchase accounting, valuation of our equity securities as a privately-held company for periods prior to our initial public offering, impairment of goodwill, other intangible assets and other long-lived assets, share-based compensation expense, income tax accounting, and allowances for doubtful accounts. See Note 1 to our unaudited condensed consolidated interim financial statements included in this report on Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 in our annual report on Form 10-K for the year ended December 31, 2007, which we filed with the SEC on March 28, 2008, and is available at the SEC’s web site at www.sec.gov, for a discussion (in addition to that provided below) as to how we apply these policies.
Purchase Accounting
During the three months ended September 30, 2008, we preliminarily applied purchase accounting to the acquisition of NDEx. During the nine months ended September 30, 2008, we applied purchase accounting to the following acquisitions: (1) the assets of Legal and Business Publishers, Inc., including The Mecklenberg Times; (2) the mortgage default processing services business of Wilford & Geske; (3) the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC; (4) the acquisition of the assets of Midwest Law Printing Co., Inc and (5) the acquisition of NDEx. See Note 3 to our unaudited condensed consolidated interim financial statements included in this quarterly report on Form 10-Q for more information about the application of purchase accounting to these acquisitions. See also Note 1 for information about a change in SFAS 141R that is effective for us for acquisitions consummated after December 31, 2008.

Valuation of Our Company Equity Securities
Prior to the consummation of our initial public offering when we redeemed all issued and outstanding shares of our preferred stock, there was no market for our common stock. As a result, the valuation of our common stock had a material effect on our operating results because we accounted for our mandatorily redeemable preferred stock at fair value. Accordingly, we recorded the increase or decrease in the fair value of our redeemable preferred stock as either an increase or decrease in interest expense in each reporting period. During the three and nine months ended September 30, 2007, we recorded non-cash interest expense of $9.9 million and $66.1 million, respectively. There was not a similar expense for the three or nine months ended September 30, 2008, or other periods after August 7, 2007, the date on which we redeemed all outstanding shares of our preferred stock. Determining the fair value of our redeemable preferred stock (for periods before August 7, 2007) required us to value two components: (1) the fixed redeemable portion and (2) the common stock conversion portion.
We determined the fair value of the fixed portion by calculating the present value of the amount that was mandatorily redeemable, including accreted dividends, on July 31, 2010, as of each balance sheet date. During the nine months ended September 30, 2007, the discount rate was reduced to zero because we redeemed the fixed redeemable portion of the series C preferred stock in full on August 7, 2007.
We used the initial public offering price of $14.50 per share as the fair value of our common stock to determine the fair value of our series C preferred stock and calculate the non-cash interest expense related to redeemable preferred stock for the nine months ended September 30, 2007.
For information about the objective and subjective factors we considered in estimating the fair value of common stock as of September 30, 2007, please refer to “Management Discussion and Analysis–Critical Accounting Policies–Valuation of Our Company Equity Securities” in our annual report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 28, 2008, and available on the SEC’s website at www.sec.gov.
Goodwill, Other Intangible Assets and Other Long-Lived Assets
We determine the estimated economic lives and related amortization expense for our intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense. If the unamortized balance were deemed to be unrecoverable, we would recognize an impairment charge to the extent necessary to reduce the unamortized balance to the amount of expected future discounted cash flows, with the amount of such impairment charged to operations in the current period. We estimate useful lives of our intangible assets by reference to current and projected dynamics in the business information and mortgage default processing service industries and anticipated competitor actions. The amount of net income for the nine months ended September 30, 2008 would have been approximately $0.9 million higher if the actual useful lives of our finite-lived intangible assets were 10% longer than the estimates and approximately $0.9 million lower if the actual useful lives of our finite-lived intangible assets were 10% shorter than the estimates. You should refer to the discussion on new accounting pronouncements in Note 1 of our unaudited condensed consolidated interim financial statements included in this quarterly report on Form 10-Q for more information about FSP 142-3, which deals with determining the useful life of recognized intangible assets and will become effective for us beginning January 1, 2009.
We assess our goodwill and finite life intangible assets for impairment on an annual basis using a November 30 measurement date. We will conduct interim impairment assessments when circumstances and events indicate that we will not be able to recover the carrying value of the assets. Since September 30, 2008, the fair market value of our common stock has declined significantly from a closing share price of $10.09 at September 30, 2008, to $3.90 at November 7, 2008. At this time, we do not believe that this decline in share price and the resulting decline in our market capitalization are events triggering an interim assessment of our goodwill and finite-life intangible assets. If the uncertain political and regulatory environment regarding mortgage foreclosures, the tight credit markets, the volatility of our stock price and any resulting decline in our market capitalization, along with other uncertainties, continue, these factors may trigger an interim impairment measurement of these assets, the result of which may be that we will be required to record a material impairment charge.
Please also refer to Note 5 of our unaudited condensed consolidated interim financial statements included in this report on Form 10-Q for information regarding how we plan to conduct our annual impairment testing. See also “Risk Factors” in Part II, Item 1A of this report for information about risks associated with an impairment of our goodwill and finite-life intangible assets.

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
During the nine months ended September 30, 2008, we granted stock options exercisable for 440,750 shares of common stock at an exercise price equal to the closing market price on the date of issue. These stock options were granted under the 2007 Incentive Compensation Plan. Grantees forfeited options to purchase 65,192 shares of our common stock during the nine months ended September 30, 2008. The majority of these forfeitures were from four directors whose services with us terminated in May 2008 as a result of the expiration of their term on our board, resignation from our board or death. In 2008, we have applied a zero percent forfeiture rate for stock options.
The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the fair value of the stock options we granted during 2008:

2008
Dividend yield	0.0%
Expected volatility	28.0%
Risk free interest rate	3.0% – 3.27%
Expected term of options	4.75 years
Weighted average grant date fair value	$4.89 – 5.42%
All options granted in 2008 are non-qualified options that vest in four equal annual installments commencing on the first anniversary of the grant date and expire seven years after the grant date.
Our share-based compensation expense for all granted options under SFAS 123(R) for the three months ended September 30, 2008 and 2007 was approximately $379,000 and $184,000, respectively, before income taxes and for the nine months ended September 30, 2008 and 2007, was approximately $932,000 and $205,000, respectively, before income taxes. As of September 30, 2008, our estimated aggregate unrecognized share-based compensation expense for all unvested stock options was $4.7 million, which we expect to recognize over a weighted-average period of approximately 3.2 years.
Our 2007 Incentive Compensation Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The share-based expense for restricted stock awards is determined based on the market price of our stock on the date of grant applied to the total number of shares that are anticipated to fully vest. During the nine months ended September 30, 2008, we granted 54,139 shares of restricted stock to management employees. For these grants, we used the closing share price of our common stock on the grant date to determine the value of our restricted stock awards. Compensation expense is amortized over the vesting period. During the nine months ended September 30, 2008, grantees forfeited 17,950 shares of restricted stock. The forfeited shares of restricted stock are deemed to be issued but not outstanding. In 2008, we applied an estimated forfeiture rate of ten percent for restricted stock awards issued to all non-management employees and zero percent for restricted stock awards issued to management employees. Substantially all of these restricted shares vest in four equal annual installments commencing on the first anniversary of the grant date.
Our share-based compensation expense for all restricted shares under SFAS 123(R) for the three and nine months ended September 30, 2008 was approximately $171,000 and $409,000, respectively, before income taxes, and for the three and nine months ended September 30, 2007 was $359,000 for both periods, before income taxes. As of September 30, 2008, our estimated aggregate unrecognized share-based compensation expense for all unvested restricted shares was $2.1 million, which we expect to recognize over a weighted-average period of approximately 3.1 years.
We have reserved 2,700,000 shares of our common stock for issuance under our incentive compensation plan. There were 1,124,023 shares available for issuance under the plan as of September 30, 2008.

Income Taxes
The provision of income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which we operate. For the nine months ended September 30, 2008 and 2007, we used an effective tax rate of 40% and 39%, respectively, based on our annual projected income in accordance with APB No. 28.
We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. The completion of these audits could result in an increase to amounts previously paid to the taxing jurisdictions. During the third quarter of 2008, the IRS completed their examination of the 2005 and 2006 tax years resulting in an additional income tax expense of $122,000 for the three and nine months ended September 30, 2008.
Accounts Receivable Allowances
We extend credit to our advertisers, public notice publishers, commercial printing customers and professional service customers based upon an evaluation of each customer’s financial condition, and collateral is generally not required. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. We believe that no significant concentration of credit risk exists with respect to our Business Information Division. We had a significant concentration of credit risk with respect to our Professional Services Division as of September 30, 2008 because the amount due from Trott & Trott was $6.6 million, or 15.2% of our consolidated net accounts receivable balance, the amount due from Feiwell & Hannoy was $4.1 million, or 9.3% of our consolidated net receivable balance, and the amount due from the Barrett law firm and its affiliates was $6.4 million, or 14.6% of our consolidated net accounts receivable balance. However, to date, we have not experienced any problems with respect to collecting prompt payment from our law firm customers, each of whom are required to remit all amounts due to use with respect to files we serviced in accordance with the time periods to which we have agreed.
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
New Accounting Pronouncements
Please see Note 1 to our unaudited condensed consolidated interim financial statements included in this report on Form 10-Q for information about new accounting pronouncements affecting us.
Non-GAAP Financial Measures
We present three non-GAAP financial measures: adjusted EBITDA, cash earnings and cash earnings per diluted share.

Adjusted EBITDA
The adjusted EBITDA measure presented here has been revised from the adjusted EBITDA measure we have presented in previous periods to account for non-recurring items of income and expense, which for the three and nine months ended September 30, 2008 was only the break-up fee we incurred in connection with an acquisition that was not consummated (See “Break-up Fee and Other Income (Expense), net” below). There were no non-recurring items of income and expense for the three and nine months ended September 30, 2007. The adjusted EBITDA measure now consists of net income (loss) before:
•	non-cash interest expense related to redeemable preferred stock;

•	interest expense, net;

•	income tax expense;

•	depreciation and amortization;

•	non-cash compensation expense;

•	non-recurring income and/or expense; and

•	minority interest in net income of subsidiary;
and after:
•	minority interest distributions paid.
Management’s Use of Adjusted EBITDA
We are providing adjusted EBITDA, a non-GAAP financial measure, along with GAAP measures, as a measure of profitability because adjusted EBITDA helps us evaluate and compare our performance on a consistent basis for different periods of time. We believe this non-GAAP measure, as we have defined it, helps us evaluate and compare our performance on a consistent basis for different periods of time by removing from our operating results the impact of the non-cash interest expense arising from the common stock conversion option in our Series C preferred stock (which had no impact on our financial performance for the three and nine months ended September 30, 2008, because we redeemed all of our outstanding shares of preferred stock, including shares issued upon conversion of the Series C preferred stock, in connection with our initial public offering on August 7, 2007), as well as the impact of our net cash or borrowing position, operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization, which impact has been significant and fluctuated from time to time due to the variety of acquisitions that we have completed since our inception. Similarly, our presentation of adjusted EBITDA also excludes non-cash compensation expense because this is a non-cash charge for stock options and restricted shares of common stock that we have granted. We exclude this non-cash expense from adjusted EBITDA because we believe any amount we are required to record as share-based compensation expense contains subjective assumptions over which our management has no control, such as share price and volatility.
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
We also adjust EBITDA for non-recurring items of income and expense because we believe that, due to their unusual and infrequent nature, they do not provide meaningful information about our financial performance. For purposes of this adjustment, non-recurring items do not include items of income or expense that are reasonably likely to recur within two years or for which there was a similar item of income or expense within the prior two year period. For the three and nine months ended September 30, 2008, the only non-recurring item of income or expense was the $1.5 million break-up fee we paid during the quarter. There were no non-recurring items of income and expense for the three and nine months ended September 30, 2008. We are excluding this break-up fee because it was a one-time expense that was specific to an agreement with the sellers of a business we intended to, but did not, acquire. We have not entered into such break-up or termination agreements with sellers of other acquisition targets and do not intend to enter into other similar agreements. As this is an unusual cash item, we believe it is helpful for investors to evaluate our performance without the effect of this break-up fee because this cost is not related to our on-going operations.

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
The following is a reconciliation of our net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$2,453	$(7,515)	$10,857	$(57,159)
Non-cash interest expense related to redeemable preferred stock	—	9,872	—	66,132
Interest expense, net	1,931	3,190	4,669	6,618
Income tax expense	1,471	1,657	7,257	5,764
Amortization of intangibles	3,050	1,871	7,587	5,585
Depreciation expense	1,501	1,206	3,790	2,851
Amortization of DLNP intangible	377	364	1,131	1,082
Non-cash compensation expense	549	543	1,341	564
Non-recurring income and/or expense	1,500	—	1,500	—
Minority interest in net income of subsidiary	466	1,091	1,516	2,798
Cash distributions to minority interest	(443)	(712)	(1,351)	(1,814)

Adjusted EBITDA	$12,855	$11,567	$38,297	$32,421

Cash Earnings and Cash Earnings per Diluted Share
The cash earnings measure presented consists of net income (loss) before:
•	non-cash interest expense related to redeemable preferred stock;

•	non-cash interest income related to the change in fair value of interest rate swaps;

•	amortization expense; and

•	an adjustment to income tax expense related to the reconciling items above at a 40% tax rate.
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
Although this is only the second quarter we have reported cash earnings and cash earnings per share, we believe that they provide meaningful information about our business operations that investors should consider along with our GAAP financial information. We have begun using these metrics to measure our operating performance and the effectiveness of our operating strategies. We intend to use cash earnings and cash earnings per diluted share for planning purposes, including the preparation of internal annual operating budgets for the next calendar year.
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
The following is a reconciliation of our net income (loss) to cash earnings and cash earnings per diluted share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$2,453	$(7,515)	$10,857	$(57,159)
Non-cash interest expense related to redeemable preferred stock	—	9,872	—	66,132
Non-cash interest income related to the change in fair value of interest rate swaps	80	810	58	423
Amortization of intangibles	3,050	1,871	7,587	5,585
Amortization of DLNP intangible	377	364	1,131	1,082
Adjustment to income tax expense related to reconciling items at a 40% tax rate	(1,403)	(1,218)	(3,511)	(2,836)

Cash earnings	$4,557	$4,184	$16,122	$13,227

Net income (loss) per diluted share (GAAP)	$0.09	$(0.38)	$0.42	$(4.46)
Cash earnings per diluted share	$0.16	$0.21	$0.62	$1.03

Weighted average diluted shares outstanding	28,059,701	19,675,101	26,105,413	12,812,282

RESULTS OF OPERATIONS
The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended September 30,
		% of		% of
	2008	Revenues	2007	Revenues
Revenues:
Business Information	$22,211	46.4%	$20,962	54.7%
Professional Services	25,673	53.6%	17,362	45.3%

Total revenues	47,884	100.0%	38,324	100.0%

Operating expenses:
Business Information	18,722	39.1%	16,879	44.0%
Professional Services	19,646	41.0%	11,821	30.8%
Unallocated corporate operating expenses	3,035	6.3%	2,932	7.7%

Total operating expenses	41,403	86.5%	31,632	82.5%
Equity in earnings of The Detroit Legal News Publishing, LLC, net of amortization	1,329	2.8%	1,611	4.2%

Operating income	7,810	16.3%	8,303	21.7%
Non-cash interest expense related to redeemable preferred stock	—	0.0%	(9,872)	(25.8)%
Interest expense, net	(1,931)	(4.0)%	(3,190)	(8.3)%
Break up fee and other income (expense), net	(1,489)	(3.1)%	(8)	0.0%

Income (loss) before income taxes	4,390	9.2%	(4,767)	(12.4)%
Income tax expense	(1,471)	(3.1)%	(1,657)	(4.3)%
Minority interest	(466)	(1.0)%	(1,091)	(2.8)%

Net income (loss)	$2,453	5.1%	$(7,515)	(19.6)%

Adjusted EBITDA (non-GAAP)	$12,855	26.8%	$11,567	30.2%

Net income (loss) per diluted share	$0.09		$(0.38)

Cash earnings per diluted share (non-GAAP)	$0.16		$0.21

	Nine Months Ended September 30,
		% of		% of
	2008	Revenues	2007	Revenues
Revenues:
Business Information	$68,406	52.2%	$62,030	55.8%
Professional Services	62,542	47.8%	49,044	44.2%

Total revenues	130,948	100.0%	111,074	100.0%

Operating expenses:
Business Information	56,660	43.3%	49,650	44.7%
Professional Services	45,701	34.9%	34,094	30.7%
Unallocated corporate operating expenses	7,177	5.5%	7,012	6.3%

Total operating expenses	109,538	83.6%	90,756	81.7%
Equity in earnings of The Detroit Legal News Publishing, LLC, net of amortization	4,355	3.3%	3,856	3.5%

Operating income	25,765	19.7%	24,174	21.8%
Non-cash interest expense related to redeemable preferred stock	—	0.0%	(66,132)	(59.5)%
Interest expense, net	(4,669)	(3.6)%	(6,618)	(6.0)%
Break-up fee and other income (expense), net	(1,466)	(1.1)%	(21)	0.0%

Income (loss) before income taxes	19,630	15.0%	(48,597)	(43.8)%
Income tax expense	(7,257)	(5.5)%	(5,764)	(5.2)%
Minority interest	(1,516)	(1.2)%	(2,798)	(2.5)%

Net income (loss)	$10,857	8.3%	$(57,159)	(51.5)%

Adjusted EBITDA (non-GAAP)	$38,297	29.2%	$32,421	29.2%

Net income (loss) per diluted share	$0.42		$(4.46)

Cash earnings per diluted share (non-GAAP)	$0.62		$1.03

Three Months Ended September 30, 2008
Compared to Three Months Ended September 30, 2007
Revenues

	Three Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Total revenues	$47.9	$38.3	$9.6	24.9%
The increase in total revenues consists of the following:
•	$8.5 million of revenues from businesses we acquired on or after July 1, 2007, which we refer to as “acquired businesses.” These revenues consisted of: (1) $0.6 million in revenues from the assets of Legal and Business Publishers, Inc. (including The Mecklenburg Times) acquired on February 13, 2008; (2) $1.3 million in revenues from the mortgage default processing services business of Wilford & Geske acquired on February 22, 2008; and (3) $6.6 million in revenues from NDEx, which we acquired on September 2, 2008. Acquired businesses do not include fold in acquisitions, which we define below.

•	$1.0 million of revenues from organic revenue growth, primarily related to increased public notices placed in our Business Information products and increased appellate services revenues. We define organic revenue growth as the net increase in revenue produced by: (1) businesses we owned and operated prior to July 1, 2007, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangible assets we purchased on or after July 1, 2007, and integrated into our existing businesses; and (3) businesses that we account for as acquisitions under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations,” but do not report separately for internal financial purposes, which we refer to as “fold in acquisitions.”
We derived 46.4% and 54.7% of our total revenues from our Business Information Division and 53.6% and 45.3% of our total revenues from our Professional Services Division for the three months ended September 30, 2008 and 2007, respectively. This change in mix resulted primarily from $6.6 million in revenues from NDEx in the three months ended September 30, 2008. We expect that our Professional Services Division will account for a larger portion of our total revenues during the remainder of 2008 as a result of the acquisition of NDEx, and to a lesser extent, the anticipated continued reduced spending on display and classified advertising by our business information customers resulting from local economic conditions.
Operating Expenses

	Three Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$41.4	$31.6	$9.8	30.9%
Direct operating expense	17.9	13.4	4.5	33.7%
Selling, general and administrative expenses	19.0	15.2	3.8	24.9%
Depreciation expense	1.5	1.2	0.3	24.5%
Amortization expense	3.1	1.9	1.2	63.0%
Operating expenses attributable to our corporate operations (included in selling, general and administrative expenses) remained flat at $2.8 million for the three months ended September 30, 2008 and 2007. Increases in costs associated with being a public company (as described in “Selling, General and Administrative Expenses” below) and professional fees resulting from costs associated with potential acquisitions we are no longer pursuing were offset by the fact that we made no accruals for executive management bonuses in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 where we had accrued executive bonuses. In addition to these expenses, operating expenses attributable to our corporate operations also consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs. Total operating expenses as a percentage of revenues increased to 86.5% for the three months ended September 30, 2008 from 82.5% for the three months ended September 30, 2007. This increase is a result of the NDEx business which has a higher mix of direct operating expenses to revenue than our historical Professional Services division.

Direct Operating Expenses.  The increase in direct operating expenses consisted of a $0.6 million increase in our Business Information Division and a $3.9 million increase in our Professional Services Division. These increases largely resulted from increased operating costs resulting from acquisitions occurring in the first nine months of 2008 and increased production activity (including increased public notices, events, and staff added at APC to accommodate an increase in file volumes in 2008). You should refer to the more detailed discussions in the Business Information Division Results and Professional Services Division Results below for more information regarding the causes of this increase. Direct operating expenses as a percentage of revenue increased to 37.4% as of September 30, 2008 from 34.9% as of September 30, 2007 due to an increase in the production costs discussed above. This increase is primarily a result of the NDEx business which has a higher mix of direct operating expenses to revenue than our historical Professional Services division.
Selling, General and Administrative Expenses.  The increase in our selling, general and administrative expenses consisted of a $1.2 million increase in our Business Information Division and a $2.6 million increase in our Professional Services Division, which are discussed in more detail below under “Business Information Division Results” and “Professional Services Division Results.” These increases primarily relate to increased costs of operating acquired businesses and increased personnel costs, including a $0.2 million increase in stock-based compensation expense recorded in the three months ended September 30, 2008 compared to the same period in 2007. Selling, general and administrative expenses also increased in the three months ended September 30, 2008 as a result of $0.4 million of expenses we incurred in connection with being a public company. We expect our selling, general and administrative expenses to increase for the remainder of 2008 by at least $0.6 million as a result of these costs, including costs we expect to incur as we prepare to comply with the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act will require annual management assessment of the effectiveness of our internal control over financial reporting and an attestation report by our independent auditors on our internal control over financial reporting beginning with the year ending December 31, 2008. In the third quarter of 2008, we wrote off $0.4 million in professional fees associated with potential acquisitions that we are no longer pursuing, which was offset by a decline in accruals for executive management bonuses. We did not record any executive management bonuses in the third quarter of 2008 and accrued approximately $0.6 million in executive bonuses in the third quarter of 2007. Selling, general and administrative expense as a percentage of revenue remained flat at 39.6% for the three months ended September 30, 2008 and 2007 as result of the offsets described above.
Depreciation and Amortization Expense.  Our depreciation expense increased due to increased levels of property and equipment in the three months ended September 30, 2008, largely due to the acquisition of NDEx. Our amortization expense increased primarily due to the amortization of finite-lived intangible assets acquired in the 2008 acquisitions as well as the repurchase of interests in APC from our minority members in November 2007. As a result of the acquisition of NDEx, we expect amortization expense to continue to increase in future quarters.
Break-up Fee and Other Income (Expense), Net

	Three Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Break-up fee and other income (expense), net	$(1.5)	$—	$1.5	100.	%
Break-up fee and other income (expense), net increased by $1.5 million during the three months ended September 30, 2008 as a result of a payment of $1.5 million to the sellers of a business we intended to acquire. We made this payment pursuant to our agreement with such sellers because we were unable to obtain debt financing on terms and timing that were satisfactory to us to close the acquisition.

Adjusted EBITDA

	Three Months Ended September 30,
	2008	2007	Increase (decrease)
	($’s in millions)
Adjusted EBITDA	$12.9	$11.6	$1.3	11.1%
Adjusted EBITDA margin	26.8%	30.2%	(3.3)%	(11.1)%
Adjusted EBITDA (as defined and discussed above) increased over the prior year because of the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of adjusted EBITDA. Adjusted EBITDA margin (adjusted EBITDA as a percentage of our total revenues) decreased because operating expenses increased in the third quarter at a higher rate than our increase in revenue, primarily because of the operating costs of NDEx as discussed above. Please refer to “Non-GAAP Financial Measures” earlier in this report for information about our revision to the calculation of adjusted EBITDA to account for non-recurring items of income and expense, such as the break-up fee, which occurred during the three months ended September 30, 2008. There were no non-recurring items of income or expense during the three months ended September 30, 2007.
Cash Earnings and Cash Earnings per Diluted Share

	Three Months Ended September 30,
	2008	2007	Increase (decrease)
Cash earnings (in millions)	$4.6	$4.2	$0.4	9.0%
Cash earning per diluted share	$0.16	$0.21	$(0.05)	(23.8)%
Cash earnings (as defined and discussed above) increased $0.4 million, or 9.0%, to $4.6 million for the three months ended September 30, 2008 from $4.2 million for the same period in 2007 because of the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of cash earnings.  Cash earnings per diluted share (as defined and discussed above) decreased to $0.16 for the three months ended September 30, 2008 from $0.21 for the three months ended September 30, 2007 because of the increase in the number of diluted weighted average shares outstanding from 19.7 million at September 30, 2007 to 28.9 million at September 30, 2008. This increase in diluted weighted average shares outstanding occurred as a result of our initial public offering in August 2007 and our private placement in July 2008.
Non-Cash Interest Expense Related to Redeemable Preferred Stock

	Three Months Ended September 30,
	2008	2007	Decrease
	($’s in millions)
Non-cash interest expense related to redeemable preferred stock	$—	$(9.9)	$(9.9)	(100)%
Non-cash interest expense related to redeemable preferred stock consisted of non-cash interest expense related to the dividend accretion on our Series A preferred stock and Series C preferred stock and the change in the fair value of our Series C preferred stock. In connection with our initial public offering, we converted the series C preferred stock into shares of Series A preferred stock, Series B preferred stock and common stock. We then used a portion of the net proceeds of the offering to redeem the Series A preferred stock and Series B preferred stock, including shares of Series A preferred stock and series B preferred stock issued upon conversion of the Series C preferred stock. As a result of this redemption, there are currently no shares of preferred stock issued and outstanding. Therefore, we have not recorded, and do not expect to record, any non-cash interest expense related to our preferred stock for other periods after August 7, 2007, including the three months ended September 30, 2008.

Interest Expense, Net

	Three Months Ended September 30,
	2008	2007	Decrease
	($’s in millions)
Interest expense, net	$1.9	$3.2	$(1.3)	(39.5)%
Interest expense, net consists primarily of interest expense on outstanding borrowings under our bank credit facility and the change in the estimated fair value of our interest rate swaps, offset partially by interest income from our invested cash balances. Interest expense, net decreased due primarily to $0.7 million of decreased interest expense in connection with our interest rate swaps because of an increase in interest rates, and a $1.0 million decrease in expense related to the amortization of deferred financing fees. In the three months ended September 30, 2007, we incurred an expense of $0.6 million related to the write-off of deferred financing fees in connection with the former credit facility, and $0.4 million in connection with the write off of the unaccreted issuance costs on Series C preferred stock. These decreases were partially offset by a $0.3 million increase in interest expense on our revolving note due to an increase in outstanding borrowings. Under the terms of our credit facility, we are required to manage our exposure to certain interest rate changes, and therefore, we use interest rate swaps to manage our risk to certain interest rate changes associated with a portion of our floating rate long-term debt. For the three months ended September 30, 2008, our average outstanding borrowings were $102.5 million compared to $67.3 million for the three months ended September 30, 2007. An increase in outstanding borrowings to finance acquisitions in 2008 and 2007 (most notably NDEx in September 2008) was offset by the $30 million reduction in debt paid with proceeds from our initial public offering.
Income Tax Expense

	Three Months Ended September 30,
	2008	2007	Decrease
	($’s in millions)
Income tax expense	$1.5	$1.7	$(0.2)	(11.2)%
Our income tax expense decreased because of the effect our non-cash interest expense (which we have not recorded for periods after August 7, 2007) had on taxable income in 2007. For 2008, we project our effective tax rate to be 40.0%.  The increase in the projected effective tax rate from 2007 is due to state taxes, primarily from increased taxes in Michigan due to its new tax law.  In 2007, our effective tax rate of 39.2% differs from the statutory U.S. federal corporate income tax rate of 35.0% due to the non-cash interest expense that we recorded for dividend accretion and the change in the fair value of our series C preferred stock of $9.9 million in the three months ended September 30, 2007, which was not deductible for tax purposes.
Business Information Division Results
Revenues

	Three Months Ended September 30,
	2008	2007	Increase (decrease)
	($’s in millions)
Total Business Information Division Revenues	$22.2	$21.0	$1.2	6.0%
Display and classified advertising revenues	8.4	8.7	(0.3)	(3.2)%
Public notice revenues	10.2	8.5	1.7	20.1%
Circulation revenues	3.3	3.2	0.1	4.6%
Other revenues	0.3	0.6	(0.3)	(50.6)%
Our display and classified advertising revenues decreased primarily due to a decrease in the number of ads placed in our publications. We expect our display and classified advertising revenues to continue to decline as our customers tighten discretionary spending in light of local economic conditions in the markets we serve. Our public notice revenues increased year-over-year primarily due to the increased number of foreclosure notices placed in our publications. Public notice revenues of $0.6 million from our acquisition of the assets of Legal and Business Publishers, Inc. in February 2008 offset a decrease in public notice revenues in Maryland, resulting from a change in Maryland law in April 2008. This law now requires lenders to wait at least 90 days after default before they commence an action to foreclose a mortgage, thereby delaying the timing when foreclosure notices are placed in our paper for publication. Absent a moratorium or other extreme action on the part of governments, lenders and others that substantially prevents or significantly delays foreclosures, we expect to see year-over-year growth in our public notice revenues during the fourth quarter of 2008. However, as lenders focus on, or are required to engage in, loss mitigation, loan modification plans and other activities that delay or prevent foreclosures, we expect the rate of growth in our public notice revenues to decline. Other revenues declined in part as a result of our decision to downscale the commercial printing services provided by our press operations so that we can focus on the printing of our own publications.

Circulation revenues increased slightly despite a decline in the number of paid subscribers between September 30, 2007, and September 30, 2008. As of September 30, 2008, our paid publications had approximately 68,400 subscribers (including approximately 1,200 paid subscribers from the acquisition of The Mecklenburg Times from Legal and Business Publishers, Inc. in February 2008), a decrease of approximately 5,300, or 7.8%, from total paid subscribers of approximately 73,700 as of September 30, 2007. The majority of this decrease in paid subscribers over these periods continues to be a result of: (1) non-renewals of discounted bulk subscriptions at several law firms; (2) low response rates to circulation promotions for Lawyers USA and a decline in renewals of first-year subscribers for the publication; (3) timing issues related to Newspapers In Education paid subscriptions programs; and (4) the discontinuation of a publication in our Portland, Oregon operations. We believe reader preference for on-line and web site access to our business journals, some of which we offer at discounted rates or no fee, has also contributed to a decline in subscribers to our publications and thus negatively impacted circulation revenues. Revenues we lost from the decline in paid subscribers were offset by increased single-copy sales and an increase in the average price per paid subscription.
The business information products we target to the Missouri markets and the Minnesota market each accounted for over 10% of our Business Information Division’s revenues for the three months ended September 30, 2008. During the first quarter of 2008, The Daily Record in Maryland had also accounted for over 10% of our Business Information Division’s revenues. As a result of the change in the public notice laws in Maryland described above, this unit’s revenues have dropped below 10% of our total Business Information Division revenues in the third quarter of 2008.
Operating Expenses

	Three Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$18.7	$16.9	$1.8	10.9%
Direct operating expense	8.0	7.4	0.6	7.9%
Selling, general and administrative expenses	9.5	8.3	1.2	13.9%
Depreciation expense	0.5	0.4	0.1	16.9%
Amortization expense	0.8	0.8	—	5.1%
Direct operating expenses increased primarily due to increased public notice placements and events, resulting in higher production-related costs such as printing, additional editorial staff and event costs. Additionally, $0.1 million of operating costs related to the assets of Legal and Business Publishers that we acquired in February 2008 contributed to the increase. Selling, general and administrative expenses increased due to a $0.4 million increase in information technology costs related to improving and maintaining our publication web sites, $0.2 million of additional bad debt expense, and $0.2 million of costs in connection with the acquired business of Legal and Business Publishers. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 84.3% for the three months ended September 30, 2008 from 80.5% for the three months ended September 30, 2007. This increase is due to the cumulative effects of the increases discussed above.

Professional Services Division Results
Revenues

	Three Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Total Professional Services Division revenues	$25.7	$17.4	$8.3	47.9%
Mortgage default processing services and related revenues	21.2	13.7	7.5	54.7%
Appellate services revenues	4.5	3.7	0.8	22.3%
     Professional Services Division revenues increased primarily due to the increase in mortgage default processing service revenues. This increase was attributable to $1.3 million in revenues from APC’s mortgage default processing service business, which we acquired from Wilford & Geske in late February 2008, and $6.6 million in revenues from NDEx, which we acquired on September 2, 2008. Revenues from these sources, as well as an increase in the fee per file APC charges to Trott & Trott and Feiwell & Hannoy, offset revenues lost as a result of a slight year-over-year decline in foreclosure files referred to us for processing from Trott & Trott and Feiwell & Hannoy during these periods. For the three months ended September 30, 2008, we serviced approximately 52,900 mortgage default case files for our customers (approximately 20,100 of which were referred to us for processing by Wilford & Geske and the Barrett law firm and the other customers of NDEx), compared to approximately 34,700 mortgage default case files that we serviced for clients of our two law firm customers for the three months ended September 30, 2007. Absent a moratorium or other extreme action on the part of governments, lenders and others that substantially prevents or significantly delays foreclosures, we expect to see year-over-year growth in the number of foreclosure files referred to us for processing in the fourth quarter as a result of our acquisitions of NDEx and the mortgage default processing business of Wilford & Geske. However, as lenders focus on, or are required to engage in, loss mitigation, loan modification plans and other activities that delay or prevent foreclosures, we expect the rate of growth in files referred to us for processing during the fourth quarter of 2008 to be less than what we would have seen absent these programs and initiatives. In addition, these programs and initiatives, if successful, may adversely affect the number of files referred to us for processing from Trott & Trott and Feiwell & Hannoy on a year-over-year basis.
The increase in appellate services revenues resulted from the completion of a greater number of appellate filings in the three months ended September 30, 2008 as compared to the same period in 2007 (approximately 2,400 in 2008 compared to approximately 2,200 in 2007), as well as a number of larger cases filed in the third quarter of 2008 as compared to the same period in 2007. Our entry into the Chicago market in July contributed to the increase in appellate service filings during the three months ended September 30, 2008.
Operating Expenses

	Three Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$19.6	$11.8	$7.8	66.2%
Direct operating expense	9.9	6.0	3.9	65.5%
Selling, general and administrative expenses	6.6	4.1	2.6	63.9%
Depreciation expense	0.8	0.7	0.2	24.5%
Amortization expense	2.2	1.1	1.1	103.1%
Direct operating expenses increased most notably as a result of increased costs from operating the NDEx business, acquired on September 2, 2008. This accounted for $3.2 million of the total increase. In addition, APC incurred an additional $0.4 million of costs (including personnel costs) from operating the mortgage default processing services business of Wilford & Geske, which we acquired in late February 2008. Selling, general and administrative expenses increased primarily due to the inclusion of $1.6 million and $0.3 million of costs associated with operating NDEx and the mortgage default processing business of Wilford & Geske, respectively, both of which we acquired in 2008.
Amortization expense increased due to the amortization of finite-lived intangible assets associated with the acquisition of the mortgage default processing business of Wilford & Geske in late February 2008, our purchase of membership interests in APC from its minority members in November 2007, and the acquisition of NDEx on September 2, 2008 (NDEx amortization was $0.6 million of the total increase). Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue increased to 76.5% for the three months ended September 30, 2008 from 68.1% for the three months ended September 30, 2007. This increase is a result of the NDEx business which has a higher mix of direct operating expenses to revenue than our historical Professional Services division.

Nine Months Ended September 30, 2008
Compared to Nine Months Ended September 30, 2007
Revenues

	Nine Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Total revenues	$130.9	$111.1	$19.9	17.9%
The increase in total revenues consists of the following:
•	$12.0 million of revenues from businesses we acquired on or after January 1, 2007, which we refer to as “acquired businesses.” These revenues consisted of: (1) $0.7 million in revenues from the assets of Venture Publications (including the Mississippi Business Journal) acquired on March 30, 2007; (2) $1.5 million in revenues from the assets of Legal and Business Publishers (including The Mecklenburg Times) acquired on February 13, 2008; (3) $3.3 million in revenues from the mortgage default processing services business of Wilford & Geske acquired on February 22, 2008; and (4) $6.6 million in revenues from the NDEx business acquired in September 2008. Acquired businesses do not include fold in acquisitions, which we define below.

•	$7.8 million of revenues from organic revenue growth, primarily from an increase in public notices placed with our Business Information products. We define organic revenue growth as the net increase in revenue produced by: (1) businesses we owned and operated prior to January 1, 2007, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangible assets we purchased on or after January 1, 2007, and integrated into our existing businesses; and (3) businesses that we account for as acquisitions under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations,” but do not report separately for internal financial purposes, which we refer to as “fold in acquisitions.”
We derived 52.2% and 55.8% of our total revenues from our Business Information Division and 47.8% and 44.2% of our total revenues from our Professional Services Division for the nine months ended September 30, 2008 and 2007, respectively. This change in mix resulted from a $7.6 million, or 32.1%, increase in public notice revenues in our Business Information Division, as well as an increase in our Professional Services Division revenues, including a $13.2 million, or 34.8%, increase in mortgage default processing services and related revenues, half of which resulted from the acquisition of NDEx.
Operating Expenses

	Nine Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$109.5	$90.8	$18.8	20.7%
Direct operating expense	46.4	38.2	8.2	21.5%
Selling, general and administrative expenses	51.8	44.2	7.6	17.3%
Depreciation expense	3.8	2.9	0.9	32.9%
Amortization expense	7.6	5.6	2.0	35.8%
Operating expenses attributable to our corporate operations remained flat at $6.6 million for the nine months ended September 30, 2008 and 2007. These expenses consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs and costs associated with being a public company. An increase in operating expenses attributable to corporate operations due to increased stock-based compensation costs, insurance costs, professional services (including $0.4 million of professional fees written off in September 2008 pertaining to costs incurred in connection with two acquisitions we are no longer pursuing included in corporate selling, general and administrative), and being a public company was offset by a $0.5 million adjustment to our self-insurance medical accrual booked in June 2008, the June 2007 write-off of split dollar life insurance that we cancelled for certain of our executive officers in connection with our initial public offering, and no corporate executive bonus expense recorded in the nine months ended September 30, 2008. Total operating expenses as a percentage of revenues increased to 83.6% for the nine months ended September 30, 2008 from 81.7% for the nine months ended September 30, 2007.
Direct Operating Expenses.  The increase in direct operating expenses consisted of a $2.4 million increase in our Business Information Division and a $5.8 million increase in our Professional Services Division, which were largely due to increased operating costs due to acquisitions, increased volumes in both divisions, and annual salary increases and other increased personnel costs recorded in the nine months ended September 30, 2008. You should refer to the more detailed discussions in “Business Information Division Results” and “Professional Services Division Results” below for more information regarding the causes of this increase. Direct operating expenses as a percentage of revenue increased slightly to 35.4% as of September 30, 2008 from 34.4% as of September 30, 2007.

Selling, General and Administrative Expenses.  The increase in our selling, general and administrative expenses consisted of a $4.2 million increase in our Business Information Division and a $3.4 million increase in our Professional Services Division, which are discussed in more detail below under “Business Information Division Results“ and “Professional Services Division Results.” These increases primarily relate to increased costs of operating acquired businesses, increased salary expenses resulting from additional headcount required to meet business needs and other increased personnel costs, including $0.9 million of stock-based compensation expense recorded in the nine months ended September 30, 2008. Selling, general and administrative expenses also increased in the first nine months of 2008 as a result of $1.2 million of expenses we incurred in connection with being a public company. Selling, general and administrative expense as a percentage of revenue decreased slightly to 39.5% as of September 30, 2008 from 39.8% as of September 30, 2007.
Depreciation and Amortization Expense.  Our depreciation expense increased due to increased levels of property and equipment in the nine months ended September 30, 2008. Our amortization expense increased primarily due to the amortization of finite-life intangible assets acquired in the February and September 2008 acquisitions, as well as the repurchase of interests in APC from our minority members in November 2007.
Break-up Fee and Other Income (Expense), net

	Nine Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Break-up fee and other income (expense), net	$(1.5)	$—	$1.5	100.0%
Break-up fee and other income (expense), net increased by $1.5 million during the nine months ended September 30, 2008, as a result of a payment of $1.5 million to the sellers of a business we intended to acquire. We made this payment pursuant to our agreement with such sellers because we were unable to obtain debt financing on terms and timing that were satisfactory to us to close the acquisition.
Adjusted EBITDA

	Nine Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Adjusted EBITDA	$38.3	$32.4	$5.9	18.1%
Adjusted EBITDA margin	29.2%	29.2%	0.1%	0.2%
Adjusted EBITDA (as defined and discussed above) and adjusted EBITDA margin (adjusted EBITDA as a percentage of our total revenues) increased due to the cumulative effect of the factors described in this Management Discussion and Analysis (described above) that are applicable to the calculation of adjusted EBITDA. Please refer to “Non-GAAP Financial Measures” earlier in this report for information about our revision to the calculation of adjusted EBITDA to account for non-recurring items of income and expense, such as the break-up fee, which occurred during the nine months ended September 30, 2008. There were no non-recurring items of income or expense during the nine months ended September 30, 2007.
Cash Earnings and Cash Earnings per Diluted Share

	Nine Months Ended September 30,
	2008	2007	Increase (decrease)

Cash earnings (in millions)	$16.1	$13.2	$2.9	21.9%
Cash earnings per diluted share	$0.62	$1.03	$(0.41)	(39.8)%
Cash earnings (as defined and discussed above) increased $2.9 million, or 21.9%, to $16.1 million for the nine months ended September 30, 2008 from $13.2 million for the same period in 2007 because of the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of cash earnings.  Cash earnings per diluted share (as defined and discussed above) decreased to $0.62 for the nine months ended September 30, 2008 from $1.03 for the nine months ended September 30, 2007 because of the increase in the number of diluted weighted average shares outstanding from 12.8 million at September 30, 2007 to 26.3 million at September 30, 2008. This increase in diluted weighted average shares outstanding occurred as a result of our initial public offering in August 2007 and our private placement in July 2008.

Non-Cash Interest Expense Related to Redeemable Preferred Stock

	Nine Months Ended September 30,
	2008	2007	Decrease
	($’s in millions)
Non-cash interest expense related to redeemable preferred stock	$—	$66.1	$(66.1)	(100.0%)
Non-cash interest expense related to redeemable preferred stock consisted of non-cash interest expense related to the dividend accretion on our Series A preferred stock and Series C preferred stock and the change in the fair value of our Series C preferred stock. In connection with our initial public offering, we converted the series C preferred stock into shares of Series A preferred stock, Series B preferred stock and common stock. We then used a portion of the net proceeds of the offering to redeem the Series A preferred stock and Series B preferred stock, including shares of Series A preferred stock and series B preferred stock issued upon conversion of the Series C preferred stock. As a result of this redemption, there are currently no shares of preferred stock issued and outstanding. Therefore, we have not recorded, and do not expect to record, any non-cash interest expense related to our preferred stock for other periods after August 7, 2007, including the nine months ended September 30, 2008.
Interest Expense, Net

	Nine Months Ended September 30,
	2008	2007	Decrease
	($’s in millions)
Interest expense, net	$4.7	$6.6	$(1.9)	(29.4)%
Interest expense, net consists primarily of interest expense on outstanding borrowings under our bank credit facility and the change in the estimated fair value of our interest rate swaps, offset partially by interest income from our invested cash balances. Interest expense, net decreased due primarily to $1.0 million of decreased expense related to the amortization of deferred financing fees. In the nine months ended September 30, 2007, we incurred an expense of $0.6 million related to the write-off of deferred financing fees in connection with the former credit facility, and $0.4 million in connection with the write off of the unaccreted issuance costs on series C preferred stock. Interest expense also decreased in connection with our bank credit facility due to decreased average outstanding borrowings, partially offset by a decrease in interest income recorded on our interest rate swaps. For the nine months ended September 30, 2008, our average outstanding borrowings were $80.4 million compared to $82.8 million for the nine months ended September 30, 2007. An increase in outstanding borrowings to finance acquisitions in 2008 and 2007 was offset by the $30 million reduction in debt paid with proceeds from our initial public offering.
Income Tax Expense

	Nine Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Income tax expense	$7.3	$5.8	$1.5	25.9%
Our income tax expense increased because of the effect our non-cash interest expense (which we have not recorded for periods after August 7, 2007) had on taxable income in 2007. In 2007, our effective tax rate of 39.2% differs from the statutory U.S. federal corporate income tax rate of 35.0% due to the non-cash interest expense that we recorded for dividend accretion and the change in the fair value of our series C preferred stock of $66.1 million in the nine months ended September 30, 2007, which was not deductible for tax purposes.
Business Information Division Results
Revenues

	Nine Months Ended September 30,
	2008	2007	Increase (decrease)
	($’s in millions)
Total Business Information Division Revenues	$68.4	$62.0	$6.4	10.3%
Display and classified advertising revenues	25.3	26.0	(0.6)	(2.5)%
Public notice revenues	31.4	23.8	7.6	32.1%
Circulation revenues	10.4	10.2	0.2	2.4%
Other revenues	1.3	2.1	(0.9)	(39.8)%

Our display and classified advertising revenues decreased primarily due to the decrease in the number of ads placed in our publications, offset partially by an increase due to the acquisition of the assets of Venture Publications, Inc. in March 2007. Our public notice revenues increased primarily due to the increased number of foreclosure notices placed in our publications and, to a lesser extent, the acquisition of the assets of Legal and Business Publishers, Inc. in February 2008. Other revenues declined as a result of our decision to downscale the commercial printing services provided by our press operations so that we can focus on printing of our own publications.
Circulation revenues increased slightly despite a decline in the number of paid subscribers between September 30, 2007 and September 30, 2008. Please refer to the discussion in the above comparison for the three months ended September 30, 2008 and 2007 for an explanation regarding the decrease in the number of paid subscribers for our publications.
The business information products we target to the Missouri markets and the Minnesota market each accounted for over 10% of our Business Information Division’s revenues for the nine months ended September 30, 2008. During the first six months of 2008, The Daily Record in Maryland had also accounted for over 10% of our Business Information Division’s revenues. As a result of a planned reduction in commercial printing sales and a decline in display and classified advertising revenues, this unit’s revenues have dropped just below 10% of our total business information revenues for the nine months ended September 30, 2008.
Operating Expenses

	Nine Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$56.7	$49.7	$7.0	14.1%
Direct operating expense	23.7	21.3	2.4	11.4%
Selling, general and administrative expenses	29.3	25.1	4.2	16.9%
Depreciation expense	1.4	1.0	0.3	30.1%
Amortization expense	2.3	2.3	—	1.9%
Direct operating expenses increased primarily due to increased production-related costs resulting from increases in public notice placements, events, and new publications, as well as an increase in overall wage costs (including annual salary increases and increased stock-based compensation expense) and other operating costs such as postage and printing, including $0.4 million of increased operating costs of the acquired businesses of Venture Publications and Legal and Business Publishers. Selling, general and administrative expenses increased primarily due to a $1.4 million of information technology costs related to improving and maintaining our publication web sites, $0.5 million in bad debt expense and $0.2 million in stock compensation expenses. Selling, general and administrative expenses also increased due to $1.0 million of increased costs from acquisitions. The balance of the increase in the Business Information Division selling, general and administrative expenses resulted from increases in overall wage costs (including annual salary increases and increased stock-based compensation expenses) and costs of various marketing promotions. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 82.8% for the nine months ended September 30, 2008 from 80.0% for the nine months ended September 30, 2007. This increase is due to the cumulative effects of the increases discussed above.
Professional Services Division Results
Revenues

	Nine Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Total Professional Services Division revenues	$62.5	$49.0	$13.5	27.5%
Mortgage default processing services and related revenues	51.1	37.9	13.2	34.8%
Appellate services revenues	11.5	11.2	0.3	2.9%

Professional Services Division revenues increased primarily due to the acquisition of the business of NDEx on September 2, 2008, resulting in a $6.6 million increase in mortgage default processing service revenues. Additionally, revenues from APC’s mortgage default processing service business that we acquired from Wilford & Geske in February 2008 added $3.3 million in revenues during the nine months ended September 30, 2008. The balance of the increase in mortgage default processing service revenues is a result of an increase in the number of mortgage default case files processed in the nine months ended September 30, 2008 over the same period in 2007 for our other two customers and an increase in the fee per file we charge to Trott & Trott and Feiwell & Hannoy. For the nine months ended September 30, 2008, we serviced approximately 126,200 mortgage default case files for our customers (approximately 25,400 of which, in the aggregate, Wilford & Geske and the Barrett law firm and other customers of NDEx referred to us for processing). This is compared with approximately 94,400 mortgage default case files that we serviced for our two law firm customers for the nine months ended September 30, 2007.
Despite a slight decrease in the number of appellate filings in the first nine months of 2008 as compared to the same period in 2007 (approximately 6,500 in 2008 compared to approximately 6,600 in 2007), appellate services revenues increased $0.3 million, or 2.9%. This was partly due to a number of larger cases filed in the first nine months of 2008 as compared to the same period in 2007 and customers we added when we entered the Chicago market in the third quarter of 2008.
Operating Expenses

	Nine Months Ended September 30,
	2008	2007	Increase
	($’s in millions)
Total operating expenses	$45.7	$34.1	$11.6	34.0%
Direct operating expense	22.7	16.9	5.8	34.2%
Selling, general and administrative expenses	15.9	12.4	3.4	27.7%
Depreciation expense	1.8	1.4	0.4	29.1%
Amortization expense	5.3	3.3	2.0	59.1%
Direct operating expenses increased primarily from the business of NDEx acquired on September 2, 2008, accounting for $3.2 million of the total increase. Also, the mortgage default processing business acquired from Wilford & Geske in February 2008 added $0.9 million in direct operating expenses. Other APC personnel expenses increased primarily as a result of adding staff in the first and second quarter of 2008 in connection with an increase in the number of files processed, and, to a lesser extent, overall annual salary increases. Selling, general and administrative expenses increased primarily due to the inclusion of $1.6 million and $0.7 million of costs associated with operating the business of NDEx and the mortgage default processing services business of Wilford & Geske acquired in February and September 2008, respectively, the write off of $0.2 million in professional fees incurred in connection with evaluating a potential acquisition that we stopped pursuing in the first quarter of 2008, and, to a lesser extent, increases in overall wage costs and health insurance costs.
Amortization expense increased due to the amortization of finite-life intangible assets associated with the acquisition of NDEx in September 2008 and the mortgage default processing business of Wilford & Geske in February 2008, as well as our purchase of membership interests in APC from its minority members in November 2007. Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue increased to 73.1% for the nine months ended September 30, 2008 from 69.5% for the nine months ended September 30, 2007. This increase is primarily attributable to NDEx, which has a higher mix of direct operating expenses to revenue than our historical Professional Services Division.
Off Balance Sheet Arrangements
We have not entered into any off balance sheet arrangements.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, sales of our equity securities, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of September 30, 2008 and December 31, 2007, as well as cash flows for the nine months ended September 30, 2008 and 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Cash	$1,999	$1,346
Working capital (deficit)	(5,429)	(5,460)
Long-term debt, less current portion	164,750	56,301

	Nine Months
	Ended September 30,
	2008	2007
Net cash provided by operating activities	$16,211	$20,336
Net cash used in investing activities:
Acquisitions and investments	(183,518)	(17,335)
Capital expenditures	(3,957)	(5,724)
Net cash provided by financing activities	171,817	5,848
Cash Flows Provided by Operating Activities
The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
Net cash provided by operating activities for the nine months ended September 30, 2008 decreased $4.1 million, or 20.3%, to $16.2 million from $20.3 million for the nine months ended September 30, 2007. This decrease was primarily the result of an increase in accounts receivable, due to the extension of payment terms for Trott & Trott in connection with the revised fee structure, which we changed during the first quarter of 2008, and an increase in income taxes paid.
Working capital (deficit) remained relatively constant at $(5.4) million on September 30, 2008, and at $(5.5) million on December 31, 2007, in spite of significant changes in current assets and current liabilities as a result of the NDEx business. Because NDEx provides mortgage foreclosure processing services directly to loan processors in California, we carried approximately $22.4 million in liabilities and $9.4 million in unbilled receivables on our books pertaining to certain “pass-through” expenses, such as trustee sale guarantees, title policies, and post and pub charges, at September 30, 2008. These items are shown separately on the balance sheet. Typically, we provide these services to law firms, who carry these pass-through expenses on their books. On September 30, 2008, we had an income tax receivable of $2.3 million, compared to a payable of $0.6 million on December 31, 2007. The overpayment of income taxes in 2008 has resulted from overpaying estimated taxes, primarily due to a decline in forecasted income from June 2008 to current projections.
Our allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of September 30, 2008 and December 31, 2007 is set forth in the table below:

	September 30,	December 31,
	2008	2007
Allowance for doubtful accounts as a percentage of gross accounts receivable	3.3%	5.8%
Day sales outstanding	68.9	54.6
We calculate DSO by dividing accounts receivable, including unbilled services, net, by average daily revenues. Average daily revenues is computed by dividing total revenues, excluding circulation, by the total number of days in the period. In calculating our DSO for the nine months ended September 30, 2008, we annualized the revenues from NDEx, which we have only owned since September 2, 2008. Our DSO increased significantly from December 31, 2007 to September 30, 2008, for the following reasons: (1) we extended the payment terms with Trott & Trott in the first quarter of 2008 from 30 days to 45 days in connection with an increase to the per file fee we charge Trott & Trott, (2) unbilled revenue carried on the books of NDEx, which we acquired on September 2, 2008; and (3) increased public notices, which have longer payment terms. Also, in connection with the processing of California mortgage default files, we bill our customers for certain pass-through expenses for which no revenue is recorded. This also caused the calculation of DSO to increase over the prior period.

We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $5.6 million and $4.2 million for the nine months ended September 30, 2008 and 2007, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.
Cash Flows Used by Investing Activities
Net cash used by investing activities increased to $187.4 million for the nine months ended September 30, 2008 from $22.9 million for the nine months ended September 30, 2007. Uses of cash in both periods pertained to acquisitions, capital expenditures and purchases of software. Cash paid for closed acquisitions totaled $183.5 million for the nine months ended September 30, 2008, most notably, the acquisition of NDEx, and $17.3 million for the nine months ended September 30, 2007. Capital expenditures and purchases of software were approximately $4.0 million and $5.7 million for the nine months ended September 30, 2008 and 2007, respectively. A new voice over internet protocol telephone system, as well as spending on our proprietary case management software in Indiana, accounted for approximately 22.0% of our capital expenditure spending in the first nine months of 2008. We incurred the balance of our capital expenditures this period on various equipment, software and furniture purchases. We expect the costs for capital expenditures to range between 3.0% and 4.0% of our total revenues, on an aggregated basis, for the year ending December 31, 2008, which we expect to use primarily for continued equipment, software and furniture purchases, including in connection with the relocation of our corporate office and build-outs associated with that move. In the first nine months of 2007, building a new data center to support our Business Information and Professional Services Division at our suburban Detroit office accounted for approximately 47.0% of the total capital expenditures for that period.
Finite-life intangible assets increased $170.0 million, or 191.2%, to $259.0 million at September 30, 2008 from $88.9 million as of December 31, 2007. This increase was primarily due to finite-life intangible assets acquired as part of the acquisition of the assets of Legal and Business Publishers, Inc. ($3.6 million), APC’s acquisition of the mortgage default processing services business of Wilford & Geske ($13.6 million), and, most notably, APC’s acquisition of NDEx (comprising $159.0 million of the total increase). These items were partially offset by increased amortization expense.
Goodwill increased $43.1 million, or 54.5%, to $122.1 million as of September 30, 2008 from $79.0 million as of December 31, 2007. This increase was due to goodwill related to an earnout paid in the second quarter in connection with the acquisition of Venture Publications ($0.6 million), and APC’s acquisition of NDEx ($42.5 million).
Cash Flows Provided by Financing Activities
Net cash provided by financing activities primarily includes borrowings under our revolving credit agreement, the issuance of long-term debt, and net proceeds from our private placement offering. For the third quarter of 2008, net cash provided by financing activities included $60.5 million in net proceeds received in the third quarter from the private placement of 4,000,000 shares of our common stock. We used all of the proceeds of the private placement to fund, in part, the cash purchase price for of the acquisition of NDEx. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, the payment of fees associated with the issuance of long-term debt and, in 2007, the redemption of any preferred stock.
Net cash provided by financing activities increased $166.0 million to $171.8 million in the nine months ended September 30, 2008 from $5.8 million in the nine months ended September 30, 2007, primarily resulting from an increase in net borrowings under our senior revolving note of $90 million and proceeds of $60.5 million from our private placement of our common stock. Additionally, year-over-year changes in net cash provided by financing activities resulted from a decrease in payments on our senior long-term debt in 2008 over 2007. We received approximately $137.4 million of net proceeds from our initial public offering in August 2007, most of which we used to redeem our preferred stock and repay outstanding indebtedness. Long-term debt, less current portion, increased $108.4 million, or 192.6%, to $164.8 million as of September 30, 2008 from $56.3 million as of December 31, 2007, primarily as a result of $99.0 million we borrowed in September to fund, in part, the acquisition of NDEx.

Credit Agreement. On August 8, 2007, we, including our consolidated subsidiaries, entered into a second amended and restated credit agreement, effective August 8, 2007, with a syndicate of bank lenders and U.S. Bank National Association, as LC bank and lead arranger and as agent for the lenders, for a $200 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50 million due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility in an aggregate amount of up to $150 million with a final maturity date of August 8, 2012. At any time the outstanding principal balance of revolving loans under the revolving credit facility exceeds $25 million, such revolving loans will convert to an amortizing term loan, in an amount that we designate if we give notice, due and payable in quarterly installments with a final maturity date of August 8, 2014. The second amended and restated credit agreement restated our original credit agreement in its entirety. It also contains provisions for the issuance of letters of credit under the revolving credit facility.
On August 7, 2007, we used $30.0 million of net proceeds from our initial public offering to repay a portion of the outstanding principal balance of the variable term loans outstanding under our existing credit facility. The remaining balance of the variable term loans and outstanding revolving loans, plus all accrued interest and fees thereon, was converted to $50.0 million of term loans under the term loan facility and approximately $9.1 million of revolving loans under the revolving credit facility. In February 2008, we drew down $16.0 million to fund the acquisitions of the assets of Legal and Business Publishers, including The Mecklenburg Times, and the mortgage default processing services business of Wilford & Geske and general working capital needs. In March 2008, we converted $25.0 million of the revolving loans then-outstanding under the credit facility to term loans. In September 2008, we drew down $99.0 million to fund, in part, the acquisition of NDEx and, in October 2008, we converted $85.0 of the revolving loans then-outstanding under the credit facility to term loans. As of September 30, 2008, we had $71.0 million outstanding under our term loan, and $99.0 outstanding under our revolving variable-rate notes and available capacity of approximately $26.0 million, after taking into account the senior leverage ratio requirements under the credit agreement. In October 2008, we made $3.5 million in additional payments on our revolving notes, leaving $10.5 million outstanding under our revolving notes and available capacity of approximately $29.5 million, after taking into account the senior leverage ratios. We expect to use the remaining availability under our credit facility for working capital and other general corporate purposes, including the financing of other acquisitions.
In the third quarter of 2008, we amended our credit facility with the syndicate of lenders who are party to our second amended restated credit facility. Specifically, on July 28, 2008, we and our consolidated subsidiaries signed a first amendment to the credit facility, which approved the acquisition of NDEx and waived the requirement that we use 50% of the proceeds from the private placement to pay down indebtedness under the credit facility (both described in “Recent Developments”). In addition, the amendment (1) reduced the senior leverage ratio we and our consolidated subsidiaries are required to maintain as of the last day of each fiscal quarter from no more than 4.50 to 1.00 to no more than 3.50 to 1.00 and (2) increased the interest rate margins charged on the loans under the credit facility to up to 1.0%.
Our credit agreement permits us to elect whether outstanding amounts under the term loan facility and the revolving credit facility accrue interest based on the prime rate or LIBOR as determined in accordance with the second amended and restated credit agreement, in each case, plus a margin that fluctuates on the basis of the ratio of our and our consolidated subsidiaries’ total liabilities to pro forma EBITDA. Since amending our credit facility in July 2008, the margin on the prime rate loans may fluctuate between 0% and 1.25% and the margin on the LIBOR loans may fluctuate between 0% and 3.25%. At September 30, 2008, the weighted average interest rate on our senior term note was 5.6%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals.
Our obligations under the credit agreement are the joint and several liabilities of us and our consolidated subsidiaries and are secured by liens on substantially all of the assets of such entities, including pledges of equity interests in the consolidated subsidiaries.

Our credit agreement prohibits redemptions and provides that in the event we issue any additional equity securities, 50% of the cash proceeds of the issuance must be paid to our lenders in satisfaction of any outstanding indebtedness. As described above, our lenders waived this requirement in connection with the net proceeds raised from the private placement of our common stock in July 2008. Our credit agreement also contains a number of negative covenants that limit us from, among other things and with certain thresholds and exceptions:
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
At September 30, 2008 and as a result of the amendment to the credit facility entered in July 2008, our credit agreement also required that, as of the last day of any fiscal quarter, we not permit our senior leverage ratio to be more than 3.50 to 1.00 and our fixed charge coverage ratio to be less than 1.20 to 1.00. This senior leverage ratio represents, for any particular date, the ratio of our outstanding indebtedness (less our subordinated debt and up to a specified amount of our cash and cash equivalents) to our pro forma EBITDA, calculated in accordance with our second amended and restated credit agreement, for the four fiscal quarters ended on, or most recently ended before, the applicable date. Our fixed charge coverage ratio, for any particular date, is equal to the ratio of (1) our adjusted EBITDA, calculated in accordance with our second amended and restated credit agreement (less income taxes paid in cash, net capital expenditures paid in cash, and certain restricted payments paid in cash), to (2) interest expense plus principal payments on account of the term loan facility and our interest bearing liabilities plus all payments made pursuant to non-competition or consulting fees paid by us in connection with acquisitions, for the four fiscal quarters ended on, or most recently ended before, the applicable date.
Future Needs
We expect that cash flow from operations, supplemented by short and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements. However, our ability to generate sufficient cash flow in the future could be adversely impacted by regulatory, lender and other responses to the mortgage crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoriums, including those described in “Recent Developments” above.
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
Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability and cash flow from operations, the quality of our short and long-term assets, our relative levels of debt and equity, the financial condition and operations of acquisition targets (in the case of acquisition financing), our stock price and the overall condition of the credit markets (which currently are, and may continue to be in the near future, difficult to access).

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of September 30, 2008, we had swap arrangements that convert the $40.0 million of our variable rate term loan into a fixed rate obligation. Under our bank credit facility, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of September 30, 2008, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, the fair value is classified within other assets on our balance sheet and as a reduction of interest expense in our statement of operations for the year then ended. For the three and nine months ended September 30, 2008, we recognized an increase of $0.7 million and a decrease of $0.4 million, respectively, of net interest expense related to the decrease in fair value of the interest rate swap agreements. For the nine months ended September 30, 2008, the estimated fair value of our fixed interest rate swaps was a liability of $1.3 million, as compared to $0.4 million at September 30, 2007.
If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.
Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $228,000 (pre-tax) in the nine months ended September 30, 2008.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, and we do not believe that any such existing litigation is material to our financial condition or results of operations.

Item 1A. Risk Factors
Other than as set forth below, there have been no material changes from the risk factors we previously disclosed in “Risk Factors” in Item 1A of our annual report on Form 10-K filed with the SEC on March 28, 2008 as updated by the disclosures in “Risk Factors” in Item 1A of our quarterly reports on Form 10-Q filed with the SEC on May 8, 2008 and August 11, 2008, respectively, and on pages 2 through 7 of our prospectus filed with the SEC on October 3, 2008. We have identified new risks factors with an asterisk. All other risk factors described below are updates of risk factors we have previously disclosed.
Regulation of sub-prime, Alt-A and other residential mortgage products, including bills introduced in states where we do business, the Hope for Homeowners Act and the Emergency Economic Stabilization Act, and voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance, a consortium that includes loan servicers, may have an adverse effect on or restrict our mortgage default processing services and public notice operations.
The prevalence of sub-prime, Alt-A and other non-traditional mortgage products and the increasing number of defaults and delinquencies in connection with those and other mortgages have and may continue to result in new or increased government regulation of residential mortgage products or the foreclosure of delinquent loans. If new or more stringent regulations are enacted, the clients of our law firm customers and our California customers would likely be subject to these regulations. As a result, these new or more stringent regulations may adversely impact the number of mortgage default files that our law firm customers receive from their clients and can then refer to us for processing or that we receive for processing from our California customers. Similarly, these new and stringent regulations could impose new requirements on the processing of foreclosures, which could adversely affect when public notices are sent to us or Detroit Legal Publishing News (our minority investment) for publication. In the past six months, the federal government has enacted the Housing and Economic Recovery Act of 2008, which provides, in part, reforms to mitigate the volume of mortgages in foreclosure, including the development of a refinance program for homeowners with sub-prime loans. This refinance program took effect on October 1, 2008. In September, the government also enacted the Economic Emergency Stabilization Act, which provides funding to purchase troubled assets from financial institutions. If this legislation or any other bills being considered are successful, they will likely reduce the number of mortgages going into default and, thus, the number of mortgage default files that our law firm or other customers can refer to us for processing and the number of foreclosure public notices referred to us or Detroit Legal News Publishing for publication. If either of these occur, it could have a negative impact on our earnings and growth.
Furthermore, a number of lenders and loan servicers, including clients of us and our law firm customers, are focusing their attention toward loss mitigation, loan remodifications and other similar efforts which may delay or prevent foreclosures. For example, Bank of America and JP Morgan Chase have announced programs to address certain delinquent loans they own. In addition, three loan servicers, all of whom are clients of our law firm customers, are members of the Hope Now Alliance, a consortium of loan servicers, non-profit debt counselors and investors that develops and implements programs to assist homeowners in preventing a foreclosure of their mortgages. Project Lifeline is one such program. Under Project Lifeline, these three loan servicers, representing approximately 50.0% of all existing mortgages, are contacting certain delinquent homeowners to evaluate whether to modify the terms of their loans and, if the foreclosure process has already begun, with the opportunity to “pause” the foreclosure while the servicers evaluate whether the loan’s terms may be modified. These loan servicers participating in Project Lifeline accounted for 51.6% of the mortgage default files referred to us for processing from our law firm customers in 2007. To the extent that these lenders, loan servicers and others over whom we have no control voluntarily, or are required to, continue these efforts, the number of files referred to us for mortgage default processing and the number of foreclosure public notices referred to us for publication could be adversely affected, which would have a negative impact on our earnings, growth and operations.

We may be required to incur additional indebtedness or raise additional capital to fund our operations and acquisitions, repay our indebtedness and to fund capital expenditures and this additional cash may not be available to us on satisfactory timing or terms or at all.
Our ability to generate cash depends to some extent on general economic, financial, legislative and regulatory conditions in the markets which we serve and as they relate to the industries in which we do business and other factors outside of our control. We derive a significant portion of our revenues from foreclosures (estimated to be 68% on an annualized, pro forma basis). Therefore, legislation, loss mitigation, moratoriums, loan modifications and other efforts that significantly mitigate and/or delay foreclosures may adversely impact our ability to use cash flow from operations to fund day-to-day operations in our Professional Services Division, and, to a lesser extent, our Business Information Division, to repay our indebtedness, when due, to fund capital expenditures, to meet our cash flow needs and to pursue any material expansion of our business, including through acquisitions or increased capital spending. We may, therefore, need to incur additional indebtedness or raise funds from the sale of additional equity. Financing, however, may not be available to us at all, at an acceptable cost, or on acceptable terms, when needed. Our existing bank credit facility may also limit our ability to raise additional funds through debt or equity financing. In addition, if we issue a significant amount of additional equity securities, the market price of our common stock could decline and our stockholders could suffer significant dilution of their interests in us.
If our goodwill or finite-life intangible assets become impaired, we may be required to record a significant charge to earnings.*
In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or finite-life intangible assets on our financial statements. At September 30, 2008, our goodwill was $122.1 million and our finite-life intangible assets, net of accumulated amortization, was $259.0 million, both of which increased significantly in the third quarter of 2008 as a result of the acquisition of NDEx (See Note 5 to our unaudited condensed consolidated interim financial statements included in this report). If we acquire new assets or businesses in the future, as we intend to do, we may record additional goodwill or intangible assets.
We assess our goodwill and finite-life intangible assets for impairment on an annual basis using a measurement date of November 30. Under Generally Accepted Accounting Principles, or GAAP, we are also required to assess the impairment of our goodwill and identifiable intangible assets whenever events, circumstances or other conditions indicate that we may not recover the carrying value of the asset. If the uncertain political and regulatory environment regarding mortgage foreclosures, the tight credit markets, the volatility of our stock price and any resulting decline in our market capitalization, along with other uncertainties, continue, we may be required to conduct an interim assessment of our goodwill and finite-life intangible assets. As a result of this interim assessment, we may record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or identifiable intangible assets is determined. This charge, when taken, could adversely affect our business, financial position, results of operations, cash flows and future earning and, as a result, could cause our stock price to decline.
Future changes in, or interpretations of, financial accounting standards or practices or existing taxation rules or practices may cause adverse unexpected revenue and expense fluctuations and adversely affect our reported results of operations.*
We prepare our condensed consolidated financial statements in accordance with GAAP, which principles are subject to interpretation by the SEC and other regulatory agencies formed to interpret and create accounting policies. A change in accounting standards or practices or a change in existing taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. In particular, we expect SFAS No. 141R and SFAS No. 160 may have an adverse impact on our reported results because they will require us to record acquisition-related costs as expenses, rather than as part of the purchase price as we have done previously, and to record the redemption value of our minority interest in APC as equity instead of a liability. See Note 1 of our unaudited condensed consolidated interim financial statements included in this report for information about new accounting pronouncements and how they may affect our business.

Our common stock has a limited trading history and, during that time, the market price of our common stock has been, and may continue to be, volatile. The market price of our common stock depends on a variety of factors, which could cause our common stock to trade at prices below the price you have paid.
Our common stock has traded on the New York Stock Exchange under the symbol “DM” since August 2, 2007. Since that time and through November 7, 2008, the closing sales price of our common stock has ranged from a high of $30.84 to a low of $3.19 per share and since June 30, 2008, from a high of $22.51 per share to a low of $3.19 per share. The market price of our common stock could continue to fluctuate significantly in the future. Some of the factors that could affect our share price include, but are not limited to:
•	variations in our quarterly operating results;

•	changes in the legal or regulatory environment affecting our business;

•	changes in our earnings estimates or expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general; and

•	general economic, market and political conditions.
These factors could cause our common stock to trade at prices below the price you paid for our common stock, which could prevent you from selling your common stock at or above this price. In addition, the stock market in general, and the New York Stock Exchange in particular, has from time to time, and most recently in the third quarter of 2008, experienced significant price and volume fluctuations that have affected the market prices of individual securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.
Future sales of our common stock in the public market may adversely affect the market price of our common stock or our ability to raise additional capital.
Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. Other than restricted shares of common stock issued to our employees under our incentive compensation plan, 825,528 shares of common stock issued to the sellers of NDEx on September 2, 2008, and shares of our common stock held by our “affiliates,” all of our outstanding shares of common stock are freely tradeable. Shares held by our affiliates are subject to the volume, manner of sale, and notice restrictions of Rule 144. In addition, our certificate of incorporation permits the issuance of up to 70,000,000 shares of common stock. On July 30, 2008, we issued an aggregate of 4,000,000 shares of our common stock in connection with a private placement and, on October 3, 2008, we filed a prospectus with the Securities and Exchange Commission, covering the resale of those shares. Accordingly, these shares may be sold at any time, subject to compliance with applicable law. At September 30, 2008, we had an aggregate of approximately 38 million shares of our common stock authorized but unissued, exclusive of shares reserved for issuance under our equity compensation and employee stock purchase plan. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by current investors.

In connection with our initial public offering, we filed a registration statement on Form S-8 under the Securities Act covering 2,700,000 shares of common stock that have been issued or will be issuable pursuant to our incentive compensation plan and 900,000 shares of common stock that will be issuable pursuant to an employee stock purchase plan, to the extent we decide to implement one, which in the aggregate equals 12.0% of the aggregate number of shares of our common stock that are outstanding as of September 30, 2008. Accordingly, subject to applicable vesting requirements, the exercise of options, and the provisions of Rule 144 with respect to affiliates, shares registered under the registration statement on Form S-8 will be available for sale in the open market. In addition, we have granted most of the persons who were stockholders prior to our initial public offering registration rights with respect to their shares of our common stock.
Item 2. Unregistered Sales of Securities and Use of Proceeds
The information included in Items 1.01 and 3.02 of our current report on Form 8-K filed with the SEC on July 28, 2008, regarding the securities purchase agreement we entered with 24 accredited investors to sell 4,000,000 shares of our common stock is incorporated herein by reference. In connection with such private offering of our shares, we received net proceeds of $60.5 million, all of which we used to fund, in part, the acquisition of NDEx.
The information included in Items 2.01 and 3.02 of our current report on Form 8-K filed with the SEC on September 2, 2008 regarding the 825,528 shares of our common stock that we issued to the sellers of NDEx or their designees, as applicable, is incorporated herein by reference.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
Exhibit Index

Exhibit
No		Title	Method of Filing
2.1	*	Equity Purchase Agreement among the Company, APC and the Sellers named therein dated July 28, 2008	Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed with the SEC on July 28, 2008
10.1		Securities Purchase Agreement among the Company and the Purchasers named therein dated July 28, 2008	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on July 28, 2008
10.2		First Amendment to Second Amended and Restated Credit Agreement with the Company, its consolidated subsidiaries and a syndicate of lenders dated July 28, 2008	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on July 28, 2008
10.3	**	Amended and Restated Services Agreement dated September 2, 2008 by and between National Default Exchange, LP and Barrett Daffin Frappier Turner & Engel, LLP	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on September 2, 2008
10.4		Amendment No. 4 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on September 2, 2008
31.1		Section 302 Certification of James P. Dolan	Filed herewith
31.2		Section 302 Certification of Scott J. Pollei	Filed herewith
32.1		Section 906 Certification of James P. Dolan	Furnished herewith
32.2		Section 906 Certification of Scott J. Pollei	Furnished herewith

*	The schedules to the Equity Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted schedules.

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLAN MEDIA COMPANY
Dated: November 12, 2008
	By:	/s/ James P. Dolan
James P. Dolan
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 12, 2008
	By:	/s/ Scott J. Pollei
Scott J. Pollei
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 12, 2008
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