Form 10-K
period 2008-12-31
Dolan Media CO
filed 2009-03-12
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to .

Commission File Number: 001-33603
Dolan Media Company
(Exact name of registrant as specified in its charter)

Delaware	43-2004527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 South Ninth Street, Suite 2300
Minneapolis, Minnesota 55402
(Address, including zip code of registrant’s principal executive offices)

(612) 317-9420
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, par value $0.001 per share	The New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Right	The New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).  Yes ☐      No ☑

As of June 30, 2008, the registrant’s non-affiliates owned shares of its common stock having an aggregate market value of $408,895,960.20 (based upon the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange).

On March 9, 2009, there were 29,951,363 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of our definitive proxy statement for our 2009 Annual Meeting of Stockholders, which we expect to file with the Securities Exchange Commission on or around April 3, 2009, but will file no later than 120 days after December 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I		3
Item 1.	Business	3
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	34
Item 2.	Properties	34
Item 3.	Legal Proceedings	34
Item 4.	Submission of Matters to a Vote of Security Holders	34

PART II		35
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	81
Item 8.	Financial Statements and Supplemental Data	81
	Report of Independent Registered Public Accounting Firm	82
	Consolidated Balance Sheets as of December 31, 2008 and 2007	83
	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	84
	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2008, 2007 and 2006	85
	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	86
	Notes to Consolidated Financial Statements	87
Item 9.	Changes in or Disagreements with Accountants on Accounting or Financial Disclosure	120
Item 9A.	Controls and Procedures	120
Item 9B.	Other Information	122

PART III		122
Item 10.	Directors, Executive Officers and Corporate Governance	122
Item 11.	Executive Compensation	122
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	122
Item 13.	Certain Relationships and Related Party Transactions and Director Independence	123
Item 14.	Principal Accountant Fees and Services	123

PART IV		124
Item 15.	Exhibits and Financial Statements Schedule	124

SIGNATURES		129
Financial Statements of The Detroit Legal News Publishing, LLC		F-1
	Report of Virchow, Krause & Company, LLC, the independent public registered accounting firm of The Detroit Legal News Publishing, LLC for the years ended December 31, 2008 and 2007	F-2
	Report of McGladrey & Pullen, LLP, the independent public registered accounting firm of The Detroit Legal News Publishing, LLC for the year ended December 31, 2006	F-3
	Balance Sheets as of December 31, 2008, 2007 and 2006	F-4
	Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-5
	Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-6
	Statements of Members’ Equity for the years ended December 31, 2008, 2007 and 2006	F-7
	Notes to Financial Statements	F-8
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.21
EX-10.35
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. For example, under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies — Goodwill, Intangible Assets and other Long-Lived Assets,” we have disclosed assumptions and expectations regarding our future performance that we have used in connection with evaluating whether our goodwill is impaired. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors, including those described in “Item 1A — Risk Factors” in this annual report on Form 10-K, that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report on Form 10-K.

In this annual report on Form 10-K, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Dolan Media Company and its consolidated subsidiaries and the term “APC” refers to American Processing Company, LLC and its subsidiaries, National Default Exchange Management, Inc., National Default Exchange Holdings, LP, THP/NDEx AIV, Corp. and THP/NDEx AIV, LP (all of which we collectively refer to as “NDEx”). The term “Barrett law firm” refers to Barrett, Daffin, Frappier, Turner & Engel, LLP and its affiliates.

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

Our Business Information Division is the second largest business journal publisher and second largest court and commercial publisher, based on revenues, in the United States. Based on volume of published public notices, we are also one of the largest carriers of public notices in the United States. We use our business publishing units as platforms to provide a broadening array of local business information products to our customers in each of the 21 markets that we serve in the United States, which are the geographic areas surrounding the cities presented in the map below.

Our Business Information portfolio consists of publications, web sites and a broad range of events that put us at the center of local and regional communities that rely upon our proprietary content. We currently publish 58 print publications consisting of 13 paid daily publications, 31 paid non-daily publications and 14 non-paid non-daily publications. Our paid publications and non-paid and controlled publications had approximately 66,800 and 131,700 subscribers, respectively, as of December 31, 2008. In addition, we provide business information electronically through our 43 online publication web sites, our 24 event and other non-publication web sites, and our email notification systems. Our 43 online publication web sites had approximately 3,841,700 unique visits in 2008 and our 24 event and other non-publication web sites had approximately 480,200 unique visits in 2008. The events we produce, including professional education seminars and awards programs, attracted approximately 42,300 attendees and 500 paying sponsors in 2008.

Our Professional Services Division consists of two operating units: American Processing Company LLC, or APC, and Counsel Press, LLC, or Counsel Press.

APC is one of the leading providers of mortgage default processing services in the United States. It provides these services to six law firms and also directly to mortgage lenders and loan servicers in California. APC operates primarily in the following states: California, Georgia, Indiana, Michigan, Minnesota, and Texas — all of which are in the top 15 states in terms of residential mortgage foreclosure starts for the year ended December 31, 2008 based on information from the Mortgage Bankers Association, or MBA. The MBA is a national association representing the real estate finance industry. Generally, APC assists its law firm and other customers in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files, in connection with residential mortgage defaults. APC also provides real estate title services to the Barrett law firm in Texas and provides loan modification and loss mitigation support on mortgage default files to its customers. In 2008, we serviced approximately 204,100 mortgage default case files for our customers, including approximately 70,800 files serviced by businesses we acquired in 2008. We began servicing the Minnesota law firm of Wilford & Geske in February 2008 when we acquired its mortgage default processing services business. We began servicing the Barrett law firm, along with mortgage lenders and loan servicers in California, when we acquired NDEx in September 2008.

Counsel Press is the largest appellate service provider nationwide, providing appellate services to attorneys in connection with approximately 8,700 appellate filings in federal and state courts in 2008. Counsel Press assists law firms and attorneys in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic format, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals or any state appellate court or appellate division. In 2008, the customers of Counsel Press included 85 of the 100 largest U.S. law firms listed in the most recent The American Lawyer Am Law 100 survey, including each of the 15 largest law firms and 46 of the 50 largest law firms.

We benefit from our comprehensive knowledge of, and high profile within, our target markets. Our breadth of business publications, web sites and events, together with our professional services, facilitates regular interaction among our customers, driving opportunities to grow revenues and improve operating margins. For example, because we handle all public notice filings for our law firm customer in Michigan, we have the unique opportunity to direct a meaningful share of public notice advertising expenditures to Detroit Legal News Publishing, LLC, or DLNP, Michigan’s largest court and commercial newspaper publisher, in which we own a 35.0% interest. Further, we regularly share proprietary content among our publications and web sites and then tailor the content to each of the markets we serve. By leveraging our content throughout our businesses, we are able to reduce editorial expenses, which helps us maintain or improve our operating margins.

Our business model has multiple diversified revenue streams that allow us to generate revenues and cash flow throughout all phases of the economic cycle. This diversification allows us to maintain the flexibility to capitalize on growth opportunities. In addition, our balanced business model, together with our diverse geographic mix, produces stability by mitigating the effects of economic fluctuations. The following pie chart describes the anticipated impact of economic downturns and expansions on revenues generated by our products and services, as well as the percentage of our total revenues generated by these products and services for the year ended December 31, 2008.

Revenues and cash flows from display and classified advertising and circulation tend to be cyclical in that they generally increase during economic expansions and decrease during economic downturns. A worsening economy tends to reduce, and an improving economy tends to increase, discretionary spending on items such as advertising and subscriptions to publications. In contrast, revenues and cash flows from public notices and mortgage default processing services tend to be counter-cyclical in that they generally increase during economic downturns and decrease during economic expansions. Absent governmental intervention, a worsening economy tends to lead to a higher rate of residential mortgage foreclosures and a greater number of foreclosure-related public notices being published, while an improving economy tends to have the opposite impact. Further, we consider revenues and cash flows from our appellate services to be non-cyclical in that the number of court appeals filed generally does not fluctuate significantly over the economic cycle.

Our History

Our predecessor company, also named Dolan Media Company, was formed in 1992 by James P. Dolan, our Chairman, Chief Executive Officer and President, and Cherry Tree Ventures IV, L.P. Scott J. Pollei, our Executive Vice President and Chief Financial Officer, and Mark W.C. Stodder, our Executive Vice President-Business Information, joined the company in 1994. Our current company was incorporated in Delaware in March 2003 under the name DMC II Company in connection with a restructuring whereby our predecessor company spun off its business information and other businesses to us and sold its national public records unit to a wholly-owned subsidiary of Reed Elsevier Inc. After the spin-off and sale in July 2003, we resumed operations under the name Dolan Media Company. We are a holding company that conducts all of our operating activities through various subsidiaries.

We have a successful history of growth through acquisitions. Since 1992, our Business Information Division has completed 39 acquisitions. We have a well-established track record of successful integration and improvements in revenues and cash flows of our acquired businesses due to our disciplined management approach that emphasizes consistent operating policies and standards, a commitment to high quality, relevant local content and centralized back office operations. In January 2005, we formed our Professional Services Division by acquiring Counsel Press, a leading provider of appellate services to the legal profession, and expanded to the Chicago market in June 2008 with the acquisition of the assets of Midwest Law Printing, Inc. In March 2006, we added a new operating unit to our Professional Services Division by acquiring an 81.0% interest in APC, which provides mortgage default processing services. Since March 2006, we have completed three additional acquisitions of mortgage default processing services businesses, including our acquisition of NDEx in September 2008. We currently own 84.7% of APC.

We expect that our acquisitions will continue to be a component of the growth in both of our operating divisions. We also expect to continue to identify opportunities to expand the businesses in our Professional Services Division by starting operations in markets where we have not previously provided these services.

Our Strengths

We intend to build on our position as a leading provider of essential business information and professional services to companies and professionals in the legal, financial and real estate sectors. We believe the following strengths will allow us to maintain a competitive advantage in the markets we serve:

Proprietary, Necessary and Customizable Information and Services.  We provide necessary business information and professional services on a timely basis to our customers in a format tailored to meet the needs and demands of their businesses. Our customers rely on our proprietary offerings to inform their operating strategies and decision making, develop business and practice opportunities and support key processes. We believe the high renewal rates for our business information products, which in the aggregate were 76% in 2008, and the high retention rate of the clients of our mortgage default processing service customers (according to the estimates of our law firm customers, 95% of the clients of our law firm customers in 2007 also used our law firm customers’ services in 2008) are indicative of the significant degree to which our customers and their clients rely on our businesses.

Dominant Market Positions.  We believe we are the largest provider of business information targeted to the legal, financial and real estate sectors in each of our 21 markets. We are also one of the leading providers of mortgage default processing services in the United States and the largest national provider of appellate services. The value and relevance of our business information products and professional services have created sustained customer loyalty and recognized brands in our markets. As a result, we have become a trusted partner with our customers. Examples of our dominant market positions include:

•	Public Notices. We are experts in the complex legal requirements associated with public notices and our focus on and expertise with these requirements allow us to provide high quality service while processing 305 types of public notices. We are qualified to carry public notices in 14 of the 21 markets in which we publish and on the basis of number of public notices published, we are the largest carrier of public notices in twelve of those markets.

•	Default Mortgage Processing Services. We have leveraged our significant knowledge and experience with respect to the local foreclosure, bankruptcy and eviction procedures, as well as our proprietary technology, to become one of the leading providers of mortgage default processing services in the United States. Under long-term contracts, we are the exclusive provider of mortgage default processing services for six foreclosure law firms. These law firms primarily handle residential mortgage defaults in California, Georgia, Indiana, Michigan, Minnesota and Texas. We also provide these services directly to mortgage lenders and loan servicers in California for residential foreclosure files.

•	Appellate Services. We are the nation’s leading provider of appellate services to law firms, assisting them by organizing, printing and filing appellate briefs, records and appendices that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. In 2008, we added a web-based portal for our customers to review pending cases and documents, submit documents to us and receive notices about their case filings. In June 2008, we expanded into the Chicago market with the acquisition of the assets of Midwest Law Printing, Inc.

Superior Value Proposition for Our Customers.  Our business information customers derive superior value from our dedicated efforts to provide timely, relevant, proprietary and customized content created by employees who have experience and expertise in the industries we serve. For example, many of our local legal news reporters have a law degree and/or legal background enabling them to create more valuable content for our publications and related web sites. This approach has enabled us to achieve high renewal rates for our business information products, which we believe is greatly valued by local advertisers. In addition, the clients of APC’s six law firm customers, and the mortgage lenders and loan servicers we serve directly in California, realize significant value from APC’s ability to assist them in efficiently processing large amounts of data associated with each foreclosure, bankruptcy or eviction case file. Our services enable these law firms and our other customers to quickly address mortgage loans that are in default. This allows their clients, and our customers in California, to mitigate their losses. The flexibility, efficiency and customizable nature of our support systems enable high levels of customer service, which we believe creates a significant marketplace advantage for us. Further, our appellate service customers benefit greatly from

Counsel Press’ comprehensive knowledge of the procedurally intensive requirements of, and close relationships forged with, the appellate courts.

Diversified Business Model.  Our balanced business model provides diversification by industry sector, product and service offering, customer base and geographic market. This diversification provides us with the opportunity to drive revenue growth and increase operating margins over time. In addition, this diversification creates stability for our business model because we have businesses that benefit during different phases of the economic cycle and from economic conditions in the diverse geographic markets where we serve, which, together, provide us with the opportunity and flexibility to capitalize on growth opportunities. As of December 31, 2008, we provided our print publications and online publication web sites to nearly 67,000 subscribers in the legal, financial and real estate sectors in 21 U.S. markets. In 2008, we processed approximately 8,700 appellate filings for attorneys from more than 2,000 law firms, corporations, non-profit agencies and government agencies nationwide. In 2008, we serviced approximately 204,100 mortgage default files relating to over 300 mortgage loan lenders and servicers that are clients of our law firm customers or our customers in California, which market we entered in September 2008 with the acquisition of NDEx.

Successful Track Record of Acquiring and Integrating New Businesses.  We have demonstrated a strategic and disciplined approach to acquiring and integrating businesses. Since our predecessor’s inception in 1992, we have completed 39 acquisitions in our Business Information Division and eight acquisitions in our Professional Services Division. We have established a proven track record of improving the revenue growth, operating margins and cash flow of our acquired businesses by:

•	improving the quality of products and services;

•	establishing and continuously monitoring operating and financial performance benchmarks;

•	centralizing back office operations for greater cost and operational efficiencies;

•	leveraging expertise and best practices across operating functions, including sales and marketing, technology and product development; and

•	attracting, retaining and motivating quality managers and employees.

Experienced Leadership.  Our executive officers and the senior leadership at our operating units and corporate headquarters have significant applicable industry experience, and each of our top three executives has been with us for more than a decade. We benefit from our managers’ comprehensive understanding of our products and services, success in identifying and integrating acquisitions, extensive knowledge of our target communities and markets and strong relationships with current and potential business partners and customers.

Our Strategy

We intend to further enhance our leading market positions by executing the following strategies:

Leverage Our Portfolio of Complementary Businesses.  We have built a portfolio of complementary businesses through which we realize significant synergistic benefits. Our focus on business information and professional services for companies and other professionals in the legal, financial and real estate sectors has allowed us to develop expertise in these industries. This expertise has enabled us to establish a positive reputation and strong customer relationships in the markets we serve. We believe our prominent brand recognition among our customers will allow us to continue to expand, enhance and cross-sell the products and services we offer. In addition, as a leading provider of mortgage default processing services, we are able to control a meaningful share of public notice expenditures in the markets that APC serves. This presents an opportunity to capture public notice revenue by establishing or acquiring publications that carry public notices in those markets. We also continuously seek new opportunities to leverage our complementary businesses to increase our revenues and cash flows and maximize the impact of our cost saving measures.

Enhance Organic Growth.  We seek to leverage our market-leading positions by continuing to develop proprietary content and valuable services that can be delivered to our customers through a variety of media distribution channels, thereby strengthening and extending our customer relationships and providing additional revenue generating opportunities. We also expect to demonstrate our commitment to, and extend our reach into, the markets we serve by developing and promoting professional education seminars, awards programs and other local events that are tailored to these markets. In addition, we intend to take advantage of new business opportunities and to expand the markets we serve by regularly identifying and evaluating additional demand for our products and services outside of our existing geographic market reach. Examples of this strategy include:

•	Customize Delivery to Meet Customer Needs. We will continue to use media channels that allow us to efficiently and effectively deliver our products and services to our customers. We offer our products and services through print, online, mobile, live events, audio/video and other media distribution channels. Our media neutral approach allows us to tailor our products and services to take advantage of the strengths inherent in each medium and allows our customers to choose their preferred method of delivery. We believe this enables us to maximize revenue opportunities from our proprietary content and services and provides us with a sustainable competitive advantage.

•	Increase Market Penetration. We will continue to use our business publishing units as a platform for the development of additional business information products for our targeted markets. We consistently enhance our business information products and drive new product development by encouraging innovation by our local management teams. We also intend to use our proprietary case management system, other technology-related productivity tools and efficient workflow organizational structure as the platform for growth of our mortgage default processing service business. We expect to realize significant benefits from the widespread and centralized use of this system, tools and structure because we believe they will enable us to process an even greater number of files efficiently and cost effectively, while providing a high standard of customer service. In addition, we intend to grow the businesses in our Professional Services division by expanding into additional geographic markets to increase our presence in additional local legal communities.

Continue to Pursue a Disciplined Acquisition Strategy in Existing and New Markets.  We will continue to identify and evaluate potential acquisitions that will allow us to expand our business information product and professional service offerings and customer base and enter new professional and geographic markets. We intend to pursue acquisitions that we can efficiently integrate into our organization and that we expect to be accretive to cash flow. We expect to expand our mortgage default processing services business by partnering with market-leading law firms in additional states that experience significant foreclosures as well as opening new offices in states where we have not previously conducted business. In addition, given the fragmented nature of the local business information market, we intend to continue to opportunistically pursue publications that enhance our strategic position in the markets we serve or that add attractive markets to our portfolio.

Realize Benefits of Centralization and Scale to Increase Cash Flows and Operating Profit Margins.  Because we typically acquire stand-alone businesses that lack the benefits of scale, we continue to realize efficiencies from centralizing our accounting, circulation, advertising production and appellate and default processing systems and will seek to obtain additional operational efficiencies through further consolidation of other management, information systems and back office operations. We expect to continue our initiative to centralize our operations and streamline costs. While the centralization of these systems has resulted in cost savings, we have also been able to adapt these systems to address the specific needs of our local operations. As a result, each of our businesses has real-time access to important local sales, marketing and operating statistical information that we believe will continue to foster improved decision-making by our local management teams. Additionally, a key aspect of our platform is providing relevant and timely local content to the professional communities we serve. To enhance a portion of such local content, we provide editorial and other proprietary content generated across our operations. By sharing content across the platform in a centralized way, we can leverage our resources while simultaneously continuing to provide customized local content. Finally, we expect our centralization initiative and other investments in infrastructure will allow us to accelerate the realization of cost synergies in connection with future acquisitions. We believe these efforts will also enable us to increase our operating profit margins and cash flows in the future.

Our Industries

Business Information

We provide business information products to companies and professionals in the legal, financial and real estate sectors primarily through print and online business journals and court and commercial newspapers, as well as other electronic media offerings. Our business journals generally rely on display and classified advertising as a significant source of revenue and provide content that is relevant to the business communities they target. Our court and commercial newspapers generally rely on public notices as their primary source of revenue and offer extensive and more focused information to the legal communities they target. All of our business journals and court and commercial newspapers also generate circulation revenue to supplement their advertising and public notice revenue base. We believe, based on data we have collected over several years, that there are more than 250 local business journals and more than 350 court and commercial newspapers nationwide, which generated approximately $1.8 billion in revenues in 2008.

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

We are qualified to carry public notices in 14 of the 21 markets we serve. A public notice is a legally required announcement informing citizens about government or government-related activities that may affect citizens’ everyday lives. Most of these activities involve the application of governmental authority to a private event, such as a mortgage foreclosure, probate filing, listings for fictitious business names, limited liability companies and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. A public notice typically possesses four primary characteristics: (1) it is published in a forum independent of the government, such as a local newspaper; (2) it is capable of being archived in a secure and publicly available format; (3) it is capable of being accessed by all segments of society; and (4) the public, as well as all interested parties, must be able to verify that the notice was published and its information disseminated to the public in the legally prescribed formats. Every jurisdiction in the United States has laws that regulate the manner in which public notices are published. Statutes specify wording, frequency of publication and other unusual characteristics that may vary according to jurisdiction and make the publication of public notices more complex than traditional advertising. These laws are designed to ensure that the public receives important information about the actions of its government from a newspaper that is accessible and already a trusted source of community information. Currently, local newspapers are the medium that is used to satisfy laws regulating the process of notifying the public. The requirements for publishing public notices serve as barriers to entry to new and existing publications that desire to carry public notices. Based on our internal estimates, we believe that the total spending on public notices in business publications in the United States was in excess of $850 million in 2008.

Professional Services

Our Professional Services Division consists of two operating units: APC, our mortgage default processing services business, and Counsel Press, our appellate service business. We provide these support services to the legal profession. In addition, APC also provides its services directly to mortgage lenders and loan servicers in California where foreclosures and certain other mortgage default processes can be undertaken by non-attorneys. We believe that attorneys and law firms are increasingly looking for opportunities to outsource non-legal functions so that they can focus their efforts on the practice of law. We believe that law firms are under intense pressure to increase efficiency and restrain costs while fulfilling the growing demands of clients. We further believe that outsourcing has become an increasingly attractive choice for law firms as they identify functions outside of their core competency of practicing law that can be performed by non-attorneys and, in turn, help manage their costs.

Mortgage Default Processing Services

The outsourced mortgage default processing services market is highly fragmented, and we estimate that it primarily consists of back-office operations of approximately 350 local and regional law firms throughout the United States. We believe that increasing case volumes and rising client expectations provide an opportunity for mortgage default processors that provide efficient and effective services on a timely basis.

We believe that residential mortgage delinquencies and defaults are increasing primarily as a result of the past increased issuance of subprime loans, the popularity of non-traditional loan structures and the increasing unemployment rate. Further compounding these trends is the slowing of demand in the residential real estate market in many regions of the United States, which makes it more difficult for borrowers in distress to sell their homes. The increased volume of delinquencies and defaults has created additional demand for mortgage default processing services and has served as a growth catalyst for the mortgage default processing market. See, however, “Item 1A — Risk Factors” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Environment” for a discussion of increased regulations and voluntary foreclosure relief programs that could have an adverse impact on the mortgage default processing market.

Based on information provided to the MBA by banks and loan servicers who report their mortgage data to the MBA, approximately 53 million residential mortgage loans were being serviced in the United States as of December 31, 2008, a 1.3% decrease from the approximately 54 million residential mortgage loans being serviced a year earlier. The MBA’s information also shows that seriously delinquent mortgages, defined as loans that are more than 90 days past due as of December 31, 2008, rose approximately 87.4% compared to December 31, 2007. In its fourth quarter industry report, the MBA estimates that 3.3% of all mortgage loans were in foreclosure at December 31, 2008. This estimate includes loans where servicing has been suspended in accordance with the lender’s or loan servicer’s foreclosure requirements and excludes loans where the foreclosure has been completed. Based on this estimated annual volume of mortgages in foreclosure and the average revenue we derived per file in 2008 (which we assume would be generally representative of rates charged for mortgage default processing services throughout the United States), we believe the U.S. market for residential mortgage default processing services was approximately $1.2 billion in 2008.

Subprime mortgages are provided to borrowers who represent higher credit risks. These mortgages typically bear rates at least 200 or 300 basis points above safer prime loans. According to the MBA, subprime mortgages outstanding have increased from 2.4% of all mortgages in 2001 to 11.7% of all mortgages as of December 31, 2008. As of December 31, 2007, subprime mortgages outstanding were 13.4% of all mortgages. The maturation of the prime credit mortgage market, a low interest rate environment and a robust loan securitization market in recent years encouraged lenders to sustain growth by expanding into subprime lending. Subprime borrowers are more likely to default than prime borrowers. MBA statistics indicate that for the three months ended December 31, 2008, the foreclosure starts rate for subprime mortgage loans was approximately 5.8 times greater than for prime mortgage loans, and the foreclosure starts rate for subprime adjustable rate mortgages (“ARMs”) was approximately 8.4 times greater than for prime mortgage loans for the three months ended December 31, 2007.

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

In addition, we believe the current recession and the continuing rise in unemployment will add pressure to the foreclosure crisis. According to the U.S. Bureau of Labor Statistics, the national unemployment rate rose to 8.1% in February 2009 from 7.6% in January 2009. In February 2008, the national unemployment rate was 5.2%. We expect that rising unemployment will contribute to mortgage loan defaults and, ultimately, foreclosures.

APC provides mortgage default processing and related services for six law firm customers and also directly to mortgage lenders and loan servicers in California. Our law firm customers handle mortgage default files primarily in California, Georgia, Indiana, Michigan, Minnesota and Texas. Last year, these states were six of the top 15 states in highest residential mortgage foreclosure starts rates. APC also provides real estate title work to the Barrett law firm in Texas and assists its customers by providing loan modification and loss mitigation support.

Appellate Services

The market for appellate consulting and document services is highly fragmented and we believe that it includes a large number of local and regional providers across the country. Federal appeals often are more sophisticated, more complicated and more voluminous than appeals in state courts, and thus we believe that federal appeals present more attractive business prospects for Counsel Press. For the twelve months ended March 31, 2008, the 13 circuits of the U.S. Court of Appeals accepted 59,887 cases based on information from the Administrative Office of the U.S. Courts, or AOC. This represents a decrease of 4% from the previous year, based on information from the AOC, which also reported as of September 30, 2007, that the volume of appeals was up only 1.5% from 2002. At the highest federal court level, 8,241 cases were filed in the U.S. Supreme Court in the 2007 term, according to the Chief Justice’s 2007 Year-End Report on the Federal Judiciary.

The National Center for State Courts in a 2007 survey reported that appellate filings in all state courts totaled just under 280,000 cases in 2006 and, with modest variations, had been at about that volume since 1995. State appellate case volume, while larger than federal case volume, we believe offers less attractive business prospects for Counsel Press because many of the state cases are simpler and have less challenging document preparation and filing needs. In addition, unlike the federal court system, eleven states and the District of Columbia have no intermediate-level appellate courts.

Our Products and Services

We provide our business information products and professional services through two operating divisions: Business Information and Professional Services. For the year ended December 31, 2008, we derived 47.6% of our revenues from our Business Information Division and 52.4% of our revenues from our Professional Services Division. For more information concerning our financial results by business segment, see “Item 7 —  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 to our consolidated financial statements.

Business Information

Our business information products are important sources of necessary information for the legal, financial and real estate sectors in the 21 markets that we serve in the United States. We provide our business information products in print through our portfolio of 58 print publications, consisting of 13 paid daily publications, 31 paid non-daily publications and 14 non-paid non-daily publications. Our paid and non-paid and controlled publications had approximately 66,800 and 131,700 subscribers, respectively, as of December 31, 2008. In addition, we provide our business information products electronically through our 67 web sites and our email notification systems. Our 43 online publication web sites had approximately 3,841,700 unique visits in 2008 and our 24 event and other non-publication web sites had approximately 480,200 unique visits in 2008.

We believe that, based on our 2008 revenues, we are the second largest publisher of local business journals in the United States and the second largest publisher of court and commercial publications that specialize in carrying public notices. The business information products we target in the Minnesota and Missouri markets each accounted for more than 10% of our business information revenues for 2008. Our business information products contain proprietary content written and created by our staff and local expert contributors and stories from newswires and other relevant sources. Our journalists and contributors contribute, on average, over 1,000 articles and stories per week to our print titles and web sites that are tailored to the needs and preferences of our targeted markets. The newsrooms of our publications leverage this proprietary content by using internal newswires to share their stories with each other, which allows us to develop in an efficient manner content that can be customized for different local markets.

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

In addition to our various print titles, we employ a digital strategy to provide our business information products electronically through our web sites and our email notification systems that offer both free and subscription-based content. We customize the delivery of our proprietary content to meet our customers’ needs. Specifically, our media neutral approach allows us to tailor our products and services to take advantage of the strengths inherent in each medium and allows our customers to choose their preferred method of delivery. Our email notification systems allow us in real-time to provide up-to-date information to customers, who can conveniently access such information, as well as other information on our web sites, from a desktop, laptop or personal digital assistant. Our digital strategy acts both as a complement to our print publications, with subscribers to a variety of our publications having access to web sites and email notifications associated with such publications, and independently, with exclusive paid subscription access to several of our web services. Our electronic content includes access to stand-alone subscription products, archives of articles and case digests containing case summaries, local verdicts and settlements and judicial profiles and email alerts containing case summaries and links to decisions in subscribers’ selected practice areas.

The credibility of our print products and their reputation as known and trusted sources of local information extend to our web sites and email notification systems, thereby differentiating our content from that of other web sites and electronic media. This allows us to sell packaged print and online advertising products to advertisers that desire to reach readers through different media. Dolan Media Newswires, our Internet-based, subscription newswire, is available at www.dolanmedianewswires.com for news professionals and represents the work of our journalists and contributors. We also operate three online, subscription-based legislative information services that are used by lobbyists, associations, corporations, unions, government affairs professionals, state agencies and the media in Arizona, Minnesota and Oklahoma. Through these services, we offer online bill tracking, up-to-date legislative news and other similar legislative information.

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

Advertising.  All of our print products, as well as a large number of our electronic products, carry commercial advertising, which consists of display and classified advertising. For the year ended December 31, 2008, advertising accounted for 17.7% of our total revenues and 37.1% of our Business Information Division’s total revenues. We generate our advertising revenues from a variety of local business and individual customers in the legal, financial and real estate sectors that we serve. For example, our top 10 advertising customers only represented, in the aggregate, approximately 2.0% of our total Business Information revenues in 2008. We believe that because our business information products rely on a diversified base of advertising clients, we are less affected by a reduction in advertising spending by any one particular advertiser. Additionally, for the year ended December 31, 2008, we derived 95.0% of our advertising revenues from local advertisers and only 5.0% of our advertising revenues from national advertisers (i.e., advertisers that place advertising in several of our publications at one time). Because spending by local advertisers is generally less volatile than that of national advertisers, we believe that our advertising revenue streams carry a greater level of stability than publications that carry primarily national advertising and therefore we are better positioned to withstand broad downturns in advertising spending.

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

Public Notices.  Public notices are legal notices required by federal, state or local law to be published in qualified publications. A publication must typically satisfy several legal requirements in order to provide public notices. In general, a publication must possess a difficult-to-obtain U.S. Postal Service periodical permit, be of general and paid circulation within the relevant jurisdiction, include news content, and have been established and regularly and uninterruptedly published for one to five years immediately preceding the first publication of a public notice. Some jurisdictions also require that a public notice business be adjudicated by a governmental body. We are qualified to carry public notices in 14 of the 21 markets in which we publish business journals or court and commercial newspapers. Our court and commercial newspapers publish 305 different types of public notices, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, trustee sale notices, unclaimed property notices, notices of governmental hearings, notices of elections, bond issuances, zoning matters, bid solicitations and awards and governmental budgets. For the year ended December 31, 2008, public notices accounted for 21.8% of our total revenues and 45.9% of our Business Information Division’s total revenues. We believe that over 90% of our public notice customers in 2008 also published public notices with us in 2007. Our primary public notice customers include real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements.

Subscription-Based Model.  We sell our business information products primarily through subscriptions to our publications, web sites and email notification systems. Only a small portion of our circulation revenues are derived from single-copy sales of publications, although revenues from this source are increasing. As of December 31, 2008, 2007 and 2006, our paid publications had approximately 66,800, 71,700, and 73,600 subscribers, respectively. Despite our decline in total subscribers, our revenues from circulation have remained stable at $13.6 million for each of the three years then ended. The majority of the decrease in paid subscribers over these periods was a result of non-renewals of discounted bulk subscriptions at several law firms, a decline in renewals of first-year subscribers for Lawyers USA, and, we believe, reader preference for online and web site access to our business journals, some of which we offer at discounted rates or no fees. This decrease in number of paid subscribers was offset, in 2008, by approximately 1,100 subscribers we received as a result of the acquisition of The Mecklenburg Times in February 2008. Revenues from increased subscription rates, as well as subscriptions to The Mecklenburg Times, and increased single-copy sales offset the revenues we lost from subscribers who did not renew during these periods. Our Circulation Marketing Board, consisting of certain circulation specialists from across the company, supervises campaign development and timing, list sources, development of marketing materials and circulation promotions. Our local management teams work with the Circulation Marketing Board and with our corporate executives to establish subscription rates, including discounted subscriptions programs, and implement creative and interactive local programs and promotions to increase readership and circulation. Subscription renewal rates for our business information products were 76% in the aggregate in 2008. Our high renewal rates reflect that our products are relied upon as sources of necessary information by the business communities in the markets we serve.

Seminars, Programs and Other Events.  We believe that one of our strengths is our ability to develop, organize and produce professional education seminars, awards programs and other local events to demonstrate our commitment to our targeted business communities, extend our market reach and introduce our services to potential customers. While we generally charge admission and/or sponsorship fees for these seminars, awards programs and other local events, these events also offer opportunities for cross-promotion and cross-selling of advertising with our local print products that produce the event. Our sponsored events attracted approximately 42,300 attendees and 500 paying sponsors in 2008.

Printing.  We print 11 of our business information publications at one of our three printing facilities located in Baltimore, Maryland; Minneapolis, Minnesota; and Oklahoma City, Oklahoma. The printing of our other 47 print publications is outsourced to printing facilities owned and operated by third parties. We purchase some of our newsprint from U.S. producers directly, but most of our newsprint is purchased indirectly through our third-party printers. Newsprint prices are volatile and fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Newsprint, together with outsourced printing costs, accounted for 10.8% of operating expenses attributable to our Business Information Division in the year ended December 31, 2008.

Staffing.  As of December 31, 2008, our Business Information Division had 569 employees, consisting of 217 journalists and editors; 95 production personnel; 148 employees in sales, marketing and advertising; 42 employees in circulation and 67 administrative personnel.

Professional Services

Our Professional Services Division provides critical non-legal services that assist law firms and attorneys in processing mortgage defaults and court appeals. These professional services allow our customers to focus on their core competency of offering high quality legal services to their clients. We offer our professional services through two operating units, APC and Counsel Press. APC is one of the leading providers of mortgage default processing services in the United States. It primarily provides these services in California, Georgia, Indiana, Michigan, Minnesota and Texas. Counsel Press is the largest appellate services provider in the United States.

Mortgage Default Processing Services

We offer mortgage default processing and related services to our six law firm customers and, in California, to mortgage lenders and loan servicers through our majority-owned subsidiary, APC. We currently own 84.7% of the membership interests in APC. Our largest customer is the Barrett law firm (in California, Georgia and Texas), who referred more than 10% of the mortgage default files we processed last year. Trott & Trott (in Michigan) and Feiwell & Hannoy (in Indiana) also referred, individually, more than 10% of the mortgage default files we processed last year. Further, in 2008, the top 10 clients of our law firm customers accounted for 61.0% of the mortgage default case files handled by our law firm customers, with the largest client accounting for 17.2% and one other client accounting for over 10% of such files.

Pursuant to 15 to 25 years services agreements, APC is the sole provider of foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related processing services to its six law firm customers. These contracts provide for the exclusive referral to APC of work related to residential mortgage default case files handled by each law firm, although Trott & Trott and the Barrett law firm may send files elsewhere if directed by their respective clients. All of APC’s customers pay a fixed fee per file based on the type of file that APC services. The initial terms of these services agreements expire in March 2021 for Trott & Trott, January 2022 for Feiwell & Hannoy, February 2023 for Wilford & Geske and September 2033 for the Barrett law firm. These services agreements will automatically renew for up to two successive ten year periods unless either party elects to terminate the term then-in-effect with prior notice, except the services agreement with the Barrett law firm, which will automatically renew for two successive five year periods unless either party elects to terminate the term then-in effect. During the term of the Feiwell & Hannoy and Wilford & Geske services agreements, APC has agreed not to provide mortgage default processing services with respect to real estate located in Indiana and Minnesota, respectively, for any other law firm. For the year ended December 31, 2008, mortgage default processing services accounted for 44.5% of our total revenues and 85.0% of our Professional Services Division’s total revenues.

Mortgage default processing is a volume-driven business in which the mortgage lender and loan servicer clients of our law firm customers, and our mortgage lender and loan servicer customers in California, insist on the efficient and accurate processing of mortgage default files, strict compliance with applicable laws, including loss mitigation efforts, and high levels of customer service. APC assists its law firm customers by providing efficient and high-quality mortgage default processing services. These services allow our law firm customers to differentiate themselves from their competition and to focus on the practice of law, which we believe allows them to garner more business from their mortgage lender and loan servicer clients.

The process begins when the borrower defaults on mortgage payment obligations. At that time, the mortgage lender or mortgage servicer typically refers the case file containing the relevant information regarding the loan to one of our law firm customers (or directly to us, if it is a California file). The mortgage lender and loan servicers retain our law firm customers (and APC in California where a license to practice law is not required to handle foreclosures) to provide counsel with respect to the foreclosure, eviction, bankruptcy and, to a lesser extent, litigation and other mortgage default related case files in each of the states in which we provide these services for residential mortgage defaults. After a file is referred by the mortgage lender or loan servicer firm to our law firm customers, or directly to us in California, the lender’s or the servicer’s goal is to proceed with the foreclosure and disposition of the subject property as efficiently as possible and to make all reasonable attempts to avoid foreclosure and thereby mitigate losses.

The procedures surrounding the foreclosure process involve numerous steps, each of which must adhere to strict statutory guidelines and all of which are overseen by attorneys at our law firm customers, except in California. APC assists these customers with processing residential mortgage defaults, including data entry, supervised document preparation and other non-legal processes. Specific procedural steps in the foreclosure process will vary by state. An early step in the process is a letter that must be sent from the law firm to the borrower as required by the federal Fair Debt Collections Practices Act. APC then assists its customers in opening a file and ordering a title search on the mortgaged property to determine if there are any liens or encumbrances. The data received from the mortgage lender or loan servicer client of the law firm customers, and the results of the title search or commitment search, become the foundation of the foreclosure case file that APC assists its customers in building.

We service law firm customers in both non-judicial and judicial foreclosure states. In a judicial foreclosure state, a loan is secured by a mortgage and the foreclosing party must file a lawsuit requesting that the court order a foreclosure. The law firm, assisted by APC, must also arrange for service to defendants and other parties involved in the foreclosure legal proceedings. If successful, the mortgage lender or loan servicer in a judicial foreclosure state obtains a judgment that leads to a subsequent foreclosure sale. This is usually conducted by a sheriff in the county where the property is located. In connection with such foreclosure lawsuit, a public notice must be published the requisite number of times in a qualified local newspaper prior to the foreclosure sale.

In a non-judicial foreclosure state, a loan is secured by a mortgage that contains a power of sale clause, and the lender may begin the foreclosure process without a court order. Generally, foreclosing parties in non-judicial states must send multiple notices to the borrower and others obligated on the debt. In some non-judicial foreclosure states, our law firm customers must publish a public notice in a local newspaper to commence the foreclosure process; however, in Texas, there is no publication requirement. Once the public notice has been published the requisite number of times in a qualified local newspaper, APC arranges, under the direction of the law firm or, in California, its mortgage lender and loan servicer customers, for a copy of the notice to be posted on the front door of the subject property and for a digital photo to be obtained to prove compliance. After publication has been completed and all other legal steps have been taken, the sheriff’s deed and affidavits are prepared for review by the law firm prior to the public auction. APC assists its law firm and other customers with many of the non-legal tasks associated with this process.

In all cases, except Texas where publication is not required, a sworn affidavit of publication of the required public notice must be obtained from the newspaper publisher by the law firm using APC’s staff and entered into the case file along with proof of publication.

If the file proceeds to a foreclosure auction of the subject property, APC works with its law firm customers and the sheriff to coordinate the auction and to facilitate communications among interested parties. In Michigan, as an example, the foreclosing party may enter a bid in the amount of its total indebtedness for the subject property. A decision regarding whether the foreclosing party should bid, and how much, is determined by attorneys at the law firm pursuant to instructions received from the lender or mortgage servicer. After the auction, the sale results are communicated by APC, on behalf of its customers, to interested parties. The law firm prepares the appropriate deeds, which APC then records. The six states in which we do business permit the former owner to recover the property at any time prior to the foreclosure auction by paying the default amount, plus interest and costs. Additionally, Michigan and Minnesota each have six-month redemption periods, following the foreclosure auction, during which time the former owners can pay the amount bid, plus accumulated interest, and thereby recover the property. If the redemption payment is made in full, funds are forwarded to the lender and all parties are notified by APC, on behalf of its customers, that a redemption has occurred. In that event, the sheriff’s deed is void. Neither Texas nor California has a redemption period. If, however, no redemption occurs after the statutory redemption period has passed, the law firm works with its clients to determine the next step. At this point in time, if the property is still occupied, documents are prepared by the law firm to commence an eviction.

At any point during this process, a borrower may file for bankruptcy, which results in a stay on mortgage default proceedings. Therefore, APC assists its customers in frequently and diligently checking bankruptcy courts to ensure that a bankruptcy filing has not been made and providing relevant documents to its law firm customers so they can review them and understand the nature and effect of the bankruptcy proceeding. Most foreclosure cases do not proceed all the way to eviction, but are ended at earlier dates by property redemption, property sale, bankruptcy of the mortgagor, or by a vacancy by the mortgagor.

Fees.  Government sponsored entities, including Fannie Mae and Freddie Mac, monitor and establish guidelines that are generally accepted by mortgage lending and mortgage servicing firms nationwide for the per file case fees to be paid to their counsel. Thus, our law firm customers receive a fixed fee per file from their clients and we then receive our agreed upon fixed fee per file from the applicable law firm. Under the services agreements with our law firm customers, we are entitled to receive a fee upon referral of the residential mortgage case file, regardless of whether the case proceeds all the way to foreclosure, eviction, bankruptcy or litigation. In California, we are entitled to receive the entire fixed fee per file for foreclosure files. If our customers’ client proceeds to eviction or chooses to litigate, or if the borrower files for bankruptcy, we receive additional fixed fees per case file from our law firm customers.

Staffing.  APC organizes its staff into specialized teams by client and by function, resulting in a team-based operating structure that, coupled with APC’s proprietary case management software systems, allows APC to efficiently service large numbers of case files. As of December 31, 2008, APC had 1,081 employees, including 511 employees who provide mortgage default processing services to the Barrett law firm and our customers in California through NDEx. APC’s sales and marketing efforts are driven primarily by David A. Trott, APC’s Chairman and Chief Executive Officer, who has developed and maintains relationships with various mortgage lenders and loan servicers through his law firm of Trott & Trott, where he is the majority shareholder and managing attorney.

Technology.  APC has two proprietary case management software systems that store, manage and report on the large amount of data associated with each foreclosure, bankruptcy, eviction or litigation case file serviced by APC in each of the states in which we operate. One was developed by APC for use in Michigan, the other was developed by NDEx (which we acquired in September 2008) for use in Texas. Under both systems, each case file is scanned, stored and tracked digitally through this system, thereby improving record keeping. The systems also provide APC’s management with real-time information regarding employee productivity and the status of case files. We are constantly working to improve the functionality of our proprietary case management systems and other related IT productivity tools to meet the needs of our customers’ mortgage lender and servicer clients. For example, we have developed the ability to provide our customers’ clients email notifications of case status and customized reports. We have successfully customized the system used in Michigan to service files of our law firm customers in Minnesota and Indiana. NDEx continues to use the system it developed to service our customers in Texas, California and Georgia, although we intend to eventually combine this system with the case management system developed by APC.

Appellate Consulting and Document Services

Counsel Press, founded in 1938 and acquired by us in January 2005, assists law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals or any state appellate court or appellate division. For the year ended December 31, 2008, Counsel Press’ revenues accounted for 7.9% of our total revenues and 15.0% of our Professional Services Division’s total revenues.

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

In 2008, Counsel Press assisted attorneys from more than 2,000 law firms, corporations, non-profit agencies and government agencies in organizing, printing and filing approximately 8,700 appellate filings in 17 states, all of the federal courts of appeals and the U.S. Supreme Court. In addition to its appellate services, Counsel Press provides consulting and professional services for bankruptcy management, real estate printing and experienced legal technology and litigation consulting. Counsel Press also provides case and docket tracking services, case notification services and assistance to attorneys in obtaining admissions and other credentials needed to appear before various courts.

Counsel Press has offices located in Los Angeles, California; Chicago, Illinois; Buffalo, New York City, Rochester, and Syracuse, New York; Iselin, New Jersey; Philadelphia, Pennsylvania; Richmond, Virginia; and Washington, D.C. As of December 31, 2008, Counsel Press had 91 total employees, consisting of 35 sales and marketing professionals, including 15 individuals with law degrees, 15 employees that process filings, 25 printing personnel and 16 general and administrative personnel.

Investments

We have strategic minority investments in private companies. We have one equity method investment, The Detroit Legal News Publishing, LLC, or DLNP, which is Michigan’s largest court and commercial newspaper publisher. DLNP also publishes several other court and commercial newspapers and operates a statewide public notice placement network. We own a 35.0% membership interest in DLNP. We also own a 15% interest in GovDelivery, Inc., which we account for using the cost method. Our Chairman, Chief Executive Officer and President, James P. Dolan, owns 50,000 shares in GovDelivery. GovDelivery sells specialized web services that help government web sites became more effective and efficient at delivering information to citizens. GovDelivery’s clients include U.S. cities, counties and federal agencies as well as both houses of Parliament in the United Kingdom.

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

We compete for display and classified advertising and circulation with at least one metropolitan daily newspaper and one local business journal in many of the markets we serve. Generally, we compete for these forms of advertising on the basis of how efficiently we can reach an advertiser’s target audience and the quality and tailored nature of our proprietary content. We compete for public notices with usually one metropolitan daily newspaper in the 14 markets in which we are qualified to publish public notices. We compete for public notices based on our expertise, focus, customer service and competitive pricing.

Professional Services Division

Some mortgage lenders and loan servicers have in-house mortgage default processing service departments, while others outsource this function to law firms that offer internal mortgage default processing services or have relationships with third-party providers of mortgage default processing services. We estimate that the outsourced mortgage default processing services market primarily consists of the back-office operations of approximately 350 local and regional law firms. Mortgage lending and mortgage loan servicing firms demand high service levels from their counsel and the providers of default mortgage processing services, with their primary concerns being the efficiency and accuracy by which counsel and the provider of processing services can complete the file and the precision with which loss mitigation efforts are pursued. Accordingly, mortgage default processing service firms compete on the basis of efficiency by which they can service files and the quality of their mortgage default processing services. We believe that increasing case volumes and rising client expectations provide us an opportunity due to our ability to leverage our proprietary case management system to provide efficient and effective services on a timely basis.

The market for appellate consulting and document services is highly fragmented and we believe that it includes a large number of local and regional printers across the country. We believe that most appellate service providers are low-capacity, general printing service companies that do not have the resources to assist counsel with large or complex appeals or to prepare electronic filings, including hyperlinked digital briefs, on CD-ROM that are being accepted by an increasing number of appellate courts. This presents us with an opportunity to compete on the basis of the quality and array of services we offer, as opposed to the price of such services.

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

We have copyright and trade secret rights in our proprietary case management software systems, document conversion system and other software products and information systems. In addition, we have extensive subscriber and other customer databases that we believe would be extremely difficult to replicate. We attempt to protect our software, systems and databases as trade secrets by restricting access to them and/or by the use of non-disclosure agreements. We cannot assure, however, that the means taken to protect the confidentiality of these items will be sufficient, or that others will not independently develop similar software, databases and customer lists. We own no patent registrations, but have applications pending for patents on our Payment Allocation and Claims Tracking Software, or PACT, which was developed by NDEx.

Employees

As of December 31, 2008, we employed 1,812 persons, of whom 569 were employed by our Business Information Division, 1,081 were employed by APC in our mortgage default processing services operations, 91 were employed by Counsel Press in our appellate services operations and 71 served in executive or administrative capacities. Three unions represent an aggregate of 16 employees, or 10% and 21% of our employees, at our Minneapolis, Minnesota, and Baltimore, Maryland, printing facilities, respectively. We believe we have a good relationship with our employees.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks as well as the other information contained in this annual report on Form 10-K, including our consolidated financial statements and the notes to those statements, before investing in shares of our common stock. As indicated earlier in this annual report on Form 10-K under the title “Cautionary Note Regarding Forward Looking Statements,” certain information contained in this annual report are forward-looking statements. If any of the following events actually occur or risks actually materialize, our business, financial condition, results of operations or cash flow could be materially adversely affected and our actual results could differ materially from the forward-looking statements in this annual report on Form 10-K. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Relating to Our Business Information Division

We depend on the economies and the demographics of our targeted sectors in the local and regional markets that we serve, and changes in those factors could have an adverse impact on our revenues, cash flows and profitability.

Our advertising revenues and, to a lesser extent, circulation revenues depend upon a variety of factors specific to the legal, financial and real estate sectors of the 21 markets that our Business Information Division serves. These factors include, among others, the size and demographic characteristics of the population, including the number of companies and professionals in our targeted business sectors, and local economic conditions affecting these sectors. For example, if the local economy or targeted business sector in a market we serve experiences a downturn, display and classified advertising, which constituted 37.1%, 41.8%, and 43.0% of our Business Information revenues in 2008, 2007 and 2006, respectively, generally decreases for our business information products that target such market or sector. This was the case in 2008, when our display and classified advertising revenues decreased $2.0 million from 2007 due to a decrease in the number of ads placed in our publications as customers tightened discretionary spending in response to the local economic conditions in the markets we serve. Further, if the local economy in a market we serve experiences growth, public notices, which constituted 45.9%, 38.9%, and 33.8% of our Business Information revenues in 2008, 2007 and 2006, respectively, may decrease as a result of fewer foreclosure proceedings requiring the posting of public notices. If the level of advertising in our business information products or public notices in our court and commercial newspapers were to decrease, our revenues, cash flows and profitability could be adversely affected.

A change in the laws governing public notice requirements, as well as new or increased regulation of residential mortgage products, may delay, reduce or eliminate the amount of public notices required to be published in print, affect how newspapers are chosen for the publication of public notices or adversely change the eligibility requirements for publishing public notices, which could adversely affect our revenues, profitability and growth opportunities.

In various states, legislatures have considered proposals that would eliminate or reduce the number of public notices required by statute. In addition, some state legislatures have proposed that state and local governments publish official government notices themselves online. The impetus for the passage of such laws may increase as online alternatives to print sources of information become increasingly familiar and more generally accepted. Some states have also proposed, enacted or interpreted laws to alter the frequency with which public notices are required to be published, reduce the amount of information required to be disclosed in public notices or change the requirements for publications to be eligible to publish public notices. In addition, new or increased government regulation of residential mortgage defaults may result in less or delayed foreclosures and, therefore, the publication of fewer related public notices or a delay in the publication of related public notices. For example, in April 2008, Maryland’s foreclosure law changed to require lenders to wait at least 90 days after default before they can commence an action to foreclose a mortgage. In addition, this law requires lenders to give defaulting mortgagors 45 days written notice of their intent to foreclose. By delaying when we receive public notices from lenders to publish and, potentially, decreasing the number of foreclosures, this change affected public notice revenues at our Maryland operation during the second and third quarters of 2008. Further, legislation changing the public notices required to be published in print or that adversely change the eligibility requirements for publishing public notices in states where we publish or intend to publish court and commercial newspapers would adversely affect our public notice revenues and could adversely affect our ability to differentiate our business information products, which could have an adverse impact on our revenues, profitability and growth opportunities.

If we are unable to compete effectively with other companies in the media industry, our revenues and profitability may decline.

We compete for display and classified advertising and circulation with at least one metropolitan daily newspaper in all of the markets we serve and one local business journal in many of the markets we serve. Display and classified advertising constituted 37.1%, 41.8%, and 43.0% of our Business Information Division’s revenues in 2008, 2007 and 2006, respectively, and paid circulation constituted 15.1%, 16.0%, and 18.4% of our Business Information Division’s revenues in 2008, 2007 and 2006, respectively. Generally, we compete for these forms of advertising and circulation on the basis of how efficiently and effectively we can reach an advertiser’s target audience and the quality and tailored nature of our proprietary content. Subscriptions to our paid publications have decreased over the last three years primarily due the loss of discounted bulk subscriptions at several law firms, the decline in renewals of first year subscribers for Lawyers USA and, we believe, the transition of our business journals to the Internet and online access, some of which we offer at discounted rates or no fee. If the number of subscriptions to our paid publications continues to decrease, our circulation revenues will decline to the extent we are not able to continue increasing our subscription rates or otherwise offset such decrease with increased single-copy sales. A continued decrease in our subscribers might also make it more difficult for us to attract and retain advertisers due to reduced readership. Our local and regional competitors vary from market to market and many of our competitors for advertising revenues are larger and have greater financial and distribution resources than we do. In the future, we may be required to spend more money, or to reduce our advertising or subscription rates, to attract and retain advertisers and subscribers. We may also experience a decline of circulation or print advertising revenue due to alternative media, such as the Internet. For example, as the use of the Internet has increased, we may lose some classified advertising to online advertising businesses and some subscribers to our free Internet sites that contain abbreviated versions of our publications. If we are not able to compete effectively for advertising expenditures and paid circulation, our revenues and profitability may be adversely affected.

If our Business Information operations in certain states where we generate a significant portion of that operating division’s revenues are not as successful in the future, our operating results could be adversely affected.

Revenues from our publications targeting the Minnesota and Missouri market each accounted for more than 10% of our Business Information revenues in 2008. Publications targeting the Missouri market, along with those targeting the Maryland and Massachusetts markets, each accounted for more than 10% of our Business Information revenues in 2007. As a result, our operating results could be adversely affected if our Business Information operations in any of these markets are not as successful in the future, whether as a result of a loss of subscribers to our paid publications (in particular, our Lawyers Weekly publication in Missouri, and our Finance & Commerce publication in Minnesota) that serve those markets, a decrease in public notices or advertisements placed in these publications or changes in public notice laws that delay or change the requirements for publishing public notice advertisements (as occurred in Maryland during 2008).

A key component of our operating income and operating cash flows has been, and may continue to be, our minority equity investment in a Michigan publishing company.

We own 35.0% of the membership interests in The Detroit Legal News Publishing, LLC, or DLNP, the publisher of The Detroit Legal News and ten other publications in Michigan. We account for our investment in DLNP using the equity method, and our share of DLNP’s net income of $5.6 million, $5.4 million and $2.7 million, or 15.8%, 16.8% or 12.6% of our total operating income, in the years ended December 31, 2008, 2007 and 2006, respectively. Our share of DLNP’s net income is net of amortization expense of $1.5 million in all three years. In addition, we received an aggregate of $7.0 million, $5.6 million and $3.5 million from DLNP, or 20.3%, 20.5%, and 19.1% of our net cash provided by operating activities, in the years ended December 31, 2008, 2007 and 2006, respectively. If DLNP’s operations, which we have limited rights to influence, are not as successful in the future, our operating income and cash flows may be adversely affected. For example, the Michigan legislature is considering revisions to the state’s foreclosure statutes, which could require lenders to engage in loan modification and other alternative programs. This legislation, if enacted, could result in a delay or decrease in residential mortgage foreclosures in Michigan and thus, could adversely affect DLNP’s public notice revenue, which could decrease the net income of DLNP in which we share.

Government regulations related to the Internet could increase our cost of doing business, affect our ability to grow or may otherwise negatively affect our business.

Governmental agencies and federal and state legislatures have adopted, and may continue to adopt, new laws and regulatory practices in response to the increasing popularity and use of the Internet and other online services. These new laws may be related to issues such as online privacy, copyrights, trademarks and service mark, sales taxes, fair business practices, domain name ownership and the requirement that our operating units register to do business as foreign entities or otherwise be licensed to do business in jurisdictions where they have no physical location or other presence. In addition, these new laws, regulations or interpretations relating to doing business through the Internet could increase our costs materially and adversely affect the revenues and results of operations in our Business Information Division.

If we are unable to generate traffic to our online publications and other web sites and electronic services, our ability to continue to grow our Business Information Division may be negatively affected.

We have devoted, and expect to devote, a significant amount of resources to distributing the information we provide through the Internet, web sites, electronic mail and other online services and the growth of our Business Information Division will increasingly depend upon our ability to effectively use these methods to provide information to our customers. For these methods to be successful, we will need to attract and retain frequent visitors to our web sites or users of our other electronic services, develop and expand the content, products and other tools that we offer on our web sites and through other electronic services, attract advertisers to our web sites and other electronic services and continue to develop and upgrade our technologies. If we are not successful in our efforts, our Business Information revenues and results of operations and our ability to grow this division will be adversely affected.

Risks Relating to Our Professional Services Division

We have owned and operated the businesses with our Professional Services Division for only a short period of time.

Our Professional Services Division consists of APC and Counsel Press. We acquired APC, our mortgage default processing service business, in March 2006 and currently own 84.7% of the outstanding membership interests of APC. APC Investments, LLC, a limited liability company owned by the shareholders of our Michigan law firm customer, Trott & Trott, P.C., including APC’s Chairman and Chief Executive Officer, David A. Trott, owns 7.6% of the outstanding membership interests of APC; our Indiana law firm customer, Feiwell & Hannoy Professional Corporation, owns 1.7% of the outstanding membership interests of APC; and the sellers of NDEx, which we acquired in September 2008, own, collectively 6.1% of the outstanding membership interests of APC. We acquired Counsel Press, our appellate services business, in January 2005. Prior to our acquisition of these businesses, our executive officers, with the exception of Mr. Trott, had not managed or operated a mortgage default processing services business or an appellate services business or engaged in real estate title work (which we began providing with the acquisition of NDEx). Mr. Trott, in addition to being Chairman and Chief Executive Officer of APC, is also managing attorney of Trott & Trott, and accordingly does not devote his full time and effort to APC. If our executive officers cannot effectively manage and operate these businesses, our Professional Services Division’s operating results and prospects may be adversely affected and we may not be able to execute our growth strategy with respect to this division.

David A. Trott, the Chairman and Chief Executive Officer of APC, and certain other employees of APC or NDEx, who are also shareholders and principal attorneys of our law firm customers, may under certain circumstances have interests that differ from or conflict with our interests.

APC’s Chairman and Chief Executive Officer, David A. Trott, its executive vice presidents, senior executives in Indiana and certain members of senior management at NDEx, which we acquired in September 2008, are the principal attorneys and shareholders of APC’s six law firm customers. Almost all of these individuals directly or indirectly own an interest in APC. As a result of these relationships with APC and our law firm customers, Mr. Trott and these individuals may experience conflicts of interest in the execution of their duties on behalf of us. These conflicts may not be resolved in a manner favorable to us. For example, they may be precluded by their ethical obligations as attorneys or may otherwise be reluctant to take actions on behalf of us that are in our best interests, but are not or may not be in the best interests of their law firms or their clients. Further, as licensed attorneys, they may be obligated to take actions on behalf of their law firms or their respective clients that are not in our best interests. In addition, Mr. Trott has other direct and indirect relationships with DLNP and APC that could cause similar conflicts. See “Related Party Transactions and Policies — David A. Trott” in our proxy statement and Note 11 to our consolidated financial statements for a description of these relationships.

If the number of case files referred to us by our six current mortgage default processing service law firm customers decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected.

APC has six law firm customers and also provides mortgage default professing services directly to lenders and loan servicers in California. Revenues from APC constituted 85.0% and 77.4% of our Professional Services Division’s revenues in 2008 and 2007, respectively, and 44.5% and 34.1% of our total revenues in 2008 and 2007, respectively. During 2007, we had two law firm customers, Trott & Trott and Feiwell & Hannoy. In February 2008, we entered into a fifteen year exclusive services agreement with a Minnesota law firm, Wilford & Geske. In September 2008, we entered into twenty-five year exclusive services agreements with the Barrett law firm.

We are paid different fixed fees for each foreclosure, bankruptcy, eviction, litigation, and other mortgage default related case file referred by these six firms to us for the provision of processing services. Therefore, the success of our mortgage default processing services business is tied to the number of these case files that each of our law firm customers receives from their mortgage lending and mortgage loan servicing firm clients. In 2008, the top ten clients for our law firm customers, on an aggregated basis, accounted for 61% of the case files referred to us for mortgage default and other processing services. Our operating results and ability to execute our growth strategy could be adversely affected if (1) any of our law firm customers lose business from these clients; (2) these clients are affected by changes in the market and industry or other factors that cause them to be unable to pay for the services of our law firm customer; or (3) our law firm customers are unable to attract additional business from current or new clients for any reason, including any of the following: the provision of poor legal services, the loss of key attorneys (such as David A. Trott, who has developed and maintains a substantial amount of Trott & Trott’s client relationships), the desire of the law firm’s clients to allocate files among several law firms or a decrease in the number of residential mortgage foreclosures in the six states where we primarily do business, including due to market factors or governmental action. A failure by one or more of our law firm customers to pay us as a result of these factors could materially reduce the cash flow of our APC operation and result in losses in that operating unit. Please refer to the risk factors below for more information about governmental or other voluntary action on the part of the clients of our law firm customers that could negatively affect APC. Further, we could lose referrals from our law firm customers to the extent that Trott & Trott’s or the Barrett law firm’s clients direct either of them to use another provider of mortgage default processing services or that they conduct such services in-house, and we could lose any law firm customer if we materially breach our services agreements with such customer.

Regulation of the legal profession may constrain APC’s and Counsel Press’ operations, and numerous issues arising out of that regulation, its interpretation or evolution could impair our ability to provide professional services to our customer and reduce our revenues and profitability.

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

Pursuant to services agreements between APC and its law firm customers, we provide mortgage default processing services. Through Counsel Press, we provide procedural and technical guidance to law firms and attorneys to enable them to file appellate briefs, records and appendices on behalf of their clients that comply with court rules. Current laws, regulations and codes of ethics related to the practice of law pose the following principal risks:

•	State or local bar associations, state or local prosecutors or other persons may challenge the services provided by APC, or Counsel Press as constituting the unauthorized practice of law. Any such challenge could have a disruptive effect upon the operations of our business, including the diversion of significant time and attention of our senior management. We may also incur significant expenses in connection with such a

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

Regulation of sub-prime, Alt-A and other residential mortgage products, including bills introduced in states where we do business, the Hope for Homeowners Act, the Emergency Economic Stabilization Act and Homeowner Affordability and Stability Plan, and voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance, a consortium that includes loan servicers, may have an adverse effect on or restrict our mortgage default processing services and public notice operations.

The prevalence of sub-prime, Alt-A and other non-traditional mortgage products, rising unemployment, and the increasing number of defaults and delinquencies in connection with those and other mortgages have and may continue to result in new or increased government regulation of residential mortgage products or the foreclosure of delinquent loans. If new or more stringent regulations are enacted, the clients of our law firm customers and our California customers would likely be subject to these regulations. As a result, these new or more stringent regulations may adversely impact the number of mortgage default files that our law firm customers receive from their clients and can then refer to us for processing or that we receive for processing from our California customers. Similarly, these new or more stringent regulations could impose new requirements on the processing of foreclosures, which could adversely affect when public notices are sent to us or DLNP (our minority investment) for publication. In the past year, the federal government has enacted the Housing and Economic Recovery Act of 2008, which provides, in part, reforms to mitigate the volume of mortgages in foreclosure, including the development of a refinance program for homeowners with sub-prime loans. This refinance program took effect on October 1, 2008. In September, the government also enacted the Economic Emergency Stabilization Act, which provides funding to purchase troubled assets from financial institutions. Most recently, the new administration announced the Homeowner Affordability and Stability Plan in an attempt to address the continuing rise in mortgage delinquencies and mortgage defaults. Under this plan, the federal government set forth detailed requirements for the “Making Home Affordable” program which offers qualified homeowners with a loan-to-value ratio above 80% the opportunity to apply for mortgage refinancing at lower interest rates. The “Making Home Affordable” program also announced loan modification guidelines that are expected to become standard industry practice in pursuing affordable and sustainable mortgage modifications. The loan modification program guidelines are expected to work in tandem with an expanded Hope for Homeowners program. If this legislation or any other bills being considered, including the proposed bankruptcy legislation that would allow bankruptcy judges in Chapter 13 cases to revise the terms of a mortgage on a primary residence, are successful, they will likely reduce the number of mortgages going into default and, thus, the number of mortgage default files that our law firm or other customers can refer to us for processing and the number of foreclosure public notices referred to us or DLNP for publication. If either of these occur, it could have a negative impact on our earnings and growth.

Furthermore, a number of lenders and loan servicers, including clients of us and our law firm customers, are focusing their attention toward loss mitigation, loan remodifications and other similar efforts which may delay or prevent foreclosures. For example, Bank of America, JP Morgan Chase and Citigroup, Inc. have announced programs to address certain delinquent loans they own, including moratoria on certain foreclosure sales. To the extent that these lenders, loan servicers and others over whom we have no control voluntarily, or are required to, continue these efforts, the number of files referred to us or DLNP for mortgage default processing and the number of foreclosure public notices referred to us for publication could be adversely affected, which would have a negative impact on our earnings, growth and operations. For example, the decrease in foreclosure files referred to APC in Michigan and decreased equity in earnings of DLNP for the fourth quarter of 2008 compared to the fourth quarter of 2007, we believe, is due, in part, to various foreclosure prevention efforts on the party of mortgage lenders and loan servicers in the Michigan. You should also refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Regulatory Environment” later in this annual report on Form 10-K and also “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Regulatory Environment” in our quarterly report for the third quarter 2008 on Form 10-Q, which was filed with the SEC on November 12, 2008, for more information about regulatory and similar changes that could affect our public notice and mortgage default processing services revenues.

Failure to effectively customize either of our proprietary case management software systems so that they can be used to serve law firm customers in new states could adversely affect our mortgage default processing service business and growth prospects.

We have two proprietary case management software systems, each of which stores, manages and reports on the large amount of data associated with each foreclosure, bankruptcy or eviction case file we process. One system was initially built for use in Michigan and the other for use in Texas, both of which are primarily non-judicial foreclosure states. Other states, like Indiana, are judicial foreclosures states. As a result, our law firm customers must satisfy different requirements depending on the state in which they serve their clients. When we enter a service agreement with a law firm customer in a state where we do not currently do business, we will need to customize one of our proprietary case management software systems so that it can be used to assist that customer in satisfying the foreclosure requirements of their state. If we are not, on a timely basis, able to effectively customize one of our case management software systems to serve our new law firm customers, we may not be able to realize the operational efficiencies and increased capacity to handle files that we anticipated when we entered the service agreements. At times, we base the fees we agree to receive from these law firm customers for each case file they refer to us on the assumption that we would realize those operational efficiencies. Therefore, the failure to effectively customize our case management software system could impact our profitability under our services agreement with new law firm customers.

Claims, even if not valid, that our case management software systems, document conversion system or other proprietary software products and information systems infringe on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services.

Other persons could claim that they have patents and other intellectual property rights that cover or affect our use of software products and other components of information systems on which we rely to operate our business, including our two proprietary case management software systems we use to provide mortgage default processing services and our proprietary document conversion system we use to provide appellate services. Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. Any litigation, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. If a court determines that one or more of the software products or other components of information systems we use infringes on intellectual property owned by others or we agree to settle such a dispute, we may be liable for money damages. In addition, we may be required to cease using those products and components unless we obtain licenses from the owners of the intellectual property or redesign those products and components in such a way as to avoid infringement. In any event, such situations may increase our expenses or adversely affect the marketability of our services.

Changes in court practices or procedures may affect the filing and service requirements for appellate case filing or may reduce or eliminate the amount of appellate case filings, either of which could adversely affect Counsel Press’s revenues, profitability and growth opportunities or adversely restrict its operations.

As federal courts continue to rely on, and state courts continue to consider and implement rules for, electronic filing of appellate cases, these courts may consider changes that would further simplify the filing process for appellate cases. As an example, last year, the U.S. Court of Appeals for the Fourth Circuit modified a local rule, eliminating the requirement in most cases that parties serve paper copies of appellate briefs on other parties in the matter. The U.S. Court of Appeals for the Third Circuit adopted a similar modification to a local rule in December 2008. While these modifications have had marginal negative effect on Counsel Press’ revenues, Counsel Press does receive revenues from various stages of the filing process, including service of appellate documents to opposing parties. If we are unable to find revenue sources or change our business model to replace revenue lost from the elimination of one or more of these processes or otherwise respond to these changes, our Counsel Press operations may be adversely affected.

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

We rely heavily on our senior management team, including James P. Dolan, our founder, Chairman, Chief Executive Officer and President; Scott J. Pollei, our Executive Vice President and Chief Financial Officer; David A. Trott, Chairman and Chief Executive Officer of APC; and Mark W.C. Stodder, our Executive Vice President — Business Information, because they have a unique understanding of our diverse product and service offerings and the ability to manage an organization that has a diverse group of employees. Our ability to retain Messrs. Dolan, Pollei, Trott and Stodder and other key personnel is therefore very important to our future success. In addition, we rely on our senior management, especially Mr. Dolan, to identify growth opportunities through the development or acquisition of additional publications and professional services opportunities.

We have employment agreements with Messrs. Dolan, Pollei, Trott and Stodder. These employment agreements, however, do not ensure that Messrs. Dolan, Pollei, Trott and Stodder will not voluntarily terminate their employment with us. Further, we do not typically enter into employment agreements with other key personnel. In addition, our key personnel, including our other executive officers, are subject to non-competition restrictions, which generally restrict such employees from working for competing businesses for a period of one year after the end of their employment with us. These non-compete provisions, however may not be enforceable. We also do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require the remaining key personnel to divert immediate and substantial attention to seeking a replacement. Competition for senior management personnel is intense. An inability to find a suitable replacement for any departing executive officer or key employee on a timely basis could adversely affect our ability to operate and grow our business.

We intend to continue to pursue acquisition opportunities, which we may not do successfully and may subject us to considerable business and financial risks.

We have grown, and anticipate that we will continue to grow, through opportunistic acquisitions of business information and professional services businesses. While we evaluate potential acquisitions on an ongoing basis, we may not be successful in assessing the value, strengths and weaknesses of acquisition opportunities or consummating acquisitions on acceptable terms. For example, to the extent that market studies performed by third parties are not accurate indicators of market and business trends, we may not appropriately evaluate or realize the future market growth or business opportunities in targeted geographic areas and business lines that we expect from an acquisition. Furthermore, we may not be successful in identifying acquisition opportunities and suitable acquisition opportunities may not even be made available or known to us. In addition, we may compete for certain acquisition targets with companies that have greater financial resources than we do. Our ability to pursue acquisition opportunities may also be limited by non-competition provisions to which we are subject. For example, our ability to carry public notices in Michigan and to provide mortgage default processing services in Indiana and Minnesota is limited by non-competition provisions to which we agreed when we purchased a 35.0% membership interest in DLNP and the mortgage default processing service businesses of Feiwell & Hannoy and Wilford & Geske. We anticipate financing future acquisitions through cash provided by operating activities, borrowings under our bank credit facility and/or other debt or equity financing, which would reduce our cash available for other purposes. For example, we were required to incur additional indebtedness to close the acquisition of NDEx and this additional debt consumed a significant portion of our ability to borrow and may limit our ability to pursue other acquisitions or growth strategies.

We may incur significant expenses while pursuing acquisitions, which could negatively impact our financial condition and results of operations because, beginning January 1, 2009, we are required to expense these costs under SFAS No. 141R. Previously, we had included these expenses in our purchase price allocation.

Acquisitions that we complete may expose us to particular business and financial risks that include, but are not limited to:

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

We may not be able to successfully manage acquired businesses or increase our cash flow from these operations. If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas. For example, upon the closing of our acquisition of NDEx, which occurred in September 2008, APC began (1) operating in three new states, which may place a strain on our management and internal systems, processes and controls, and (2) providing mortgage default processing services directly to mortgage lenders and loan servicers in California and operating a real estate title company, with which we have no or limited experience. Furthermore, to the extent that our growth strategy for APC includes NDEx starting operations in new states to service offices established by the Barrett law firm or other law firms with whom we partner, as opposed to our historical focus of acquiring an existing mortgage default processing business from a law firm that serves a particular state, we will rely heavily on the ability of the Barrett law firm to successfully open offices or partner with other law firms or lawyers in such other states and on the ability of the NDEx’s senior management team to successfully execute this strategy. If we are unable to successfully address the risks associated with this acquisition, or if we encounter unforeseen expenses, difficulties, complications or delays in integrating, operating or expanding NDEx’s business, NDEx may not be accretive to our earnings per share and could negatively impact our growth.

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

We rely on our proprietary case management software systems, document conversion systems, web sites and online networks, and a disruption, failure or security compromise of these systems may disrupt our business, damage our reputation and adversely affect our revenues and profitability.

Our proprietary case management software systems are critical to our mortgage default processing service business because they enables us to efficiently and timely service a large number of foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files. Our appellate services business relies on our proprietary document conversion systems that facilitate our efficient processing of appellate briefs, records and appendices. Similarly, we rely on our web sites and email notification systems to provide timely, relevant and dependable business information to our customers. Therefore, network or system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters and similar events, could have an adverse impact on our operations, customer satisfaction and revenues due to degradation of service, service disruption or damage to equipment and data.

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

Disruptions or security compromises of our systems could result in large expenditures to repair or replace such systems, remedy any security breaches and protect us from similar events in the future. We also could be exposed to negligence claims or other legal proceedings brought by our customers or their clients, and we could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving lawsuits or claims. In addition, if we were to suffer damage to our reputation as a result of any system failure or security compromise, our customers in California and the clients of our law firm customers to which we provide mortgage default processing services could choose to send fewer foreclosure, bankruptcy or eviction case files to our customers. Any reduction in the number of case files handled by our customers would also reduce the number of mortgage default case files serviced by us. Similarly, our appellate services clients may elect to use other service providers. In addition, customers of our Business Information Division may seek out alternative sources of the business information available on our web sites and email notification systems. Further, in the event that any disruption or security compromise constituted a material breach under our services agreements, our law firm customers could terminate these agreements. In any of these cases, our revenues and profitability could be adversely affected.

We may be required to incur additional indebtedness or raise additional capital to fund our operations and acquisitions, repay our indebtedness and fund capital expenditures and this additional cash may not be available to us on satisfactory timing or terms or at all.

Our ability to generate cash depends to some extent on general economic, financial, legislative and regulatory conditions in the markets which we serve and as they relate to the industries in which we do business and other factors outside of our control. We derive a significant portion of our revenues from foreclosures (56.8% of our total revenues in the fourth quarter of 2008). Therefore, legislation, loss mitigation, moratoria, loan modifications and other efforts that significantly mitigate and/or delay foreclosures may adversely impact our ability to use cash flow from operations to fund day-to-day operations in our Professional Services Division, and, to a lesser extent, our Business Information Division, to repay our indebtedness, when due, to fund capital expenditures, to meet our cash flow needs and to pursue any material expansion of our business, including through acquisitions or increased capital spending. We may, therefore, need to incur additional indebtedness or raise funds from the sale of additional equity. Financing, however, may not be available to us at all, at an acceptable cost or on acceptable terms, when needed. Our existing bank credit facility may also limit our ability to raise additional funds through debt or equity financing. In addition, if we issue a significant amount of additional equity securities, the market price of our common stock could decline and our stockholders could suffer significant dilution of their interests in us.

Our business and reputation could suffer if third-party providers of printing and delivery services and technology and system support that we rely upon as well as newspapers, including those of The Detroit Legal News Publishing, where we place foreclosure public notices fail to perform satisfactorily.

We outsource a significant amount of our printing to third-party printing companies. As a result, we are unable to ensure directly that the final printed product is of a quality acceptable to our subscribers. We also outsource a significant amount of our technology and software systems support to third-party information technology vendors. Further, we rely on public notice newspapers in the markets where we process mortgage default files, including Detroit Legal News Publishing, to timely and accurately publish our foreclosure public notices. To the extent that any of these third party providers do not perform their services satisfactorily, do not have the resources to meet our needs or decide or are unable to provide these services to us on commercially reasonable terms, our ability to provide timely and dependable business information products could be adversely affected. In addition, we could face increased costs or delays if we must identify and retain other third-party providers of these services.

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

As a result of the consummation of our initial public offering on August 7, 2007, we became subject to reporting, corporate governance and other obligations under the Securities Exchange Act of 1934, as well as the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the New York Stock Exchange. For example, Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal control over financial reporting and an attestation report by our independent auditors on our internal control over financial reporting beginning for us in the year ended December 31, 2008. These reporting and other obligations have placed, and will continue to place, significant demands on our management, administrative, operational and accounting resources, especially if we have to design and implement enhanced processes and controls to address any material weaknesses in our internal control over financial reporting that are identified by us or our independent auditors. Further, while we have completed our annual assessment of, and our auditors have audited the effectiveness of, our internal controls for the year ended December 31, 2008, we did not assess, and our auditors did not audit, the effectiveness of the internal controls of NDEx (which we acquired in September 2008) and the mortgage default processing services business of Wilford & Geske, P.A. (which we acquired in February 2008), which accounted for, on an aggregated basis, 16.0% of our total revenues for 2008. As a result, we expect to incur additional costs to test the internal controls of those and other businesses we may acquire in the future. We have, and will continue to, incur substantial additional legal, accounting and other expenses that we did not incur as a private company to comply with these requirements. These regulations may also make it more difficult to attract and retain qualified members for our board of directors and its various committees. Any failure to comply with these regulations, including if we fail to account for transactions and report information to our investors on a timely and accurate basis, or to otherwise be able to conclude in a timely manner that our internal control over financial reporting is operating effectively, could decrease investor confidence in our public disclosure, impair our ability to obtain financing when needed or have an adverse effect on our stock price.

If our goodwill or finite-lived intangible assets becomes impaired, we may be required to record a significant charge to earnings.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or finite-lived intangible assets on our financial statements. At December 31, 2008, our goodwill was $119.0 million and our finite-lived intangible assets, net of accumulated amortization, were $254.9 million, both of which increased significantly in the third quarter of 2008 as a result of the acquisition of NDEx (see Note 5 to our audited consolidated financial statements included in this annual report on Form 10-K). If we acquire new assets or businesses in the future, as we intend to do, we may record additional goodwill or intangible assets.

We assess our goodwill for impairment on an annual basis using a measurement date of November 30 and, based on this assessment for 2008, we have determined that our goodwill is not impaired. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill, Intangible Assets and Other Long-Life Assets” later in this report for information on our annual test of goodwill impairment. Under Generally Accepted Accounting Principles, or GAAP, we are also required to assess the impairment of our goodwill and identifiable intangible assets whenever events, circumstances or other conditions indicate that we may not recover the carrying value of the asset. If the uncertain political and regulatory environment regarding mortgage foreclosures as described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Regulatory Environment” and risk factors earlier in this report, the tight credit markets, the volatility of our stock price and any resulting decline in our market capitalization, along with other uncertainties, continue, we may be required to conduct an interim assessment of our goodwill and finite-lived intangible assets. As a result of this interim assessment, we may record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or identifiable intangible assets is determined. An impairment charge, if taken, could adversely affect our business, financial position, results of operations, and future earnings and, as a result, could cause our stock price to decline.

We have incurred in the past, and may incur in the future, net losses.

We incurred net losses of $(54.0) million and $(20.3) million for the years ended December 31, 2007 and 2006, respectively. These net losses were attributable to our non-cash interest expense related to redeemable preferred stock, which we do not expect to incur for periods after August 7, 2007 because we used a portion of the net proceeds of our initial public offering to redeem our preferred stock and do not anticipate issuing preferred stock in the future on terms that would require us to record a non-cash interest expense. However, we expect our operating expenses to increase in the future as we expand our operations. If our operating expenses exceed our expectations, whether because we are unable to realize the anticipated operational efficiencies from centralization of acquired accounting, circulation, advertising, production and appellate and default processing systems in a timely manner following future expansions or for other reasons, or if our revenues do not grow to offset these increased expenses, we may again incur net losses in the future.

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

We have, and will continue to have, significant debt and debt service obligations. Our credit agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which if not cured or waived, could result in the banks accelerating the maturity of our indebtedness or preventing us from accessing availability under our credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. In addition, the indebtedness under our credit agreement is secured by a security interest in substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries, and therefore, if we are unable to repay such indebtedness the banks could foreclose on these assets and sell the pledged equity interests, which could adversely affect our ability to operate our business.

We may be required to incur additional indebtedness if any of the minority members of APC exercises its put right with respect to its membership interest in APC.

Under the terms of APC’s operating agreement (as amended and restated), the minority members of APC have the right to require APC to repurchase all or any portion of their membership interests in APC (currently 15.3%). As of December 31, 2008, taking into account the change in ownership of APC and the additional debt incurred to finance the acquisition of NDEx in September 2008, the redemption value of the put right of the minority members of APC was $16.8 million. APC Investments and Feiwell & Hannoy (holding 9.3% in the aggregate) may exercise this right within the six month period following August 2, 2009. The remaining minority members of APC (holding 6.1% in the aggregate) may exercise this right within the six month period following September 2, 2012. We will incur additional indebtedness in the future if any minority member of APC exercises its put right because the purchase price paid by APC in connection with any such repurchase would be in the form of a three-year unsecured note. The principal amount of the note would be equal to (x) 6.25 times APC’s trailing twelve month EBITDA, less the aggregate amount of any interest-bearing indebtedness of APC as of the repurchase date, multiplied by (y) such minority member’s percentage ownership interest in APC. Such note would bear interest at a rate equal to prime plus 2%. If we are required to incur this additional indebtedness, it could decrease the amount of working capital available to fund our operations, which could impair our ability to operate and grow our business as planned.

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

These risks are in addition to those risks that third parties may claim to have patents or other intellectual property rights in our proprietary case management software systems, document conversion systems and other proprietary software products that are used by the operating units in our Professional Services Division. These risks are more fully described earlier in the “Risks Relating to Business in General” section of this annual report on Form 10-K.

Risks Associated with Purchasing Our Common Stock

Our common stock has a limited trading history and, during that time, the market price of our common stock has been, and may continue to be, highly volatile. The market price of our common stock depends on a variety of factors, which could cause our common stock to trade at prices below the price you have paid.

Our common stock has traded on the New York Stock Exchange under the symbol “DM” since August 2, 2007. Since that time and through March 9, 2009, the closing sales price of our common stock has ranged from a high of $30.84 to a low of $2.97 per share and since September 1, 2008, from a high of $15.01 per share (on September 2, 2008) to a low of $2.97 per share (on November 25, 2008). The market price of our common stock could continue to fluctuate significantly in the future. Some of the factors that could affect our share price include, but are not limited to:

•	variations in our quarterly or annual operating results;

•	changes in the legal or regulatory environment affecting our business;

•	changes in our earnings estimates or expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general; and

•	general economic, market and political conditions.

These factors could cause our common stock to trade at prices below the price you paid for our common stock, which could prevent you from selling your common stock at or above this price. In addition, the stock market in general, and the New York Stock Exchange in particular, has from time to time, and most recently since September

2008, experienced significant price and volume fluctuations that have affected the market prices of individual securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock or your rights as holders of our common stock.

In the future, we may attempt to increase our capital resources by offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes, shares of preferred stock or shares of our common stock. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. At December 31, 2008, we had an aggregate of 36,657,317 shares of common stock authorized but not issued and not reserved for issuance under our incentive compensation plan or employee stock purchase plan and 5,000,000 shares of authorized but unissued preferred stock. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue acquisitions and may issue shares of common stock in connection with these acquisitions. Further, we may issue additional equity interests in APC in connection with acquisitions of mortgage default processing service businesses. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.

Future sales of our common stock in the public market may adversely affect the market price of our common stock or our ability to raise additional capital.

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. Other than restricted shares of common stock issued to our employees under our incentive compensation plan and shares of our common stock held by our “affiliates,” all of our outstanding shares of common stock are freely tradeable. Shares held by our affiliates are subject to the volume, manner of sale, and notice restrictions of Rule 144. In addition, our certificate of incorporation permits the issuance of up to 70,000,000 shares of common stock. On July 30, 2008, we issued an aggregate of 4,000,000 shares of our common stock in connection with a private placement and, on October 3, 2008, we filed a prospectus with the Securities and Exchange Commission, covering the resale of those shares. Accordingly, these shares may be sold at any time, subject to compliance with applicable law. At December 31, 2008, we had an aggregate of approximately 37 million shares of our common stock authorized but unissued, exclusive of shares reserved for issuance under our equity compensation and employee stock purchase plan. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by current investors.

In connection with our initial public offering, we filed a registration statement on Form S-8 under the Securities Act covering 2,700,000 shares of common stock that have been issued or will be issuable pursuant to our incentive compensation plan and 900,000 shares of common stock that will be issuable pursuant to an employee stock purchase plan, to the extent we decide to implement one, which in the aggregate equals 12.0% of the aggregate number of shares of our common stock that are outstanding as of December 31, 2008. Accordingly, subject to applicable vesting requirements, the exercise of options, and the provisions of Rule 144 with respect to affiliates, shares registered under the registration statement on Form S-8 will be available for sale in the open market. In addition, we have granted most of the persons who were stockholders prior to our initial public offering registration rights with respect to their shares of our common stock.

Anti-takeover provisions in our amended and restated certificate of incorporation, amended and restated by-laws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that you may consider favorable or prevent the removal of our current board of directors and management.

Our amended and restated certificate of incorporation, amended and restated bylaws and stockholder rights plan could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock and your rights as a holder of our common stock. For example, our amended and restated certificate of incorporation and amended and restated bylaws (1) permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board, (2) stagger the terms of our board of directors into three classes and (3) impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholders’ meetings. In addition, our stockholder rights plan, which our board adopted on January 29, 2009, entitles the holders of rights, when exercisable, to acquire, in exchange for the exercise price of each right, shares of our common stock, having a value equal to two times the exercise price of each right. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board. We are also subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company. In addition, our bank credit facility contains provisions that could limit our ability to enter into change of control transactions.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive offices are located in Minneapolis, Minnesota, where we sublease approximately 22,700 square feet under a sublease terminating in February 2012. We own our office facilities in Phoenix, Arizona and Baltimore, Maryland, and we lease 25 other office facilities in 15 states for our Business Information Division under leases that terminate on various dates between June 2009 and January 2019. We also own our print facility in Minneapolis, Minnesota, and we lease print facilities in Baltimore, Maryland and Oklahoma City, Oklahoma, under leases that terminate in June 2009 and July 2010, respectively. Counsel Press leases 11 offices under leases terminating on various dates between August 2009 and October 2015. APC and our Michigan Lawyers Weekly publishing unit sublease an aggregate of approximately 30,000 square feet in suburban Detroit, Michigan, from Trott & Trott, PC, a law firm in which APC’s Chairman and Chief Executive Officer, David A. Trott, owns a majority interest, at a rate of $10.50 per square foot, triple net, which subleases expire on March 31, 2012. Trott & Trott leases these spaces from NW13, LLC, a limited liability company in which Mr. Trott owns 75% of the membership interests. NDEx leases approximately 97,400 square feet of office space in Texas under four operating leases that terminate on July 31, 2013, one of which it subleases from the Barrett law firm. We consider our properties suitable and adequate for the conduct of our business. We do not believe we will have difficulty renewing the leases we currently have or in finding alternative space in the event those leases are not renewed.

Item 3.	Legal Proceedings

We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, none of which we believe to be material to our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters for a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2008.

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

Period	High	Low

Year ended December 31, 2008
First Quarter	$29.94	$20.11
Second Quarter	$20.84	$16.08
Third Quarter	$22.51	$10.09
Fourth Quarter	$9.59	$2.97
Year ended December 31, 2007
Third Quarter (August 2, 2007 through September 30, 2007)	$25.44	$16.00
Fourth Quarter	$31.15	$23.31

On March 9, 2009, the closing price per share of our common stock was $6.20. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 9, 2009, there were 1,870 holders of record of our common stock.

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

Performance Graph

The following graph shows a comparison from August 2, 2007 (the date our common stock began trading on the New York Stock Exchange) through December 31, 2008, of cumulative stockholders total return for our common stock, companies we deem to be in our industry peer group for both our Business Information and Professional Services Divisions, the New York Stock Exchange Market Index and the Russell 3000 Index. The companies included in the industry peer group for Business Information consist of GateHouse Media, Inc. (GHS), Lee Enterprises Inc. (LEE), McClatchey Co. (MNI), Daily Journal Corp. (DJCO) and Journal Register Co. (JRC). Last year, the companies included in the industry peer group for Professional Services consisted of Automatic Data Processing, Inc. (ADP), Fidelity National Financial, Inc. (FNF), American Reprographics Co. (ARP), Dun & Bradstreet Corp. (DNB), Thompson-Reuters Corp (TOC) formerly Thompson Corp., and IHS, Inc. (IHS). This year, we have added Lender Processing Services, Inc. (LPS) and removed Fidelity National Financial (FNF) from our industry peer group for the Professional Services Division because Lender Processing Services is a spin-off of Fidelity National Financial that offers services to the mortgage default industry, an industry which our Professional Services Division also serves. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 was invested on August 2, 2007 in our common stock, the companies in our peer group indices (weighted based on market capitalization as of such date), the NYSE Market Index and the Russell 3000 Index, at the closing per share price on that date. Data for the NYSE Market Index, Russell 3000 Index and our peer groups assume reinvestment of dividends. Since our common stock began trading on the New York Stock Exchange, we have not declared any dividends to be paid to our stockholders and do not have any present plans to declare dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG DOLAN MEDIA CO., NYSE MARKET INDEX,
RUSSELL 3000 INDEX AND PEER GROUP INDEXES

Source:  Morningstar, Inc.

Unregistered Sales of Securities and Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock nor did we have any unregistered sales of securities during the fourth quarter of 2008.

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial data for the years and as of the dates presented below. You should read the following information along with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes, all of which are included elsewhere in this annual report on Form 10-K. We derived the historical statement of operations and balance sheet data for the years ended December 31, 2008, 2007, and 2006 and as of December 31, 2008 and 2007, from our audited consolidated financial statements, included in this annual report on Form 10-K. We derived the historical statement of operations data for the fiscal years ended December 31, 2005 and 2004 and the historical balance sheet data as of December 31, 2006, 2005 and 2004, from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of the results of operations to be expected for future periods. We derived the non-GAAP data from our historical financial data.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Business Information revenues	$90,450	$84,974	$73,831	$66,726	$51,689
Professional Services revenues	99,496	67,015	37,812	11,133	—

Total revenues	189,946	151,989	111,643	77,859	51,689

Total operating expenses	159,875	125,228	92,711	69,546	47,642
Equity in earnings of Detroit Legal News
Publishing, LLC, net of amortization	5,646	5,414	2,736	287	—

Operating income	35,717	32,175	21,668	8,600	4,047
Non-cash interest expense related to
redeemable preferred stock(1)	—	(66,132)	(28,455)	(9,998)	(2,805)
Interest expense, net	(8,473)	(8,521)	(6,433)	(1,874)	(1,147)
Break-up fee and other expense, net	(1,467)	(8)	(202)	—	—

Income (loss) from continuing operations before income taxes and minority interest	25,777	(42,486)	(13,422)	(3,272)	95
Income tax expense	(9,209)	(7,863)	(4,974)	(2,436)	(889)
Minority interest in net income of subsidiary(2)	(2,265)	(3,685)	(1,913)	—	—

Income (loss) from continuing operations(3)	$14,303	$(54,034)	$(20,309)	$(5,708)	$(794)

Income (loss) from continuing operations per share(3)(4)
Basic	$0.53	$(3.41)	$(2.19)	$(0.64)	$(0.09)
Diluted	$0.53	$(3.41)	$(2.19)	$(0.64)	$(0.09)
Weighted average shares outstanding(4)
Basic	26,985	15,868	9,254	8,845	8,820
Diluted	27,113	15,868	9,254	8,845	8,820
Non-GAAP Data:
Adjusted EBITDA(5)	$55,395	$43,108	$28,776	$13,353	$6,875
Adjusted EBITDA margin(5)	29.2%	28.4%	25.8%	17.2%	13.3%
Cash earnings(6)	$23,234	$18,293	$12,397	$6,307	$3,003
Cash earnings per diluted share(6)	$0.86	$1.15	$1.34	$0.71	$0.34

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,456	$1,346	$786	$2,348	$19,148
Total working capital (deficit)	(12,588)	(5,460)	(8,991)	(6,790)	13,886
Total assets	471,304	226,367	186,119	135,395	116,522
Long-term debt, less current portion	143,450	56,301	72,760	36,920	29,730
Redeemable preferred stock	—	—	108,329	79,740	69,645
Total liabilities and minority interest	248,874	97,191	214,994	144,238	117,898
Total stockholders’ equity (deficit)	222,430	129,176	(28,875)	(8,843)	(1,376)

(1)	Consists of accrued but unpaid dividends on our series A preferred stock and series C preferred stock and the change in fair value of the shares of our series C preferred stock, with each share of our series C preferred stock being convertible into (1) one share of our series B preferred stock and (2) a number of shares of our series A preferred stock and our common stock for periods from August 1, 2003 through August 7, 2007. The conversion of our series C preferred stock and redemption of our preferred stock upon the consummation of our initial public offering in 2007 has eliminated the non-cash interest expense we record for the change in fair value of our series C preferred stock.

(2)	Consists of the following minority interest in APC:

		APC		Sellers of
	Trott &	Investments,	Feiwell &	NDEx
	Trott	LLC	Hannoy	(as a Group)

March 14, 2006 — January 8, 2007	19.0%	—	—	—
January 9, 2007 — November 30, 2007	18.1%	—	4.5%	—
December 1, 2007 — January 31, 2008	9.1%	—	2.3%	—
February 1, 2008 — February 21, 2008	—	9.1%	2.3%	—
February 22, 2008 — September 1, 2008	—	9.1%	2.0%	—
September 2, 2008 — December 31, 2008	—	7.6%	1.7%	6.1%

On March 14, 2006, we acquired an 81% interest in American Processing Company, LLC from Trott & Trott, P.C. In connection with APC’s acquisition of the mortgage default processing services business of Feiwell & Hannoy on January 9, 2007, APC issued to Feiwell & Hannoy a 4.5% membership interest in APC. On November 30, 2007, we purchased 9.1% and 2.2% of the then-outstanding membership interests of each of Trott & Trott and Feiwell & Hannoy. On February 1, 2008, Trott & Trott assigned its ownership interest in APC to APC Investments, LLC, an affiliate of Trott & Trott. On February 22, 2008, APC made a capital call to fund the acquisition of the mortgage default processing services business of Wilford & Geske, P.A., in which Feiwell & Hannoy declined to participate, thereby diluting its interest in APC. To fund in part, the acquisition of NDEx, APC made a capital call, in which neither APC Investments nor Feiwell & Hannoy participated, thereby diluting their interests. The minority interests of APC Investments and Feiwell & Hannoy were further diluted when APC issued a 6.1% membership interest to the sellers of NDEx (as a group) on September 2, 2008, in partial consideration for the acquisition of NDEx.

Under the terms of APC’s operating agreement, we are required to distribute, on a monthly basis, APC’s earnings before interest, taxes, depreciation and amortization, less debt service with respect to any interest-bearing indebtedness of APC, capital expenditures and working capital to each of APC’s members. The distributions are made pro-rata in relation to the common membership interests each member owns.

(3)	Excludes income or loss from discontinued operations of our telemarketing operation in September 2005.

(4)	Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. For those periods prior to August 7, 2007, the date on which we converted and/or redeemed all outstanding shares of preferred stock, including the Series C preferred stock, we used a two-class method of income allocation to determine net-income (loss), except during periods of net losses, because we believe that the Series C preferred stock was a participating security because the holders of the convertible preferred stock participated in any dividends paid on its common stock on an as converted basis. Under this method, net income (loss) is allocated on a pro rata basis to the common and Series C preferred stock to the extent that each class may share in income for the period had it been distributed. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 13 of our consolidated financial statements included in this annual report on Form 10-K for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

(5)	The adjusted EBITDA measure presented consists of income (loss) from continuing operations (1) before (a) non-cash interest expense related to redeemable preferred stock; (b) interest expense, net; (c) income tax expense; (d) depreciation and amortization; (e) non-cash compensation expense; (f) minority interest in net income of subsidiary; and (g) non-recurring income and/or expense; and (2) after minority interest distributions paid. Adjusted EBITDA margin is the ratio of adjusted EBITDA to total revenues. We are providing adjusted EBITDA, a non-GAAP financial measure, along with GAAP measures, as a measure of profitability because adjusted EBITDA helps us evaluate and compare our performance on a consistent basis for different periods of time by removing from our operating results the impact of the non-cash interest expense arising from the common stock conversion option in our series C preferred stock (which has had no impact on our financial performance after August 7, 2007, the date we redeemed all outstanding shares of preferred stock, including shares issued upon conversion of the Series C preferred stock), as well as the impact of our net cash or borrowing position, operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization, which impact has been significant and fluctuated from time to time due to the variety of acquisitions that we have completed since our inception. Similarly, our presentation of adjusted EBITDA also excludes non-cash compensation expense because this is a non-cash charge for stock options and restricted stock grants that we have granted. We exclude this non-cash expense from adjusted EBITDA because we believe any amount we are required to record as share-based compensation expense contains subjective assumptions over which our management has no control, such as share price and volatility.

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

We also adjust EBITDA for non-recurring items of income and expense because we believe that, due to their unusual and infrequent nature, they do not provide meaningful information about our financial performance as they are not typically related to our on-going operations. For purposes of this adjustment, non-recurring items include items of income or expense that are not reasonably likely to recur within two years or for which there was not a similar item of income or expense within the prior two year period. We have recently revised our definition of adjusted EBITDA to adjust for these items. In our calculation of adjusted EBITDA for the year ended December 31, 2008, we excluded a $1.5 million break-up fee we paid in the third quarter of 2008. We have excluded this break-up fee because it was a one-time expense that was specific to an agreement with the sellers of a business we intended to acquire, but did not. We have not entered into such break-up or termination agreements with sellers of other acquisition targets and do not intend to enterer into other similar agreements. There were no items of non-recurring income or expense in previous periods.

Accordingly, we believe that adjusted EBITDA is meaningful information about our business operations that investors should consider along with our GAAP financial information. We use adjusted EBITDA for planning purposes, including the preparation of internal annual operating budgets, and to measure our operating performance and the effectiveness of our operating strategies. We also use a variation of adjusted EBITDA in monitoring our compliance with certain financial covenants in our credit agreement and are using adjusted EBITDA to determine performance-based short-term incentive payments for our executive officers and other key employees.

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

The following is a reconciliation of income (loss) from continuing operations to adjusted EBITDA (in thousands):

	Years Ended December 31,
	2008	2007	2006	2005	2004

Income (loss) from continuing operations	$14,303	$(54,034)	$(20,309)	$(5,708)	$(794)
Non-cash interest expense related to redeemable preferred stock	—	66,132	28,455	9,998	2,805
Interest expense, net	8,473	8,521	6,433	1,874	1,147
Income tax expense	9,209	7,863	4,974	2,436	889
Amortization expense	11,793	7,526	5,156	3,162	1,550
Depreciation expense	5,777	3,872	2,442	1,591	1,278
Amortization of DLNP intangible	1,508	1,459	1,503	—	—
Non-cash compensation expense	1,918	970	52	—	—
Non-recurring expense	1,500	—	—	—	—
Minority interest in net income of subsidiary	2,265	3,685	1,913	—	—
Cash distributions to minority interest	(1,351)	(2,886)	(1,843)	—	—

Adjusted EBITDA	$55,395	$43,108	$28,776	$13,353	$6,875

(6)	The cash earnings measure presented consists of income (loss) from continuing operations before (a) non-cash interest expense related to redeemable preferred stock; (b) non-cash interest income related to the change in fair value of interest rate swaps; (c) amortization expense; and (d) an adjustment to income tax expense related to the reconciling items above at the appropriate tax rate (then-in-effect). We calculate the cash earnings per diluted share measure presented by dividing cash earnings by the weighted average number of diluted common shares outstanding during the period.

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

Although these are relatively new metrics for us (first reported for the six months ended June 30, 2008), we believe that they provide meaningful information about our business operations that investors should consider along our GAAP financial information. We have begun using these metrics to measure our operating performance and the effectiveness of our operating strategies. We use cash earnings and cash earnings per diluted share for planning purposes, including the preparation of internal annual operating budgets for the twelve months ending December 31, 2009.

Cash earnings and cash earnings per share are both non-GAAP measures that have limitations because they do not include all items of income and expense that affect our operations. Neither of these non-GAAP financial measures is prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income (loss), net income (loss) per diluted share, or any other measure of performance or liquidity derived in accordance with GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, it should be noted that companies calculate cash earnings and cash earnings per diluted share differently and, therefore, cash earnings and cash earnings per diluted share as presented for us may not be comparable to the calculations of cash earnings and cash earnings per diluted share reported by other companies.

The following is a reconciliation of our income (loss) from continuing operations to cash earnings and cash earnings per diluted share (in thousands, except share and per share data):

	Years Ended December 31,
	2008	2007	2006	2005	2004

Income (loss) from continuing operations	$14,303	$(54,034)	$(20,309)	$(5,708)	$(794)
Non-cash interest expense related to redeemable preferred stock	—	66,132	28,455	9,998	2,805
Non-cash interest income related to the change in fair value of interest rate swaps	1,388	1,237	187	—	—
Amortization of intangibles	11,793	7,526	5,156	3,162	1,550
Amortization of DLNP intangible	1,508	1,459	1,503	—	—
Adjustment to income tax expense related to reconciling items at effective tax rate	(5,758)	(4,027)	(2,595)	(1,145)	(558)

Cash earnings	$23,234	$18,293	$12,397	$6,307	$3,003

Net income (loss) per diluted share	$0.53	$(3.41)	$(2.19)	$(0.64)	$(0.09)
Cash earnings per diluted share	$0.86	$1.15	$1.34	$0.71	$0.34
Weighted average diluted shares outstanding	27,112,683	15,868,033	9,253,972	8,845,101	8,820,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of necessary business information and professional services to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating segments: our Business Information Division and our Professional Services Division. Our Business Information Division currently publishes 58 print publications consisting of 13 paid daily publications, 31 paid non-daily publications and 14 non-paid non-daily publications. In addition, we provide business information electronically through our 43 online publication web sites, our 24 event and other non-publication web sites, and our email notification systems. Our Professional Services Division comprises two operating units: APC and Counsel Press. APC provides mortgage default processing services to six law firm customers as well as directly to mortgage lenders and loan servicers in California. It currently operates primarily in California, Georgia, Indiana, Michigan, Minnesota, and Texas. Counsel Press provides appellate services to law firms and attorneys nationwide.

Largely as a result of the businesses we acquired this year, including the acquisition of NDEx, our total revenues increased $38.0 million, or 25.0%, from $152.0 in 2007 to $189.9 million in 2008. Our operating income increased by $3.5 million to $35.7 million in 2008 compared to 2007. Acquisitions, including our acquisition of NDEx in September 2008, accounted for the majority of the 27.7% increase in our operating expenses last year. Further, net income increased significantly from a net loss of $54.0 million in 2007 to net income of $14.3 million in 2008. This increase is largely due to the fact that we no longer record interest on our series C preferred stock redeemed in connection with our initial public offering in August 2007. This interest expense in 2007 was $66.1 million.

Recent Developments

Regulatory Environment

Over the past year, federal, state and local governmental entities have proposed, and in some cases, enacted legislation or taken other action that may have an adverse impact on the number of mortgage defaults case files referred to APC for processing and the number of foreclosure public notices placed in our Business Information products and DLNP (our minority investment) for publication. For example, the Maryland legislature passed HB 365, which, among other things, requires a lender to wait 90 days after default to commence a foreclosure. The California legislature passed SB 1137, which requires lenders to contact homeowners at least 30 days before filing a notice of default to explore options to avoid foreclosure. The federal government enacted the Hope for Homeowners Act of 2008 and the Emergency Economic Stabilization Act to bring relief to distressed homeowners and provide funds to troubled financial institutions, respectively. The Federal Housing Finance Agency, Fannie Mae and Freddie Mac announced the Streamlined Modification Program, which is designed to make mortgage payments more affordable, and Fannie Mae announced the temporary suspension of foreclosure sales. In addition, certain state and local governments have interpreted the Emergency Economic Stabilization Act as preempting state and local foreclosure requirements. Further, various lender and mortgage servicers have voluntarily focused their attention on loss mitigation, loan modification and similar efforts, including moratoria on certain foreclosure sales, in an attempt to reduce the number of mortgage defaults.

Most recently, the new administration announced the Homeowner Affordability and Stability Plan in an attempt to address the continuing rise in mortgage delinquencies and mortgage defaults. Under this plan, the federal government has detailed requirements for the “Making Home Affordable” program which offers qualified homeowners with a loan-to-value ratio above 80% the opportunity to apply for mortgage refinancing at lower interest rates. The “Making Home Affordable” program also announced loan modification guidelines that are expected to become standard industry practice in pursuing affordable and sustainable mortgage modifications. The loan modification program guidelines are expected to work in tandem with an expanded Hope for Homeowners program. According to the United States Department of Treasury, the “Making Home Affordable” plan is estimated to offer assistance to between 7 and 9 million homeowners.

Given the uncertain regulatory environment and potential effect on businesses, we have developed a number of cost-containment plans across our divisions, including decreases in discretionary spending, staff reductions through various methods (including attrition) and the transition of some print publications to on-line. Further, should any of these regulatory changes constitute a triggering event for purposes of testing the impairment of goodwill, we may be required to take an impairment charge and such a charge, if taken, could adversely affect our business, financial position and results of operation, although we do not expect it to affect our ability to comply with the covenants under our credit agreement. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Goodwill, Intangible Assets and other Long-Lived Assets” below for more information about events that could trigger interim impairment testing of our goodwill.

Adoption of Stockholder Rights Plan

On January 29, 2009, our board adopted a Stockholder Rights Plan, which is designed to protect our stockholders from potentially coercive takeover practices or takeover bids and to prevent an acquirer from gaining control of the company without offering a fair price to our stockholders. The plan is not intended to deter offers that are fair or otherwise in the best interests of our stockholders or us.

This plan is similar to plans that other public companies have adopted and our adoption of this plan was not prompted by any external actions. We have received no hostile communications or takeover approaches of any kind. We adopted the plan to give our board time to evaluate and respond to any unsolicited future attempts to acquire our company.

In connection with the adoption of this plan, our board declared a dividend of one junior participating preferred stock purchase right for each outstanding share of our common stock, payable to the stockholders of record on February 9, 2009. Stockholders may request a copy of this plan by writing to our corporate secretary at our principal offices, 222 South Ninth Street, Suite 2300, Minneapolis, MN 55402.

Acquisition of NDEx

On September 2, 2008, APC acquired all of the outstanding equity interests in NDEx. APC acquired the equity interests of NDEx for a total of $167.5 million in cash, of which $151.0 million was paid to or on behalf of the sellers of NDEx, $15.0 million was placed in escrow to secure payment of indemnification claims and an additional $1.5 million was held back pending working capital adjustments. In addition to the cash payments, APC also issued to the sellers of NDEx an aggregate 6.1% interest in APC, which had an estimated fair market value of approximately $11.6 million on July 28, 2008, the date the parties signed the equity purchase agreement. We also issued to the sellers of NDEx 825,528 shares of our common stock. In addition to the payments and issuance of APC interests and common stock described above, we may be obligated to pay the sellers of NDEx up to an additional $13.0 million in cash based upon the adjusted EBITDA for NDEx during the four complete calendar quarters following the closing of the acquisition. If the adjusted EBITDA for NDEx equals or exceeds $28.0 million during such four-quarter period, we will pay the sellers the maximum $13.0 million earn out payment. However, the maximum earn out payment of $13.0 million will be reduced by $7.50 for each $1.00 that NDEx’s adjusted EBITDA for such four-quarter period is less than the $28.0 million target. The working capital target of $2.0 million as set forth in the equity purchase agreement was not met, as there was an actual working capital (deficit) of $(1.4) million. As a result, APC recovered the $3.4 million shortfall by having the sellers of NDEx release the $1.5 million holdback payable to them and by taking receipt of $1.9 million out of the escrow.

In connection with this acquisition, NDEx amended and restated its services agreement with the law firm Barrett Daffin Frappier Turner & Engel, LLP. The services agreement provides for the exclusive referral of residential mortgage default files from the Barrett law firm to NDEx for servicing. This agreement has an initial term of twenty-five years, which term may be automatically extended for successive five year periods unless either party elects to terminate the term then-in-effect with prior notice. Under the services agreement, NDEx is paid a fixed fee for each residential mortgage default file referred by the Barrett law firm to NDEx for servicing, with the amount of such fixed fee being based upon the type of file. In addition, the Barrett law firm pays NDEx a monthly trustee foreclosure administration fee. The amount of such fee is based upon the number of files the Barrett law firm has referred to NDEx for processing during the month. NDEx may amend these fees on a quarterly basis during 2009 and on an annual basis beginning in 2010 upon notice to the Barrett law firm. However, if the Barrett law firm files a timely notice of objection to the proposed amended fees, NDEx and the Barrett law firm have agreed to negotiate amended fees that are agreeable to both parties or to retain the existing fees. In addition to the services agreement, NDEx also entered into noncompetition agreements with the key managers of NDEx and with the Barrett law firm. The sellers of NDEx included Michael C. Barrett, Jacqueline M. Barrett, Mary A. Daffin, Robert F. Frappier, James C. Frappier, Abbe L. Patton and Barry Tiedt, all of whom also remained employees of NDEx. Each of these individuals, except Jacqueline M. Barrett, Abbe L. Patton and Barry Tiedt, are also attorneys for the Barrett law firm. Until his death in January 2009, Michael C. Barrett, the managing partner of the Barrett law firm, served as president and chairman emeritus of NDEx. Thereafter, APC appointed James C. Frappier, the new managing partner of the Barrett law firm, to serve as NDEx’s president.

NDEx is a wholly-owned subsidiary of APC. Much like APC, NDEx provides mortgage default processing services, primarily for the Barrett law firm in Texas. During 2007, NDEx began providing these services in California to an affiliate of the Barrett law firm and also directly to mortgage lenders and loan servicers (instead of for a law firm that has such lenders and servicers as clients). Unlike other states, foreclosure and certain other mortgage default processes may be undertaken by non-attorneys in California. In 2008, NDEx started providing mortgage default processing services to an affiliate of the Barrett law firm for foreclosures and other related files in Georgia.

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

As a result of this acquisition, we have a number of duplicative positions between NDEx and APC and have evaluated the elimination of these positions to achieve synergies and cost saving in combining these functions. We recorded, as additional purchase price, a liability of $1.5 million in estimated severance costs in connection with the anticipated elimination of these positions, which we expect to pay out in cash within the next twelve months. The liability was included in goodwill in the preliminary allocation of the purchase price. We have not yet executed on this plan and, accordingly, have not eliminated any positions between NDEx or APC or made any severance payments as of the date of this annual report on Form 10-K. We are continuing to evaluate this plan and, as a result, the amount we have recorded as a liability may change.

Private Placement of Common Stock

On July 28, 2008, we signed a securities purchase agreement to sell an aggregate of 4,000,000 unregistered shares of our common stock for $16.00 per share. This sale closed on July 30, 2008. We received net proceeds of approximately $60.5 million from this private placement. We used all of the net proceeds from this private placement to fund, in part, the acquisition of NDEx (described above). In connection with this securities purchase agreement, we filed, and the SEC declared effective, a registration statement covering the re-sale of the privately placed shares on October 3, 2008.

Amendment to Credit Facility

In connection with the transactions described above, we amended our credit facility with the syndicate of lenders who are party to our second amended restated credit facility. Specifically, on July 28, 2008, we and our consolidated subsidiaries signed a first amendment to the credit facility. In addition to approving the acquisition of NDEx and waiving the requirement that we use 50% of the proceeds from the private placement to pay down indebtedness under the credit facility (both described above), the amendment (1) reduces the senior leverage ratio we and our consolidated subsidiaries are required to maintain as of the last day of each fiscal quarter from no more than 4.50 to 1.00 to no more than 3.50 to 1.00 and (2) increases the interest rate margins charged on the loans under the credit facility to up to 1.0%. We paid approximately $0.4 million in fees in connection with this amendment.

Changes in our Ownership in APC

On November 30, 2007, we increased our majority ownership interest in APC to 88.7% by acquiring 9.1% and 2.3% of the outstanding membership units in APC from the minority members, Trott & Trott and Feiwell & Hannoy, respectively. We paid a total of $15.6 million for these units, of which we paid $12.5 million to Trott & Trott and $3.1 million to Feiwell & Hannoy. After the acquisition of these membership interests, our minority partners, Trott & Trott and Feiwell & Hannoy, owned 9.1% and 2.3%, respectively, of APC. At the same time, the members of APC amended and restated APC’s operating agreement as it related to the right of Trott & Trott and Feiwell & Hannoy to demand that we acquire their minority interest in APC. Please refer to “Minority Interest in Net Income of Subsidiary” for more information about this right of the minority members. In connection with the acquisition of mortgage default processing services business of Wilford & Geske in February 2008, APC made a capital call. Feiwell & Hannoy declined to participate in the capital call. We contributed Feiwell & Hannoy’s share of the capital call and, as a result, our interest in APC increased to 88.9% and Feiwell & Hannoy’s decreased to 2.0% of the outstanding membership interests of APC. Also, in February 2008, Trott & Trott assigned its interest in APC to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including APC Chairman and Chief Executive Officer, David A. Trott. In connection with the closing of the acquisition of NDEx, APC made a capital call in which both APC Investments and Feiwell & Hannoy declined to participate. We contributed each of APC Investments and Feiwell & Hannoy’s portions of the capital call. Also, in connection with the acquisition, APC issued 6.1% of its outstanding membership interests to the sellers of NDEx, or their designees, as applicable. As a result of these transactions, Feiwell & Hannoy’s, APC Investments’ and our ownership interests in APC were diluted. Accordingly, at September 2, 2008 and through December 31, 2008, we, along with APC’s minority members, owned the following interests in APC:

Percent of Outstanding
Membership
Member	Interests of APC

Dolan APC, LLC (the Company’s wholly-owned subsidiary)	84.7%
APC Investments, LLC (an affiliate of Trott & Trott)	7.6%
Feiwell & Hannoy, Professional Corporation	1.7%
Sellers of NDEx (as a group)	6.1%

Recent Acquisitions

We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions. In addition to the NDEx acquisition described above, we consummated the following significant acquisitions during 2008 and 2007:

Business Information

On February 13, 2008, we acquired the assets of Legal and Business Publishers, Inc., which include The Mecklenburg Times, an 84-year old court and commercial publication located in Charlotte, North Carolina, and electronic products, including www.mecktimes.com and www.mecklenburgtimes.com. For these assets, we paid $2.8 million in cash on the closing date and an additional $500,000 on May 13, 2008. In addition, we incurred acquisition costs of approximately $95,000. During 2008, we also paid Legal and Business Publishers, Inc. an additional aggregate $497,500 because the revenues we earned from the assets had exceeded the earn-out targets set forth in the purchase agreement for the six and twelve months period following closing.

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

On January 9, 2007, APC entered the Indiana market by acquiring the mortgage default processing service business of the law firm of Feiwell & Hannoy for $13.0 million in cash, a $3.5 million promissory note payable in two equal annual installments of $1.75 million, which has been paid in full, with no interest accruing on the note, and a 4.5% membership interest in APC. Under the terms of the asset purchase agreement with Feiwell & Hannoy, we were required to guaranty APC’s obligations under the note payable to Feiwell & Hannoy. In connection with this guaranty, Trott & Trott executed a reimbursement agreement with us, whereby Trott & Trott agreed to reimburse us for 19.0% (its then-ownership percentage) of any amounts we are required to pay to Feiwell & Hannoy pursuant to our guaranty of the note. At the same time, APC also entered an exclusive service agreement with Feiwell & Hannoy for the referral of mortgage default, foreclosure, bankruptcy, eviction and other mortgage default related files to us for processing. The agreement is for an initial term of 15 years and is subject to automatically renew for two additional ten year periods unless either party elects to terminate the term then-in-effect with prior notice.

We have accounted for each of the acquisitions described above, including the acquisition of NDEx described in “Recent Developments,” under the purchase method of accounting. We have included the results of the acquisitions of NDEx and the mortgage default processing services business of Feiwell & Hannoy and Wilford & Geske in our Professional Services segment. We have included the results of the acquired businesses of Venture Publications, Inc. and Legal and Business Publishers, Inc. in our Business Information segment. We have included each acquisition in our consolidated financial statements since the date of such acquisition.

Revenues

We derive revenues from two operating segments, our Business Information Division and our Professional Services Division. For the year ended December 31, 2008, our total revenues were $189.9 million, and the percentage of our total revenues attributed to each of our segments was as follows:

•	47.6% from our Business Information Division; and

•	52.4% from our Professional Services Division.

Business Information.  Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising, which consists of display and classified advertising in our print products and web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 17.7% of our total revenues and 37.1% of our Business Information Division’s revenues for the year ended December 31, 2008. We recognize display and classified advertising revenues upon placement of an advertisement in one of our publications or on one of our web sites. We recognize display and classified advertising revenues generated by sponsorships, advertising and ticket sales from local events when those events are held. Advertising revenues are driven primarily by the volume, price and mix of advertisements published, as well as how many local events are held.

We publish 305 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 21.8% of our total revenues and 45.9% of our Business Information Division’s revenues for the year ended December 31, 2008. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published. This is primarily affected by the number of residential mortgage foreclosures in the 14 markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

We sell our business information products primarily through subscriptions. For the year ended December 31, 2008, our circulation revenues, which consist of subscriptions and single-copy sales, accounted for 7.2% of our total revenues and 15.1% of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation revenues are driven by the number of copies sold and the subscription rates charged to customers. Our other business information revenues, comprising sales from commercial printing and database information, accounted for 0.9% of our total revenues and 2.0% of our Business Information Division’s revenues for the year ended December 31, 2008. We recognize our other Business Information revenues upon delivery of the printed or electronic product to our customers.

Professional Services.  Our Professional Services Division generates revenues primarily by providing mortgage default processing and appellate services through fee-based arrangements. Through APC, we assist six law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. We also provide these services directly to mortgage lenders and loan servicers in California for foreclosure files. We also provide loan modification and loss mitigation support on mortgage default files to our customers. We also provide, through NDEx, related real estate title work primarily to the Barrett law firm. Shareholders and/or principal attorneys of our law firm customers, including David A Trott, Chairman and Chief Executive Officer of APC, are executive management employees of APC or NDEx.

For the year ended December 31, 2008, we serviced approximately 204,100 mortgage default case files. Of these, Wilford & Geske (which we began servicing in February 2008), and the Barrett law firm and our non-law firm customers in California (which we began servicing in September 2008) referred, in the aggregate, approximately 70,800 mortgage default case files to us for processing during 2008. Our mortgage default processing service revenues accounted for 44.5% of our total revenues and 85.0% of our Professional Services Division’s revenues during 2008. We believe mortgage default file volume, and thus mortgage default processing revenues, tend to be lower in the second quarter of each year because homeowners receive income tax refunds that they can apply towards their residential mortgages during the second quarter. We recognize mortgage default processing service revenues on a ratable basis over the period during which the services are provided, the calculation of which requires management to make estimates. We consolidate the operations, including revenues, of APC and record a minority interest adjustment for the percentage of earnings that we do not own. See “Minority Interests in Net Income of Subsidiary” above for a description of the impact of the minority interests in APC on our operating results. With the exception of foreclosure files referred to us by Feiwell & Hannoy and California foreclosure files processed by NDEx, we bill our customers for services performed and record amounts billed for services not yet performed as deferred revenue. For foreclosure files referred to us by Feiwell & Hannoy, we bill Feiwell & Hannoy in two installments and record amounts for services performed but not yet billed as unbilled services and amounts billed for services not yet performed as deferred revenue. For California foreclosure files processed by us, we bill our customers for services at the time the file is complete and record amounts billed for services performed, but not yet billed, as unbilled services. In California, because we provide mortgage default processing services directly to mortgage lenders and loan servicers, we incur certain costs on behalf of our customers, such as trustee sale guarantees, title policies, and post and publication charges. We pass these costs directly through to our customers, and bill them at the time the file is complete. In accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” we have determined that such expenses should be recorded at net and, accordingly, do not record any revenue for these pass-through costs. See “Critical Accounting Policies — Revenue Recognition” below for more information about our policies relating to these pass-through costs. We also provide title services primarily to the Barrett law firm, and we bill for these services when the title matter is completed and recognize revenue as we perform the services.

We have entered into long-term services agreements with each of our law firm customers. These agreements provide for the exclusive referral of files from the law firms to APC for servicing, except that Trott & Trott and the Barrett law firm may refer files elsewhere if they are otherwise directed by clients. Our agreements with Trott & Trott, Feiwell & Hannoy and Wilford & Geske have initial terms of fifteen years, which terms may be automatically extended for up to two successive ten year periods unless either party elects to terminate the term then-in-effect with prior notice. Our agreements with the Barrett law firm have initial terms of twenty-five years, which terms may be automatically extended for successive five year periods unless either party elects to terminate the term then-in-effect with prior notice. Under each services agreement, we are paid a fixed fee for each residential mortgage default file referred by the law firm to us for servicing, with the amount of such fixed fee being based upon the type of file. We receive this fixed fee upon referral of a foreclosure case file, which consists of any mortgage default case file referred to us, regardless of whether the case actually proceeds to foreclosure. If such file leads to a bankruptcy, eviction or litigation proceeding, we are entitled to an additional fixed fee in connection with handling a file for such proceedings. We also receive a fixed fee for handling files in eviction, litigation and bankruptcy matters that do not originate from mortgage foreclosure files. The Barrett law firm also pays us a monthly trustee foreclosure administration fee. The amount of this fee is based upon the number of foreclosure files the Barrett law firm refers to us for processing during the month.

APC’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which we do business as well as how many of the files we handle that actually result in evictions, bankruptcies and/or litigation. Our agreement with Trott & Trott contemplates the review and possible revision of the fees for services we provide every two years beginning on or before January 1, 2008. Under the Feiwell & Hannoy and Wilford & Geske agreements, the fixed fee per file increases on an annual basis through 2012 and 2013, respectively, to account for inflation as measured by the consumer price index. We and such customers will review and possibly revise the fee schedule for future years. Our agreement with the Barrett law firm allows us to amend the fees the Barrett law firm pays to us on a quarterly basis during 2009 and on an annual basis beginning in 2010 upon notice to the Barrett law firm. However, if the Barrett law firm files a timely notice of objection to the proposed amended fees, we and the Barrett law firm have agreed to negotiate amended fees that are agreeable to both parties or retain the existing fees. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected. During the first quarter of 2009, we revised our fee structure with Trott & Trott and Feiwell & Hannoy, increasing the fixed per file fee paid for each file referred to us.

Through Counsel Press, we assist law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendice, in paper and electronic formats, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. These revenues tend to be lower in the second quarter of each year because there are typically fewer appellate filings during such quarter as a result of court recesses. For the year ended December 31, 2008, our appellate service revenues accounted for 7.9% of our total revenues and 15.0% of our Professional Services Division’s revenues. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the year ended December 31, 2008, we provided appellate services to attorneys in connection with approximately 8,700 appellate filings, respectively, in federal and state courts. We recognize appellate service revenues as the services are provided, which is when our final appellate product is filed with the court.

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

Equity in Earnings of The Detroit Legal News Publishing

We own 35.0% of the membership interests in DLNP, the publisher of The Detroit Legal News and ten other publications. We account for our investment in DLNP using the equity method. For the years ended December 31, 2008, 2007 and 2006, our percentage share of DLNP’s earnings was $5.6 million, $5.4 million, and $2.7 million, respectively, which we recognized as operating income. This is net of amortization of $1.5 million for all three periods. Michigan tax law changed in 2008, resulting in an offset to the increase in equity earnings of approximately $0.4 million for the year ended December 31, 2008, compared to the prior year. APC handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP. As lenders focus on, or are required to engage, in loss mitigation, loan modification plans and other activities that delay or prevent foreclosures, and thus, the publication of foreclosure notices, we expect the rate of growth of income earned through our percentage share of DLNP’s earnings to decline in 2009.

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

Minority Interest in Net Income of Subsidiary

Minority interest in net income of subsidiary for the year ended December 31, 2008 consisted of the following:

•	a 9.1% membership interest in APC held by Trott & Trott from January 1, 2008, through January 31, 2008, and APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including APC Chairman and Chief Executive Officer Dave Trott and APC’s two executive vice presidents in Michigan, from February 1, 2008, through September 1, 2008; and a 7.6% membership interest in APC that APC Investments held for the period September 2, 2008, through December 31, 2008;

•	a 2.3% membership interest in APC that Feiwell & Hannoy held for the period of January 1, 2008, through February 21, 2008; a 2.0% membership interest in APC that Feiwell & Hannoy held for the period of February 22, 2008, through September 1, 2008; and a 1.7% membership interest in APC that Feiwell & Hannoy held for the period September 2, 2008, through December 31, 2008; and

•	a 6.1% membership interest in APC held by the sellers of NDEx (as a group) from September 2, 2008, through December 31, 2008.

You should refer to “Recent Developments — Changes in our Ownership in APC” earlier in this Item 7 for information about the change in our ownership in APC during the year ended December 31, 2008.

Under the terms of the APC operating agreement, each month, we are required to distribute the excess of APC’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of APC, capital expenditures and working capital reserves to APC’s members on the basis of common equity interest owned. We paid the following distributions during the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007

APC Investments*	$1,098	$2,349
Feiwell & Hannoy	253	537
Sellers of NDEx (as a group)**	—	—

Total	$1,351	$2,886

*	Trott & Trott prior to February 1, 2008

**	Members of APC since September 2, 2008.

During 2008, we only paid distributions to our minority partners in the first and second quarters because there was a deficit in the cash distribution calculation for the third and fourth quarters of 2008.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with GAAP. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

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

We believe the critical accounting policies that require the most significant estimates, assumptions and judgments to be used in the preparation of our consolidated financial statements are purchase accounting, revenue recognition in connection with mortgage default processing services provided directly to mortgage lenders and loan servicers in California, impairment of goodwill, other intangible assets and other long-lived assets, share-based compensation expense, capitalization of internally developed software for internal and external use, income tax accounting and allowances for doubtful accounts.

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

During the year ended December 31, 2008, we applied purchase accounting to the following acquisitions: (1) the assets of Legal and Business Publishers, Inc., including The Mecklenberg Times; (2) the mortgage default processing services business of Wilford & Geske; (3) the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC; (4) the acquisition of the assets of Midwest Law Printing Co., Inc; and, (5) the acquisition of NDEx. The purchase accounting for NDEx is preliminary and may change as we complete our valuation. See Note 2 to our consolidated financial statements included in this annual report on Form 10-K for more information about the application of purchase accounting to these acquisitions. See also “New Accounting Pronouncements”

below for information about a change in SFAS No. 141R that is effective for us for acquisitions consummated after December 31, 2008.

Revenue Recognition

In connection with mortgage default processing services provided directly to mortgage lenders and loan servicers in California, we have pass-through items such as trustee sale guarantees, title policies, and post and publication charges. In determining whether such pass-through items should be recorded as revenue in the our consolidated financial statements at the gross amount billed to the customer or at a net amount, we follow the guidance of Emerging Issues Task Force 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent.” Accordingly, we have concluded that such expenses should be recorded at net, and have recorded them as such in our consolidated financial statements. We have separately shown the unbilled amount of these pass-through costs and the amount accrued on the face of the balance sheet. Billed pass-through costs are included in accounts receivable, net.

We record revenues recognized for services performed, but not yet billed, to our customers as unbilled services. As of December 31, 2008 and 2007, we recorded an aggregate $13.6 million and $2.4 million, respectively, as unbilled services and included these amounts in accounts receivable on its balance sheet. For more information about our revenue recognition policies, please also refer to “Revenues — Professional Services” earlier in this Item 7.

Goodwill, Intangible Assets and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment on an annual basis using a November 30 measurement date. Our reporting units for purposes of this testing are Business Information, APC and Counsel Press. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we test all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. We conduct interim impairment tests of our goodwill whenever circumstances or events indicate that it is more likely than not that the fair value of one of our reporting units is below its carrying value. Circumstances that could represent triggering events and therefore require an interim impairment test of goodwill or evaluation of our finite-lived intangible assets or other long lived assets include the following: loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry, economic or regulatory changes or a significant decline in market capitalization.

We periodically evaluate the estimated economic lives and related amortization expense for our finite-lived intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements and current and projected cash flows in our Business Information Division and Professional Services Division, particularly our mortgage default processing services reporting unit (APC), and anticipated competitor actions. The determination of useful lives and whether long-lived assets are impaired includes the use of accounting estimates and assumptions, changes in which could materially impact our financial condition and operating performance if actual results differ from such estimates and assumptions. The amount of net income for the year ended December 31, 2008 would have been approximately $1.3 million higher if the actual useful lives of our finite-lived intangible assets were 10% longer than the estimates and approximately $1.4 million lower if the actual useful lives of our finite-lived intangible assets were 10% shorter than the estimates. During the year ended December 31, 2008, we did not any revise any of the existing lives of our finite-lived intangible assets.

At December 31, 2008, we had total goodwill of $119.0 million, which was allocated to our three reporting units as follows: Business Information ($59.2 million); APC ($51.9 million) and Counsel Press ($7.9 million). Our acquisition of NDEx in September 2008 accounted for $39.3 million of the $51.9 million of goodwill allocated to APC. We have completed our annual test for impairment of goodwill and have determined that there is no impairment of our goodwill for the year ended December 31, 2008.

Under the provisions of SFAS No. 142, the first step of our test for impairment of goodwill requires us to estimate the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying value. We determine the fair value of our reporting units using a discounted cash flow approach and a comparative market multiple approach. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The market multiple approach provides indications of value based on market multiples for public companies involved in similar lines of business. The fair values derived from these valuation methods are then compared to the carrying value of each reporting unit to determine whether impairment exists. In determining the fair values of our reporting units as of November 30, 2008 (our measurement date), we applied a weighting of 50% to each approach. We then compared the total values for all reporting units to our market capitalization as a test of the reasonableness of each approach.

To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and we must perform the second step of the impairment test. The second step involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the testing date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. Because the carrying value for each of our reporting units did not exceed their respective fair values, we did not need to perform this second step.

In determining the fair values of our reporting units, we were required to make a number of assumptions. Any variance in these assumptions could have a significant effect on our determination of goodwill impairment. These assumptions included our actual operating results, future business plans, economic projections and market data as well as estimates by our management regarding future cash flows and operating results. Further, we cannot predict what future events may occur that could adversely affect the reported value of our goodwill. These events include, but are not limited to, any strategic decisions we may make in response to economic or competitive conditions affecting our reporting units and the effect of the economic and regulatory environment on our business. If we are required to take an impairment charge in the future, it could have a material effect on our consolidated financial statements because of the significance of goodwill to our consolidated balance sheet. However, any such charge, if taken, will not have any impact on our ability to comply with the covenants contained in our credit agreement because impairment charges are excluded from the calculation of EBITDA for purposes of meeting the fixed coverage and senior leverage ratios and because there is no net worth minimum covenant.

We prepared our discounted cash flow analysis in the same manner as we have prepared it in prior years. We further updated all significant assumptions in light of current market and regulatory conditions. The key assumptions we used in preparing our discounted cash flow analysis are (1) projected cash flows, (2) risk adjusted discount rate, and (3) expected long term growth rate. Because each of our reporting units has unique characteristics, we developed these assumptions separately. We based our projected cash flows on our actual 2008 operating results through November 30 and on budgeted operating amounts for 2009. For 2010 and future periods, we have assumed compound revenue growth rates of 6.0%, compound direct operating expense growth rates of 6.0% and compound selling, general and administrative expense growth rate of 3.0% for each reporting unit. For example, in arriving at our long term growth rate, we considered our expected price increases and future market expansions. In evaluating our expense growth rates, we assumed that direct expenses would track revenues and that selling, general and administrative expenses would track the growth in inflation. We believe our growth factors are reasonable given the balance in our revenue streams and the countercyclical nature of public notice advertising and default mortgage processing services revenues. We used risk-adjusted discount rates ranging between 14.9% to 16.0% for each reporting unit, which were calculated using our cost of debt and an estimated cost of equity.

We estimated the cost of equity by adding a “risk free” investment rate at November 30, 2008, to an equity risk premium for our size and then adding a risk premium for specific industry risk. The size and industry risk additions were made to account for the risks of (1) being a company with a small market capitalization, (2) the political uncertainty surrounding mortgage foreclosure volumes, and (3) being a company with leverage. We then compared the resulting rates to industry rates and found our calculated rates to exceed the comparable industry rates by 1.0% for Business Information, 3.0% for APC and 1.0% for Counsel Press. Further, we prepared our discounted cash flow analysis on a debt-free basis, as we did not assign our debt to any reporting unit. This was the only asset or liability that we did not allocate as part of our goodwill impairment test.

Under the discounted cash flow analysis, the estimated fair value for each of our reporting units, as compared to the carrying value, was as follows (amounts in millions):

Reporting Unit	Estimated Fair Value	Carrying Value	Excess

Business Information	$128.9	$111.1	16.0%
APC	$329.1	$293.1	12.3%
Counsel Press	$37.8	$15.6	142.0%

Accordingly, there is no impairment under our discounted cash flow analysis. However, as we noted above, this calculation is highly sensitive and any change in our key assumptions about our reporting units or their prospects could result in a future impairment charge. For example, if the long term growth rate for APC was 25 basis points lower, its estimated fair value would have decreased by $5.7 million. If the discount rate for APC was 25 basis points higher, its estimated fair value would have decreased by $5.6 million. Either of those decreases in the estimated fair value may result in a future goodwill impairment charge.

Further, two of our reporting units, Business Information and APC, have foreclosure-related revenues. As described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Regulatory Environment” and “Item 1A — Risk Factors” earlier in this report, there has been new and proposed legislation, along with lender-based programs, aimed at delaying or preventing residential mortgage foreclosures. To date, these changes have not prevented these reporting units from operating on a profitable basis (comparing the three months ended December 31, 2008 to the three months ended December 31, 2007). However, we continue to monitor proposed legislation, lender-based programs and other changes in the regulatory environment and their impact on our reporting units to determine whether a triggering event has occurred.

We based our market multiple approach on the valuation multiples as of November 30, 2008 (enterprise value divided by EBITDA) of a selected group of peer companies in the business information and the business process outsourcing industries. We then used an average of these multiples to determine the fair value for each of our reporting units. Under the market multiple approach, the estimated fair value for each of our reporting units, as compared, to the carrying value, was as follows (amounts in millions):

Reporting Unit	Estimated Fair Value	Carrying Value	Excess

Business Information	$212.4	$111.1	91.1%
APC	$316.4	$293.1	7.9%
Counsel Press	$33.6	$15.6	115.4%

As a test of the reasonableness of the estimated fair values for our reporting units, as determined under both the discounted cash flow analysis and market multiple approach described above, we compared the aggregate weighted fair value for our reporting units under these approaches to the fair value of the company, as a whole. We computed the company’s fair value, as of November 30, 2008 by (1) multiplying: (a) the closing price for a share of our common stock as reported by the New York Stock Exchange ($4.31) and (b) the number of outstanding shares of our common stock, and (2) adding the fair value of our long-term debt, which was the only asset or liability that we did not allocate to a reporting unit; and (3) adding a control premium of 30%, which we refer to as the “market capitalization approach.” We have applied a control premium to our market capitalization analysis because such premiums are typically paid in acquisitions of publicly traded companies. These control premiums represent the ability of an acquirer to control the operations of the business. We based our control premium on a study of control premiums made during the period January 1998 through September 2008. Using the market capitalization approach described above, our company had an estimated fair value of $331.8 million, which is less than the fair value of our reporting units.

After evaluating the results of each of these analyses, we believe that the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of our reporting units because these approaches are based on our 2008 actual results and best estimates of 2009 performance, as well as peer company valuation multiples. We have consistently used these approaches in determining the value of our goodwill and these types of analyses are used by the research analysts that follow us. While the market capitalization is typically a good indicator of the reasonableness of our primary approaches in evaluating the impairment of goodwill, we do not believe it is a meaningful or appropriate indicator of the fair value of our business at this time.

The value of our company, as established by the market capitalization approach, is driven by a decline in our stock price, which began in September 2008 when the legislature and presidential candidates began focusing on the mortgage industry and housing crisis. We believe this decline in our stock price is driven by speculation about the potential effects on our business from proposed and enacted legislation and lender programs aimed at mitigating or delaying foreclosures. To date, none of these conditions have prevented our Business Information and APC operating units from operating on a profitable basis. For example, during the fourth quarter of 2008 while our stock price was declining, our consolidated revenues were $59.0 million, an increase of $18.1 million over fourth quarter 2007; our adjusted EBITDA was $17.1 million, an increase of $6.4 million over fourth quarter 2007, and our cash flows from operations were $18.2 million, an increase of $11.3 million over fourth quarter 2007.

Further, there is very limited daily average trading volume in our stock, 1.2% of our total outstanding shares. Partly as a result of these small trading volumes, our closing price per share has fluctuated significantly since our initial public offering, ranging from a high of $30.84 per share on December 26, 2007 to a low of $2.97 per share on November 25, 2008. In many cases, our large institutional investors, including some who purchased shares in our private placement in July 2008 at $16.00 per share, have continued to maintain their positions in us. In addition, our closing price per share has significantly fluctuated since our November 30 testing date ($4.31/share at November 28, 2008) between $4.03 and $7.12 per share, and it has primarily been trading above the per share price at the November 30 measurement date. Also, during this time, we withdrew our financial guidance and anticipate that this has had an impact on both the trading price of our stock and inter-day fluctuations.

Finally, a large portion of the goodwill in APC ($39.3 million of $51.9 million) arose from the acquisition of NDEx, which occurred in September 2008 (just prior to the decline in our stock price). We have only operated NDEx for one quarter and, during that quarter, NDEx generated $18.6 million in revenues even amidst the regulatory and economic conditions discussed above.

We will continue to evaluate whether circumstances and events have changed, thereby requiring us to conduct an interim test of our goodwill and other finite-lived assets. In particular, if we continue to see an uncertain political and regulatory environment regarding mortgage foreclosures, the tight credit markets, and the volatility of our stock price with any resulting decline in our market capitalization, along with other uncertainties an interim impairment test of our goodwill and other finite-lived assets may be triggered. This could result in a future material goodwill impairment charge, which could materially adversely impact our operation results for the period in which such change is recorded.

Share-Based Compensation Expense

During 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payment concurrently with the approval and adoption of our Dolan Media Company 2006 Equity Incentive Plan. In July 2007, we amended and restated the 2006 Equity Incentive Plan in its entirety and renamed it the Dolan Media Company 2007 Incentive Compensation Plan. The 2007 Incentive Compensation Plan has reserved for issuance 2,700,000 shares of common stock and provides for awards in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, deferred shares, performance units and other stock-based awards. SFAS No. 123(R) requires that all share-based payments to employees and non-employee directors, including grants of stock options and shares of restricted stock, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued. We estimate the fair value of share-based awards that contain performance conditions using the Black-Scholes option pricing model at the grant date, with compensation expense recognized as the requisite service is rendered. As of December 31, 2008, 2007 and 2006, we had issued no market/performance based awards.

Prior to our initial public offering, we made only a limited number of equity awards, consisting of incentive stock options granted in October 2006 that are exercisable for 126,000 shares of common stock at an exercise price of $2.22 per share, under the 2006 Equity Incentive Plan. In 2007, we granted stock options exercisable for 881,398 shares of common stock to our non-employee directors, executive officers and management employees at a weighted average exercise price of $14.60 per share. In 2008, we granted stock options exercisable for

440,750 shares of common stock to our non-employee directors, executive officers and management employees at a weighted average exercise price of $16.59 per share. For the years ended December 31, 2008 and 2007, options to purchase 72,336 and 14,731 shares of our common stock, respectively, were forfeited by grantees of those options.

In accordance with SFAS No. 123(R), we have used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the stock option awards that we issued on October 11, 2006 and the option awards we made during 2007 and 2008. For our grant of 126,000 incentive stock options in October 2006, our determination of the fair value of these stock option awards was affected by the estimated fair value of our common stock on the date of grant, which was based on a third-party appraisal provided to us as of September 30, 2006 in connection with determining the fair value of the common stock conversion feature of our mandatorily redeemable preferred stock. For the stock options we granted in connection with our initial public offering in August 2007, we based our determination of the fair value of these stock option awards on the initial public offering price of $14.50, as well as assumptions regarding a number of highly complex and subjective variables that are discussed below. For stock options we granted after the initial public offering, we determined the fair value of the award by using the closing share price of our common stock on the grant date. In connection with our Black-Scholes option pricing model, we calculated the expected term of stock option awards using the “simplified method” as defined by SAB 107. SFAS No. 123(R) requires companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. For stock options issued, we have assumed a seven percent forfeiture rate for all awards issued to non-executive management employees and non-employee directors, and a zero percent forfeiture rate for all awards issued to executive management employees. We also made assumptions with respect to expected stock price volatility based on the average historical volatility of a select peer group of similar companies. In addition, we chose to use the risk free interest rate for the U.S. Treasury zero coupon yield curve in effect at the time of grant for a bond with a maturity similar to the expected life of the options.

The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the fair value of the stock options we granted during 2008, 2007 and 2006:

	2008	2007	2006

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	28.0%	28.0%	55.0%
Risk free interest rate	3.0 - 3.27%	3.39 - 4.60%	4.75%
Expected term of options	4.75 years	4.75 years	7 years
Weighted average grant date fair value	$4.89 - $5.42	$4.76	$1.35

All options granted in 2008 and 2007 are non-qualified options that vest in four equal annual installments commencing on the first anniversary of the grant date and expire seven years after the grant date. All options granted in 2006 are incentive stock options that vest in four equal annual installments commencing on the grant date and expire ten years after the grant date.

Our share-based compensation expense for all granted options under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006, was approximately $1.3 million, $469,000 and $52,000, respectively, before income taxes. As of December 31, 2008, our estimated aggregate unrecognized share-based compensation expense for all unvested stock options was $4.1 million, which we expect to recognize over a weighted-average period of approximately 2.9 years.

Our 2007 Incentive Compensation Plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. We expect that the shares of nonvested restricted stock that we grant to participants in future periods will be subject to performance or market conditions that may affect the number of shares of nonvested restricted stock that will ultimately vest at the end of the requisite service period. The share-based expense for restricted stock awards is determined based on the market price of our stock on the date of grant applied to the total number of shares that are anticipated to fully vest. For grants awarded in connection with our initial public offering, we used the initial public offering price of $14.50 per share. For grants awarded after the initial public offering, we used the closing share price of our common stock on the grant date to determine the value of our restricted stock awards. For restricted stock issued, we have assumed a ten percent forfeiture rate on all restricted stock awards issued to non-management employees, a seven percent forfeiture rate on all restricted stock awards issued to non-executive management employees, and a zero percent forfeiture rate on restricted stock awards issued to a limited number of executive employees. Compensation expense is amortized over the vesting period. We issued 54,139 and 196,519 restricted shares of common stock, respectively, during the years ended December 31, 2008 and 2007. Of these shares of restricted stock, 21,456 and 24,956 shares were forfeited by the grantees during 2008 and 2007, respectively. The forfeited shares of restricted stock are deemed to be issued but not outstanding. The restricted shares that have been issued to non-executive management employees, as well as a limited number of executive employees, will vest in four equal annual installments commencing on the first anniversary of the grant date and the restricted shares issued to non-management employees vest in five equal installments commencing on the grant date and each of the first four anniversaries of the grant date.

Our share-based compensation expense for all restricted shares under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was approximately $613,000, $501,000 and $0, respectively, before income taxes. As of December 31, 2008, our estimated aggregate unrecognized share-based compensation expense for all unvested restricted shares was $1.7 million, which we expect to recognize over a weighted-average period of approximately 2.8 years.

In the future, we intend to grant additional equity awards to executive officers, employees and non-employee directors. Therefore, we expect to record increased share-based compensation expense in the future, which expense for future equity awards will be reflected in our selling, general and administrative expenses and/or direct operating expenses for future periods, depending on to whom we grant an award. The actual amount of share-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of shares and vesting period of equity awards, the fair value of our common stock at the time of issuance, the expected volatility of our stock price over time and the estimated forfeiture rate. Accordingly, we expect that the estimates, assumptions and judgments required to account for share-based compensation expense under SFAS No. 123(R) will continue to have significance.

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

Capitalization of Internally Developed Software for Internal and External Use

We amortize purchased software and capitalized costs related to internally developed software for internal use over their useful lives of three to five years. We capitalize costs incurred during the application development stage related to internally developed software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Pursuant to SOP 98-1, we expense costs as incurred during the preliminary project stage and post implementation stage. Once the capitalization criteria of SOP 98-1 has been met, we capitalize internal payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project), as well as external direct costs incurred for services used in developing or obtaining internal-use computer software. Amortization of capitalized costs begins when the software is ready for its intended use.

We account for costs of internally developed software for external use in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). We expense these costs until the technological feasibility of the software product has been established, and then, to the extent that management expects such costs to be recoverable against future revenues, are capitalized until the product’s general availability to customers. We amortize capitalized software development costs over the product’s estimated economic life, beginning at the date of general availability of the product to customers.

Capitalized software for internal use is included in property and equipment, net in our consolidated balance sheet, and capitalized software for external use is included in other assets in our consolidated balance sheet.

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

We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. The completion of these audits could result in an increase to amounts previously paid to the taxing jurisdictions. Although we are not currently under any audits, we do not expect the completion of any such future audits to have a material effect on our consolidated financial statements. During 2008, the IRS audited our federal tax returns for the years ended December 31, 2006 and 2005, resulting in the recording additional income tax expense of $122,000 for the year ended December 31, 2008. Also, the Minnesota Department of Revenue completed their examination of our state tax returns for the years ended December 31, 2006, 2005 and 2004, resulting in additional income tax expense of $32,000 for 2008.

Accounts Receivable Allowances

We extend credit to our advertisers, public notice publishers, commercial printing customers and professional service customers based upon an evaluation of each customer’s financial condition, and collateral is generally not required. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. We believe that no significant concentration of credit risk exists with respect to our Business Information Division. We had a significant concentration of credit risk with respect to our Professional Services Division as of December 31, 2008 because the amount due from Trott & Trott was $4.1 million, or 10.5% of our consolidated net accounts receivable balance, the amount due from Feiwell & Hannoy was $4.2 million, or 10.8% of our consolidated net receivable balance, and the amount due from the Barrett law firm and its affiliates was $6.4 million, or 16.5% of our consolidated net accounts receivable balance. However, to date, we have not experienced any problems with respect to collecting prompt payment from our law firm customers, each of whom are required to remit all amounts due to us with respect to files we serviced in accordance with the time periods to which we have agreed.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Issued in February 2008, FSP 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” removed leasing transactions accounted for under Statement 13 and related guidance from the scope of SFAS No. 157. FSP 157-2 “Partial Deferral of the

Effective Date of Statement 157” (“FSP. 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We are currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial position and results of operations.

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

We endeavor to use the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2008, our only financial liabilities accounted for at fair value on a recurring basis were our interest rate swaps, included in deferred revenue and other long-term liabilities at $2.6 million. We have determined that the fair values of the interest rate swaps falls within Level 2 in the fair value hierarchy.

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of its business activities. Our exposure to changes in interest rates is limited to borrowings under its credit facility. However, as of December 31, 2008, we had swap arrangements that convert $40.0 million of its variable rate term loan into a fixed rate obligation. Under our bank credit facility, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce its exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes. The interest rate swaps are valued using market interest rates. As such, these derivative instruments are classified within level 2.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which changes how we will account for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For us, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Upon implementation of SFAS No. 141R, we will be required to expense, in the period incurred, acquisition-related costs, rather than including such costs in the purchase price allocation. We have grown our business, in large part, through acquisitions and expect to continue to identify and acquire complementary businesses in the future. As a result, we expect the recording of transaction costs associated with these acquisitions as expenses will cause periodic fluctuations in our net income or loss. For example, had SFAS No. 141R been in effect for the years ended December 31, 2008, 2007 and 2006, we would have been required, among other things, to expense $2.2 million (including $0.6 million in expenses we wrote off in connection with acquisitions we are no longer pursuing), $0.7 million and $0.8 million, respectively. However, we cannot quantify the impact of this standard on our future financial statements because the amount of these transaction costs will vary based on the size and complexity of each acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in consolidated financial statements, an amendment of ARB No. 51” (“SFAS No. 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests), in most cases, be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For us, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. Upon implementation of SFAS No. 160, we will be required to adjust our minority interest in consolidated subsidiary (renamed as noncontrolling interest as a result of SFAS No. 160) recorded on the balance sheet to the amount of our redemption value, resulting in an adjustment to our statement of operations. Because the noncontrolling interests have a redeemable feature, we will continue to report them in the mezzanine section of our balance sheet between “Liabilities” and “Stockholders’ Equity,” rather than as a separate component of equity. If SFAS No. 160 was effective at December 31, 2008, the carrying amount of the minority interest of $15.8 million would have been adjusted to reflect the redemption value of $16.8 million, resulting in a $1.0 million charge (pre-tax) to our statement of operations for the year ended December 31, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that they are intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective beginning January 1, 2009 for us. We do not expect the implementation of this standard to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), and GAAP principles. FSP 142-3 is effective for us beginning January 1, 2009. We do not expect the implementation of this standard to have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Year Ended December 31,
	2008	% of Revenues	2007	% of Revenues	2006	% of Revenues

Revenues:
Business Information	$90,450	47.6%	$84,974	55.9%	$73,831	66.1%
Professional Services	99,496	52.4%	67,015	44.1%	37,812	33.9%

Total revenues	189,946	100.0%	151,989	100.0%	111,643	100.0%

Operating expenses:
Business Information	74,453	39.2%	67,813	44.6%	61,059	54.7%
Professional Services	75,255	39.6%	47,106	31.0%	26,865	24.1%
Unallocated corporate operating expenses	10,167	5.4%	10,309	6.8%	4,787	4.3%

Total operating expenses	159,875	84.2%	125,228	82.4%	92,711	83.0%
Equity in earnings of The Detroit Legal News Publishing, LLC, net of amortization	5,646	3.0%	5,414	3.6%	2,736	2.5%

Operating income	35,717	18.8%	32,175	21.2%	21,668	19.4%
Interest expense, net	(7,085)	(3.7)%	(7,284)	(4.8)%	(6,246)	(5.6)%
Non-cash interest expense related to interest rate swaps	(1,388)	(0.7)%	(1,237)	(0.8)%	(187)	(0.2)%
Non-cash interest expense related to redeemable preferred stock	—	—	(66,132)	(43.5)%	(28,455)	(25.5)%
Break-up fee and other income (expense), net	(1,467)	(0.8)%	(8)	0.0%	(202)	(0.2)%

Income (loss) before income taxes and minority interest	25,777	13.6%	(42,486)	(28.0)%	(13,422)	(12.0)%
Income tax expense	(9,209)	(4.9)%	(7,863)	(5.2)%	(4,974)	(4.5)%
Minority interest	(2,265)	(1.2)%	(3,685)	(2.4)%	(1,913)	(1.7)%

Net income (loss)	$14,303	7.5%	$(54,034)	(35.6)%	$(20,309)	(18.2)%

Adjusted EBITDA (non-GAAP)*	$55,395	29.2%	$43,108	28.4%	$28,776	25.8%

Cash earnings (non-GAAP)*	$23,234	12.3%	$18,293	12.0%	6,307	5.6%

Net income (loss) per diluted share	$0.53		$(3.41)		$(2.19)

Cash earnings per diluted share (non-GAAP)*	$0.86		$1.15		$1.34

Weighted average diluted shares outstanding	27,113		15,868		9,254

*	You should refer to “Item 6 — Selected Financial Data” for a reconciliation of these non-GAAP measures to GAAP and why we believe they are important measures of our performance.

Year Ended December 31, 2008
Compared to Year Ended December 31, 2007

Revenues

	For the Years
	Ended
	December 31,
	2008	2007	Increase
	($’s in millions)

Total revenues	$189.9	$152.0	$38.0	25.0%

The increase in total revenues consists of the following:

•	$32.6 million of revenues from businesses we acquired on or after January 1, 2007, which we refer to as “acquired businesses.” These revenues consisted of: (1) $0.7 million in revenues from the assets of Venture Publications (including the Mississippi Business Journal) acquired on March 30, 2007; (2) $2.1 million in revenues from the assets of Legal and Business Publishers (including The Mecklenburg Times) acquired on February 13, 2008; (3) $4.6 million in revenues from the mortgage default processing services business of Wilford & Geske acquired on February 22, 2008; and (4) $25.2 million in revenues from the NDEx business acquired in September 2008. Acquired businesses do not include fold in acquisitions, which we define below.

•	$5.3 million of revenues from organic revenue growth, primarily from an increase in public notices placed with our Business Information products. We define organic revenue growth as the net increase in revenue produced by: (1) businesses we owned and operated prior to January 1, 2007, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangible assets we purchased on or after January 1, 2007, and integrated into our existing businesses; and (3) businesses that we account for as acquisitions under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations,” but do not report separately for internal financial purposes, which we refer to as “fold in acquisitions.”

We derived 47.6% and 55.9% of our total revenues from our Business Information Division and 52.4% and 44.1% of our total revenues from our Professional Services Division for the years ended December 31, 2008 and 2007, respectively. This change in mix resulted from an increase in our Professional Services Division revenues, including a $32.7 million, or 62.9%, increase in mortgage default processing services and related revenues, the majority of which resulted from the acquisition of NDEx, partially offset by an $8.4 million, or 25.5%, increase in public notice revenues in our Business Information Division.

Operating Expenses

	For the Years
	Ended
	December 31,
	2008	2007	Increase
	($’s in millions)

Total operating expenses	$159.9	$125.2	$34.6	27.7%
Direct operating expense	68.0	51.7	16.3	31.5%
Selling, general and administrative expenses	74.3	62.1	12.2	19.6%
Depreciation expense	5.8	3.9	1.9	49.2%
Amortization expense	11.8	7.5	4.3	56.7%

Operating expenses attributable to our corporate operations decreased slightly to $10.2 million for the year ended December 31, 2008 from $10.3 million for the year ended December 31, 2007. These expenses consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs and costs associated with being a public company. An increase in operating expenses attributable to corporate operations due to increased stock-based compensation costs, insurance costs, professional services (including $0.4 million of professional fees written off in 2008 pertaining to costs incurred in connection with two acquisitions we are no longer pursuing included in corporate selling, general and administrative), and being a public company was offset by a $0.5 million adjustment to our self-insurance medical accrual booked in June 2008, the June 2007 write-off of split dollar life insurance that we cancelled for certain of our executive officers in connection with our initial public offering, and lower corporate executive bonus expense recorded in 2008 as compared to 2007. Total operating expenses as a percentage of revenues increased to 84.2% for the year ended December 31, 2008 from 82.4% for the year ended December 31, 2007.

Direct Operating Expenses.  The increase in direct operating expenses consisted of a $2.6 million increase in our Business Information Division and a $13.8 million increase in our Professional Services Division, which were largely due to increased operating costs due to acquisitions, particularly the acquisition of NDEx, increased volumes in both divisions, and annual salary increases and other increased personnel costs recorded in the year ended December 31, 2008. You should refer to the more detailed discussions in “Business Information Division Results” and “Professional Services Division Results” below for more information regarding the causes of this increase. Direct operating expenses as a percentage of revenue increased to 35.8% for 2008, from 34.0% for 2007.

Selling, General and Administrative Expenses.  The increase in our selling, general and administrative expenses consisted of a $3.6 million increase in our Business Information Division and a $9.1 million increase in our Professional Services Division, which are discussed in more detail below under “Business Information Division Results” and “Professional Services Division Results.” These increases primarily relate to increased costs of operating acquired businesses and other increased personnel costs, including $1.0 million of additional stock-based compensation expense recorded in 2008. Selling, general and administrative expenses also increased in 2008 as a result of $1.5 million of expenses we incurred in connection with being a public company, including expenses in connection with our Sarbanes-Oxley compliance activities (including the first audit by our accountants of our internal controls) and increased salary expenses for new employees. Selling, general and administrative expense as a percentage of revenue decreased slightly to 39.1% for 2008 from 40.9% for 2007.

Depreciation and Amortization Expense.  Our depreciation expense increased due to increased levels of property and equipment in 2008, primarily as a result of the acquisition of NDEx, as well as other capital spending as discussed in “Cash from Financing Activities” below. Our amortization expense increased primarily due to the amortization of finite-life intangible assets acquired in the February and September 2008 acquisitions, as well as the repurchase of interests in APC from our minority members in November 2007. We expect increased amortization in 2009 largely due to the intangible assets we acquired in connection with the acquisition of NDEx.

Break-up Fee and Other Income (Expense), Net

	For the Years
	Ended
	December 31,
	2008	2007	Increase
	($’s in millions)

Break-up fee and other income (expense), net	$(1.5)	$—	$1.5	100.0%

Break-up fee and other income (expense), net increased by $1.5 million during the year ended December 31, 2008, as a result of a payment of $1.5 million to the sellers of a business we intended to acquire. We made this payment pursuant to our agreement with such sellers because we were unable to obtain debt financing on terms and timing that were satisfactory to us to close the acquisition.

Adjusted EBITDA (a non-GAAP measurement)

	For the Years Ended December 31,
	2008	2007	Increase
	($’s in millions)

Adjusted EBITDA (in millions)	$55.4	$43.1	$12.3	28.5%
Adjusted EBITDA margin	29.2%	28.4%	0.8%	2.8%

Adjusted EBITDA (as defined and discussed in Note 5 of “Item 6 — Selected Financial Data” of this annual report on Form 10-K) and adjusted EBITDA margin increased due to the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of adjusted EBITDA, including, in particular, the fact that we did not make any distributions to our minority partners in APC during the fourth quarter of 2008.

Cash Earnings and Cash Earnings per Diluted Share (non-GAAP measurements)

	For the Years Ended December 31,
	2008	2007	Increase (decrease)

Cash earnings (in millions)	$23.2	$18.3	$4.9	27.0%
Cash earnings per diluted share	$0.86	$1.15	$(0.29)	(25.2)%

Cash earnings (as defined and discussed in Note 6 of “Item 6 — Selected Financial Data” of this annual report on Form 10-K) increased $4.9 million because of the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of cash earnings. Cash earnings per diluted share (as defined and discussed in Note 6 of “Item 6 — Selected Financial Data” of this annual report on Form 10-K) decreased to $0.86 for 2008 from $1.15 for 2007 because of the increase in the number of diluted weighted average shares outstanding from 15.9 million at December 31, 2007 to 27.1 million at December 31, 2008. This increase in diluted weighted average shares outstanding occurred as a result of the private placement of 4 million shares of our common stock in July 2008 and the issuance of an additional 825,528 shares of common stock to the sellers of NDEx in connection with that acquisition.

Interest Expense, Net

	For the Years Ended
	December 31,
	2008	2007	Increase (decrease)
	($’s in millions)

Total interest expense, net	$7.1	$7.3	$(0.2)	(2.7)%
Interest on bank credit facility	6.1	5.8	0.3	4.4%
Cash interest expense (income) on interest rate swaps	0.7	(0.1)	0.8	—
Amortization of deferred financing fees	0.2	1.2	(1.0)	(82.2)%
Other	0.1	0.4	(0.3)	(68.4)%

Interest expense related to our bank credit facility increased in 2008 due to increased average outstanding borrowings. For 2008, our average outstanding borrowings were $101.8 million compared to $75.1 million for 2007. Debt was reduced in 2007 by $30 million in proceeds from our initial public offering. In 2008, outstanding borrowings increased to finance acquisitions, most notably APC’s acquisition of NDEx in September. Cash interest incurred on our interest rate swaps increased $0.8 million resulting from declining interest rates in 2008. These increases were offset by a decrease of $1.0 million in interest expense related to the amortization of deferred financing fees. In 2007, we incurred an expense of $0.6 million related to the write-off of deferred financing fees in connection with the former credit facility, and $0.4 million in connection with the write off of the unaccreted issuance costs on series C preferred stock. The decrease in other interest primarily resulted from lower interest accreted on the non-interest bearing note incurred in connection with our acquisition of the mortgage default processing services business of Feiwell & Hannoy in January 2007.

Non-Cash Interest Expense Related to Interest Rate Swaps

	For the Years Ended December 31,
	2008	2007	Increase
	($’s in millions)

Non-cash interest expense related to interest rate swaps	$1.4	$1.2	$0.2	12.2%

Non-cash interest expense related to interest rate swaps increased slightly as a result of a change in the estimated fair value of our interest rate swaps driven by a decline in interest rates in 2008. Accordingly, the estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet decreased by $1.4 million to a $2.6 million liability at December 31, 2008, from a $1.2 million liability at December 31, 2007.

Non-Cash Interest Expense Related to Redeemable Preferred Stock

	For the Years
	Ended
	December 31,
	2008	2007	Decrease
	($’s in millions)

Non-cash interest expense related to redeemable preferred stock	$—	$66.1	$(66.1)	(100.0%)

Non-cash interest expense related to redeemable preferred stock consisted of non-cash interest expense related to the dividend accretion on our Series A preferred stock and Series C preferred stock and the change in the fair value of our Series C preferred stock. In connection with our initial public offering, we converted the series C preferred stock into shares of Series A preferred stock, Series B preferred stock and common stock. We then used a portion of the net proceeds of the offering to redeem the Series A preferred stock and Series B preferred stock, including shares of Series A preferred stock and series B preferred stock issued upon conversion of the Series C preferred stock. As a result of this redemption, there are currently no shares of preferred stock issued and outstanding. Therefore, we have not recorded, and do not expect to record, any non-cash interest expense related to our preferred stock for other periods after August 7, 2007, including the year ended December 31, 2008.

Income Tax Expense

	For the Years Ended
	December 31,
	2008	2007	Increase
	($’s in millions)

Income tax expense	$9.2	$7.9	$1.3	17.1%

Our income tax expense increased because of greater taxable income recorded in 2008. Our effective tax rates for 2008 and 2007 of 39.2% and 39.4%, respectively, differ from the U.S. federal corporate income tax rate of 35.0% primarily due to the effects of state income taxes. Additionally, in 2007, the non-cash interest expense that we recorded for dividend accretion and the change in the fair value of our series C preferred stock of $66.1 million was not deductible for tax purposes.

Business Information Division Results

Revenues

	For the Years
	Ended
	December 31,
	2008	2007	Increase (decrease)
	($’s in millions)

Total Business Information Division Revenues	$90.5	$85.0	$5.5	6.4%
Display and classified advertising revenues	33.5	35.6	(2.0)	(5.7)%
Public notice revenues	41.5	33.0	8.4	25.5%
Circulation revenues	13.6	13.6	0.1	0.5%
Other revenues	1.8	2.8	(1.0)	(35.6)%

Our display and classified advertising revenues decreased primarily due to a decrease in the number of ads placed in our publications. We expect our display and classified advertising revenues to continue to decline as our customers continue to tighten discretionary spending in light of local economic conditions in the markets we serve. Our public notice revenues increased year-over-year primarily due to the increased number of foreclosure notices placed in our publications, including revenues of $2.0 million from our acquisition of the assets of Legal and Business Publishers, Inc. in February 2008. As lenders focus on, or are required to engage in, loss mitigation, loan modification plans and other activities that delay or prevent foreclosures (see “Recent Developments — Regulatory Environment” above), we expect the rate of growth in our public notice revenues to decline in 2009. In 2008, a moratorium of public notice placements in Maryland resulted in a $0.2 million reduction in public notice revenues for our publication, The Daily Record. Other revenues declined in part as a result of our decision to reduce the commercial printing services provided by our press operations so that we can focus on the printing of our own publications.

Circulation revenues increased slightly despite a decline in the number of paid subscribers between December 31, 2007, and December 31, 2008. As of December 31, 2008, our paid publications had approximately 66,800 subscribers (including approximately 1,100 paid subscribers from the acquisition of The Mecklenburg Times from Legal and Business Publishers, Inc. in February 2008), a decrease of approximately 4,900, or 6.8%, from total paid subscribers of approximately 71,700 as of December 31, 2007. The majority of this decrease in paid subscribers over these periods continues to be a result of: (1) non-renewals of discounted bulk subscriptions at several law firms and (2) a decline in Lawyers USA renewals of first-year subscribers. We believe reader preference for on-line and web site access to our business journals, some of which we offer at discounted rates or no fee, has also contributed to a decline in paid subscribers to our publications and thus negatively impacted the number of paid subscribers and circulation revenues. Revenues we lost from the decline in paid subscribers were offset by bulk subscriptions converting to lower paid subscriber numbers at higher rates, increased single-copy sales and an increase in the average price per paid subscription.

The business information products we target to the Missouri markets and the Minnesota market each accounted for over 10% of our Business Information Division’s revenues for the year ended December 31, 2008. During 2007, publications targeted to the Maryland, Massachusetts and Missouri markets also each accounted for over 10% of our Business Information Division’s revenues.

Operating Expenses

	For the Years Ended
	December 31,
	2008	2007	Increase
		($’s in millions)

Total operating expenses	$74.5	$67.8	$6.6	9.8%
Direct operating expense	31.1	28.6	2.6	8.9%
Selling, general and administrative expenses	38.4	34.8	3.6	10.2%
Depreciation expense	1.8	1.4	0.4	30.0%
Amortization expense	3.1	3.0	0.1	3.5%

Direct operating expenses increased as a result of new hires in the editorial and production departments of our Business Information units to respond to increases in public notice placements and editorial content in our publications ($0.8 million), increased event costs ($0.5 million), as well as an increase in other operating costs such as postage and printing ($0.4 million), including $0.4 million of increased operating costs of the acquired businesses of Venture Publications and Legal and Business Publishers. Selling, general and administrative expenses increased primarily due to a $1.5 million of information technology costs related to improving and maintaining our publication web sites, $0.4 million in bad debt expense and $0.2 million in stock compensation expenses. Selling, general and administrative expenses also increased due to $1.0 million of increased costs from businesses we acquired in 2007 and 2008. The balance of the increase in the Business Information Division selling, general and administrative expenses resulted from increases in overall wage costs and costs of various marketing promotions. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 82.3% for the year ended December 31, 2008 from 79.8% for the year ended December 31, 2007. This increase is due to the cumulative effects of the increases discussed above.

Professional Services Division Results

Revenues

	For the Years
	Ended
	December 31,
	2008	2007	Increase (decrease)
	($’s in millions)

Total Professional Services Division revenues	$99.5	$67.0	$32.5	48.5%
Mortgage default processing and related services revenues	84.6	51.9	32.7	62.9%
Appellate services revenues	14.9	15.1	(0.2)	(1.1)%

Professional Services Division revenues increased primarily due to the acquisition of the business of NDEx on September 2, 2008. NDEx contributed $25.2 million of the increase in mortgage default processing and related services revenues in 2008. Additionally, revenues from APC’s mortgage default processing service business that we acquired from Wilford & Geske in February 22, 2008 added $4.7 million in revenues during the year ended December 31, 2008. The balance of the increase in mortgage default processing and related services revenues is a result of a slight increase in the number of mortgage default case files processed in the year ended December 31, 2008 over 2007 for our other two customers and an increase in the fee per file we charge to Trott & Trott and Feiwell & Hannoy. For the year ended December 31, 2008, we serviced approximately 204,100 mortgage default case files for our customers (approximately 70,800 of which were processed by business we acquired in 2008 ). This is compared with approximately 129,200 mortgage default case files that we processed for the year ended December 31, 2007. As lenders focus on, or are required to engage in, loss mitigation, loan modification plans and other activities that delay or prevent foreclosures (see “Recent Developments — Regulatory Environment” above), we expect the rate of growth in our mortgage default processing and related services revenues to decline in 2009.

The Barrett law firm, Trott & Trott and Feiwell & Hannoy each accounted for more than 10% of our Professional Services Division revenues in 2008. During 2007, Trott & Trott and Feiwell & Hannoy each accounted for more than 10% of our Professional Services Division revenues.

A slight decrease in the number of appellate filings in 2008 as compared to 2007 (approximately 8,700 in 2008 compared to approximately 8,800 in 2007) resulted in a decrease in appellate services revenues of $0.2 million, or 1.1%. Our entry into the Chicago market in July 2008 partially offset this decrease in appellate filings in other markets where Counsel Press does business.

Operating Expenses

	For the Years Ended
	December 31,
	2008	2007	Increase
	($’s in millions)

Total operating expenses	$75.3	$47.1	$28.1	59.8%
Direct operating expense	36.9	23.2	13.8	59.3%
Selling, general and administrative expenses	26.6	17.5	9.1	52.0%
Depreciation expense	3.1	1.9	1.1	59.2%
Amortization expense	8.7	4.5	4.2	92.4%

Direct operating expenses increased primarily from the business of NDEx acquired on September 2, 2008, which accounted for $10.5 million of the total increase. Also, the mortgage default processing business acquired from Wilford & Geske in February 2008 added $1.3 million in direct operating expenses. Other APC personnel expenses increased primarily as a result of adding staff in the first and second quarter of 2008 in connection with an increase in the number of files processed during those quarters, and, to a lesser extent, overall annual salary increases. Selling, general and administrative expenses increased primarily due to the inclusion of $7.2 million and $1.0 million of costs associated with operating the business of NDEx and the mortgage default processing services business of Wilford & Geske acquired in September and February 2008, respectively, the write off of $0.2 million in professional fees incurred in connection with evaluating a potential acquisition that we stopped pursuing in the first quarter of 2008, and, to a lesser extent, increases in overall wage costs and health insurance costs. These increases were partially offset by decreases in bonuses paid in 2008 as compared to 2007, a decrease in bad debt expense recorded on Counsel Press, and the reclassification of Michigan business tax from operating expense to income tax expense as a result of Michigan tax law changes in 2008.

Amortization expense increased due to the amortization of finite-life intangible assets associated with the acquisition of NDEx in September 2008 and the mortgage default processing business of Wilford & Geske in February 2008, as well as our purchase of membership interests in APC from its minority members in November 2007. Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue increased to 75.6% for the year ended December 31, 2008 from 70.3% for the year ended December 31, 2007. This increase is primarily attributable to NDEx, which has a higher mix of direct operating expenses to revenue than our historical Professional Services Division.

Year Ended December 31, 2007
Compared to Year Ended December 31, 2006

Revenues

	For the Years
	Ended
	December 31,
	2007	2006	Increase
	($’s in millions)

Total revenues	$152.0	$111.6	$40.3	36.1%

The increase in total revenues consists of the following:

•	$22.0 million of revenues from businesses we acquired on or after January 1, 2006, which we refer to as “acquired businesses.” These revenues consisted of (1) $7.9 million of increased from our mortgage default processing services business in Michigan, which we acquired in March 2006; (2) $12.1 million of revenues from our mortgage default processing services operations relating to assets we acquired from Feiwell & Hannoy in January 2007; and (3) $2.0 million of revenues from the Mississippi Business Journal included as part of our acquisition of the publishing assets of Venture Publications, Inc. which we acquired in March 2007; and

•	$18.3 million of revenues from organic revenue growth. We define organic revenue growth as the net increase in revenue produced by: (1) businesses we owned and operated prior to January 1, 2006, which we refer to as “existing businesses,” (2) customer lists, goodwill or other finite-life intangible assets we purchased on or after January 1, 2006, and integrated into our existing businesses; and (3) businesses that we do account for as acquisitions under the purchase method of accounting in accordance with SFAS No. 141 “Business Combinations,” but do not report separate for internal financial purposes, which we refer to as “fold-in acquisitions.”

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

Operating Expenses

	For the Years Ended December 31,
	2007	2006	Increase
	($’s in millions)

Total operating expenses	$125.2	$92.7	$32.5	35.1%
Direct operating expense	51.7	38.4	13.3	34.7%
Selling, general and administrative expenses	62.1	46.7	15.4	32.9%
Depreciation expense	3.9	2.4	1.4	58.5%
Amortization expense	7.5	5.2	2.4	46.0%

Operating expenses attributable to our corporate operations, which consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs, increased $5.5 million, or 115.4%, to $10.3 million, for the year ended December 31, 2007, from $4.8 million for the year ended December 31, 2006. Total operating expenses as a percentage of revenues decreased slightly to 82.4% for the year ended December 31, 2007 from 83.0% for the year ended December 31, 2006. We reclassified certain expenses for the year ended December 31, 2007 to conform to our current year presentation.

Direct Operating Expenses.  The increase in direct operating expenses was primarily attributable to the cost of compensation and employee benefits for the processing staff of the mortgage default processing service businesses that we acquired in the first quarter of 2007 and in March 2006 and for which we recognized a full year of operating expenses in 2007, as well as other increased operating expenses of APC due to the increases in the volume of files processed. Additionally, direct operating expenses increased as a result of increased stock compensation expense recorded in the year ended December 31, 2007. Direct operating expenses as a percentage of revenue decreased from 34.4% as of December 31, 2006 to 34.0% as of December 31, 2007 due to the increase in our higher margin revenues from our Professional Services Division.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased due to the costs of employee salaries and benefits, and certain other expenses for the mortgage default processing services businesses that we acquired in the first quarter of 2007 and in March 2006 and for which we recognized a full year of expenses in 2007, as well as the March 2007 acquisition of the Mississippi Business Journal. Selling, general and administrative expenses also increased due to increases in overall wage costs and costs of various marketing promotions. Additionally, selling, general and administrative expenses increased due to an increase in corporate insurance costs and increased stock compensation expense recorded in 2007. Selling, general and administrative expense as a percentage of revenue decreased slightly to 40.9% as of December 31, 2007 from 41.8%

as of December 31, 2006. In 2007, we did not incur any out-of-pocket costs, other than minimal training fees, as we prepared to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization Expense.  Our depreciation expense increased due to increased levels of property and equipment in 2007. Our amortization expense increased due primarily to the amortization of finite-lived intangible assets acquired in the APC acquisitions in January 2007 and March 2006.

Adjusted EBITDA (a non-GAAP measurement)

	For the Years
	Ended
	December 31,
	2007	2006	Increase
	($’s in millions)

Adjusted EBITDA (in millions)	$43.1	$28.8	$14.3	49.8%
Adjusted EBITDA margin	28.4%	25.8%	2.6%	10.1%

Adjusted EBITDA (as defined and discussed in Note 5 of “Item 6 — Selected Financial Data”) and adjusted EBITDA margin increased due to the cumulative effect of the factors described above that are applicable to the calculation of adjusted EBITDA. Adjusted EBITDA margin, increased to 28.4% for the year ended December 31, 2007, from 25.8% for the year ended December 31, 2006.

Cash Earnings and Cash Earnings per Diluted Share (non-GAAP measurements)

	For the Years Ended December 31,
	2007	2006	Increase (decrease)

Cash earnings (in millions)	$18.3	$12.4	$5.9	47.6%
Cash earnings per diluted share	$1.15	$1.34	$(0.19)	(14.2)%

Cash earnings (as defined and discussed in Note 6 of “Item 6 — Selected Financial Data”) increased $5.9 million, or 47.6%, to $18.3 million for the year ended December 31, 2007 from $12.4 million for 2006 because of the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of cash earnings. Cash earnings per diluted share (as defined and discussed in Note 6 of “Item 6 — Selected Financial Data”) decreased to $1.15 for 2007 from $1.34 for 2006 because of the increase in the number of diluted weighted average shares outstanding from 9.3 million at December 31, 2006 to 15.9 million at December 31, 2007. This increase in diluted weighted average shares outstanding occurred as a result of our initial public offering in August 2007 and our private placement in July 2008.

Interest Expense, Net

	For the Years Ended
	December 31,
	2007	2006	Increase (decrease)
	($’s in millions)

Interest expense, net	$7.3	$6.2	$1.0	16.6%
Interest on bank credit facility	5.8	5.9	—	(0.6)%
Cash interest (income) expense on interest rate swaps	(0.1)	(0.1)	(0.1)	107.8%
Amortization of deferred financing fees	1.2	0.8	0.4	55.7%
Other	0.4	(0.3)	0.7	209.8%

Interest expense on our bank credit facility remained relatively flat in 2007 resulting from consistent levels of average outstanding borrowings. For the year ended December 31, 2007, our average outstanding borrowings were $75.1 million compared to $74.5 million for the year ended December 31, 2006. An increase of $33.0 million in outstanding borrowings to finance acquisitions in 2007 was offset by the $30 million reduction in debt paid with proceeds from our initial public offering and $3.0 million of debt payments, net of debt amortization. The amortization of deferred financing fees increased as a result of $0.6 million of expense incurred related to the write off of deferred financing fees on the previous credit facility and $0.4 million of expense in connection with the write off of the unaccreted issuance costs on series C preferred stock. Other interest increased resulting from the accretion of interest on the non-interest bearing note incurred in connection with our acquisition of the mortgage default processing services business of Feiwell & Hannoy in 2007, as well as lower interest income recorded in 2008.

Non-Cash Interest Expense Related to Interest Rate Swaps

	For the Years Ended December 31,
	2007	2006	Increase
	($’s in millions)

Non-cash interest expense related to interest rate swaps	$1.2	$0.2	$1.1	561.5%

Non-cash interest expense related to interest rate swaps increased as a result of a change in the estimated fair value of our interest rate swaps driven by a decline in interest rates in 2007. Accordingly, the estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet decreased by $1.2 million to a $1.2 million liability at December 31, 2007, from a $17,000 asset at December 31, 2006.

Non-Cash Interest Expense Related to Redeemable Preferred Stock

	For the Years
	Ended
	December 31,
	2007	2006	Increase
	($’s in millions)

Non-cash interest expense related to redeemable preferred stock	$66.1	$28.5	$37.7	132.4%

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

Income Tax Expense

	For the Years
	Ended
	December 31,
	2007	2006	Increase
	($’s in millions)

Income tax expense	$7.9	$5.0	$2.9	58.1%

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

Circulation revenues remained flat, as an increase in the average price per paid subscription was offset by a decline in the number of paid subscribers between December 31, 2006 and December 31, 2007. As of December 31, 2007, our paid publications had approximately 71,700 subscribers, a decrease of approximately 1,900, or 2.6%, from total paid subscribers of approximately 73,600 as of December 31, 2006. This decline resulted from our termination of discounted subscription programs. Other Business Information Division revenues decreased primarily due to decreased commercial printing sales.

One of our paid publications, The Daily Record in Maryland, as well as the business information products we target to the Missouri markets and the Massachusetts market, each accounted for over 10% of our Business Information Division’s revenues for the year ended December 31, 2007.

Operating Expenses

	For the Years Ended December 31,
	2007	2006	Increase
	($’s in millions)

Total operating expenses	$67.8	$61.1	$6.8	11.1%
Direct operating expense	28.6	26.6	2.0	7.4%
Selling, general and administrative expenses	34.8	30.7	4.1	13.4%
Depreciation expense	1.4	1.2	0.2	15.1%
Amortization expense	3.0	2.5	0.5	20.2%

Direct operating expenses increased primarily due to spending on outside software programmers working on web-related initiatives and increased operating costs in connection with the acquisition of Venture Publications Inc. in March 2007. Selling, general and administrative expenses attributable increased due to increased general, selling and administrative costs in connection with the acquisition of Venture Publications Inc., as well as increased overall wage costs and costs of various marketing promotions. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 79.8% for the year ended December 31, 2007 from 82.7% for the year ended December 31, 2006. Increases in public notice revenues, which has a higher margin than other revenue sources, primarily contributed to this decrease.

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

Operating Expenses

	For The Years Ended December 31,
	2007	2006	Increase
	($’s in millions)

Total operating expenses	$47.1	$26.9	$20.2	75.3%
Direct operating expense	23.2	11.8	11.4	96.5%
Selling, general and administrative expenses	17.5	11.5	6.0	51.8%
Depreciation expense	1.9	0.9	1.0	113.4%
Amortization expense	4.5	2.6	1.9	70.5%

Direct operating expenses increased primarily due to the expenses of APC’s mortgage default processing service businesses that we acquired in March 2006 (and for which we recognized a full year of expenses in 2007) and January 2007. Selling, general and administrative expenses also increased primarily due to our APC acquisitions in March 2006 and January 2007.

Depreciation expense increased due to the inclusion of fixed assets from our APC mortgage default processing services business acquisitions in March 2006 (and for which we recognized a full year of depreciation in 2007) and January 2007. Amortization expense increased due to the amortization of finite-lived intangible assets associated with the March 2006 (and for which we recognized a full year of amortization in 2007) and January 2007 APC acquisitions. Additionally, Counsel Press’s amortization expense increased $0.2 million. Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue decreased to 70.3% for the year ended December 31, 2007, from 71.1% for the year ended December 31, 2006.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, sales of our equity securities, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of December 31, 2008 and 2007, as well as cash flows for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	As of December 31,
	2008	2007

Cash and cash equivalents	$2,456	$1,346
Working capital (deficit)	(12,588)	(5,460)
Long-term debt, less current portion	143,450	56,301

	Years Ended December 31,
	2008	2007	2006

Net cash provided by operating activities	$34,451	$27,259	$18,307
Net cash used in investing activities:
Acquisitions and investments	(182,423)	(32,977)	(53,461)
Capital expenditures	(6,601)	(7,281)	(2,430)
Net cash provided by financing activities	155,583	13,429	35,982

Cash Flows Provided by Operating Activities

The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.

Net cash provided by operating activities for the year ended December 31, 2008 increased $7.2 million, or 26.4%, to $34.5 million from $27.3 million for the year ended December 31, 2007. This increase was primarily the result of improved operating results in 2008 as compared to 2007, including those related to our acquisition of the NDEx business.

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

Working capital (deficit) increased $7.1 million, or 130.6%, to $(12.6) million at December 31, 2008, from $(5.5) million at December 31, 2007, resulting primarily from significant changes in current assets and current liabilities as a result of the NDEx business. Because NDEx provides mortgage foreclosure processing services directly to loan processors in California, we presented approximately $21.6 million in liabilities and $7.2 million in unbilled receivables on our balance sheet pertaining to certain “pass-through” expenses, such as trustee sale guarantees, title policies, and post and publication charges, at December 31, 2008. These items are shown separately on the balance sheet. Typically, we provide these services to our law firm customers, who, then, carry these pass-through expenses on their books.

Working capital (deficit) decreased $3.5 million, or 39.3%, to $(5.5) million at December 31, 2007, from $(9.0) million at December 31, 2006. Current liabilities increased $2.6 million, or 9.4%, to $30.4 million at December 31, 2007 from $27.8 million at December 31, 2006. Accounts payable and accrued liabilities increased $4.3 million, or 42.5%, to $14.3 million at December 31, 2007 from $10.0 million at December 31, 2006. This increase was primarily caused by the timing of payments on trade accounts payable, as well as increases in accrued compensation and accrued interest. Current deferred revenue increased $0.6 million, or 5.9%, to $11.4 million at December 31, 2007 from $10.8 million at December 31, 2006. Current assets increased $6.1 million, or 32.7%, to $24.9 million at December 31, 2007 from $18.8 million at December 31, 2006. This increase was due primarily to the growth of accounts receivable by $5.0 million from $15.7 million at December 31, 2006 to $20.7 million at December 31, 2007, and the increase in cash from $0.8 million at December 31, 2006 to $1.3 million at December 31, 2007.

The increase in accounts receivable from December 31, 2007 to December 31, 2008, as well as from December 31, 2006 to December 31, 2007, was primarily attributable to increased sales and accounts receivable of our acquired companies during those periods. Our allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of December 31, 2008 and 2007 is set forth in the table below:

	December 31,
	2008	2007

Allowance for doubtful accounts as a percentage of gross accounts receivable	3.5%	5.8%
Days sales outstanding	62.6	54.6

The decrease in allowance for doubtful accounts as a percentage of gross accounts receivable is primarily a result of the addition of receivables from the Barrett law firm as a result of the acquisition of the NDEx business for which no allowance for doubtful accounts is carried. No allowance is carried on these accounts because, to date, we have not experienced any problems with respect to collecting prompt payment from the Barrett law firm, who is required to remit all amounts due to us with respect to files we serviced in accordance with the time periods upon which we have agreed.

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. In calculating our DSO for the year ended December 31, 2008, we annualized the revenues from NDEx, which we have only owned since September 2, 2008. Our DSO increased significantly from December 31, 2007 to December 31, 2008, for the following reasons: (1) we extended the payment terms with Trott & Trott in the first quarter of 2008 from 30 days to 45 days in connection with an increase to the per file fee we charge Trott & Trott, (2) unbilled revenue carried on the books of NDEx, which we acquired on September 2, 2008; and (3) increased public notices, which have longer payment terms.

We own 35.0% of the membership interests in Detroit Legal Publishing, LLC, or DLNP, the publisher of Detroit Legal News, and received distributions of $7.0 million and $5.6 million for the years ended December 31, 2008 and 2007, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows Used by Investing Activities

Net cash used by investing activities increased $148.8 million, to $188.9 million in 2008 from $40.1 million in 2007. Uses of cash in both periods pertained to acquisitions, capital expenditures and purchases of software. Cash paid for acquisitions totaled $182.4 million for the year ended December 31, 2008 and $33.0 million for the year ended December 31, 2007. Capital expenditures and purchases of software were approximately $6.6 million and $7.3 million in 2008 and 2007, respectively. Nearly 50% of our total capital spending in 2008 pertained to five projects: (1) a new voice over internet protocol telephone system ($0.5 million); (2) spending on our proprietary case management software in Indiana and Minnesota ($0.5 million); (3) build-out and furniture for our new corporate offices in Minneapolis ($0.8 million); (4) build-out and equipment for expanded NDEx office space in Texas ($0.7 million); and (5) spending on Payment Allocation and Claims Tracking (“PACT”) and our multi-state software for NDEx ($0.7 million). The remainder of our capital expenditure spending in 2008 was used to acquire various equipment, software and furniture for our operating units. We expect our capital expenditures to account for between 3.0% and 4.0% of our total revenues in 2009.

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

Finite-lived intangible assets increased $166.0 million, or 186.6%, to $254.9 million at December 31, 2008 from $88.9 million at December 31, 2007. This increase resulted from the addition of finite-life intangible assets acquired as part of the acquisition of the assets of Legal and Business Publishers, Inc. ($3.8 million), APC’s acquisition of the mortgage default processing services business of Wilford & Geske ($13.6 million), and, most notably, APC’s acquisition of NDEx ($159.0 million). These items were partially offset by increased amortization expense. Our purchase price allocation for NDEx is still preliminary and, when finalized, may change the amount of the finite-life intangible assets acquired from NDEx.

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

Goodwill increased $39.9 million, or 50.5%, to $119.0 million at December 31, 2008 from $79.0 million at December 31, 2007. This increase was due to goodwill related to an earn out paid in the second quarter in connection with the acquisition of Venture Publications ($0.6 million), and APC’s acquisition of NDEx ($39.3 million).

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities primarily includes borrowings under our revolving credit agreement, proceeds from the issuance of long-term debt, and net proceeds from offerings of our stock, including our private placement offering in 2008 and our initial public offering in 2007. In 2008, net cash provided by financing activities included $110.0 million in proceeds from borrowings on our senior term notes and $60.5 million in net proceeds received from the private placement of 4,000,000 shares of our common stock. We used all of the proceeds of the private placement to fund, in part, the cash purchase price for the acquisition of NDEx. In 2007, net cash provided by financing activities included $137.5 million in net proceeds from our initial public offering. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, the redemption of any preferred stock, and the payment of fees associated with the issuance of long-term debt.

Net cash provided by financing activities increased $142.2 million to $155.6 million in the year ended December 31, 2008 from $13.4 million in the year ended December 31, 2007, primarily resulting from an increase in net borrowings under our senior revolving note of $100.0 million and proceeds of $60.5 million from our private placement of our common stock. Additionally, year-over-year changes in net cash provided by financing activities resulted from a decrease in payments on our senior long-term debt in 2008 from 2007. We received approximately $137.5 million of net proceeds from our initial public offering in August 2007, most of which we used to redeem our preferred stock and repay outstanding indebtedness. Long-term debt, less current portion, increased $87.1 million, or 154.8%, to $143.5 million as of December 31, 2008 from $56.3 million as of December 31, 2007, primarily as a result of $99.0 million we borrowed in 2008 to fund, in part, the acquisition of NDEx.

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

As of December 31, 2008, we had $153.8 million outstanding under our term loan, and no outstanding balance under our revolving variable-rate notes and available capacity of approximately $40.0 million, after taking into account the senior leverage ratio requirements under the credit agreement. We expect to use the remaining availability under our credit facility for working capital and other general corporate purposes, including the financing of other acquisitions.

In the third quarter of 2008, we amended our credit facility with the syndicate of lenders who are party to our second amended restated credit facility. Specifically, on July 28, 2008, we and our consolidated subsidiaries signed a first amendment to the credit facility that approved the acquisition of NDEx and waived the requirement that we use 50% of the proceeds from the private placement to pay down indebtedness under the credit facility (both described in “Recent Developments”). In addition, the amendment (1) reduced the senior leverage ratio we and our consolidated subsidiaries are required to maintain as of the last day of each fiscal quarter from no more than 4.50 to 1.00 to no more than 3.50 to 1.00 and (2) increased the interest rate margins charged on the loans under the credit facility to up to 1.0%.

Our credit agreement permits us to elect whether outstanding amounts under the term loan facility and the revolving credit facility accrue interest based on the prime rate or LIBOR as determined in accordance with the second amended and restated credit agreement, in each case, plus a margin that fluctuates on the basis of the ratio of our and our consolidated subsidiaries’ total liabilities to pro forma EBITDA. Since amending our credit facility in July 2008, the margin on the prime rate loans may fluctuate between 0% and 1.25% and the margin on the LIBOR loans may fluctuate between 2.0% and 3.25%. At December 31, 2008, the weighted average interest rate on our senior term note was 4.3%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals.

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

At December 31, 2008 and as a result of the amendment to the credit facility entered in July 2008, our credit agreement also required that, as of the last day of any fiscal quarter, we not permit our senior leverage ratio to be more than 3.50 to 1.00 and our fixed charge coverage ratio to be less than 1.20 to 1.00. This senior leverage ratio represents, for any particular date, the ratio of our outstanding indebtedness (less our subordinated debt and up to a specified amount of our cash and cash equivalents) to our pro forma EBITDA, calculated in accordance with our second amended and restated credit agreement, for the four fiscal quarters ended on, or most recently ended before, the applicable date. Our fixed charge coverage ratio, for any particular date, is equal to the ratio of (1) our adjusted EBITDA, calculated in accordance with our second amended and restated credit agreement (less income taxes paid in cash, net capital expenditures paid in cash, and certain restricted payments paid in cash), to (2) interest expense plus principal payments on account of the term loan facility and our interest bearing liabilities plus all payments made pursuant to non-competition or consulting fees paid by us in connection with acquisitions, for the four fiscal quarters ended on, or most recently ended before, the applicable date. If we are required to take an impairment charge to our goodwill in the future, we do not expect that charge to impact our ability to comply with the covenants contained in our credit agreement because impairment charges are excluded from the calculation of EBITDA for purposes of meeting the fixed coverage and senior leverage ratios and because there is no net worth minimum covenant.

Future Needs

We expect that cash flow from operations, supplemented by short and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements. However, our ability to generate sufficient cash flow in the future could be adversely impacted by regulatory, lender and other responses to the mortgage crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments — Regulatory Environment” above.

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

Contractual Obligations

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and other contingent commitments, as of December 31, 2008. Actual payments in future periods may vary from those reflected in the table.

	Less than						After
	1 Year		1-3 Years		3-5 Years		5 Years		Total
	(In thousands)

Long-term debt(1)	$18,449		$46,320		$67,789		$54,971		$187,529
Revolving note(2)	—		—		—		—		—
Note payable(3)	1,750		—		—		—		1,750
Capital leases	2		—		—		—		2
Operating leases(4)	5,140		9,489		5,363		3,136		23,128
Minority interest put right in APC(5)	1,616	(6)	7,620	(6)	5,230	(6)	3,654	(6)	18,120
Earn out payment — Wilford & Geske(7)	2,000		—		—		—		2,000
Holdback and earn out payment — Midwest
Law Printing(8)	150		150		—		—		300
Earn out payment — NDEx(9)	13,000		—		—		—		13,000

	$42,107		$63,579		$78,382		$61,761		$245,829

(1)	Consists of principal and interest payments under our bank credit facility and assumes the amount outstanding as of December 31, 2008 remains outstanding until maturity and assuming an interest rate until the maturity date equal to 5.5% per annum.

(2)	Assumes that we will continue to have no amount outstanding on the revolving note under our bank credit facility, with no additional borrowings or payments.

(3)	In connection with our acquisition of the mortgage default processing service business of Feiwell & Hannoy P.C., APC incurred a non-interest bearing note with a face amount of $3.5 million payable in two equal annual installments, payment of which we guaranteed, of which the first payment was made in 2008, and the second and final installment was paid in January 2009. The amount listed here includes accreted interest.

(4)	We lease office space and equipment under certain noncancelable operating leases that expire in various years through 2017. Lease terms generally range from 5 to 10 years with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for noncancelable operating leases.

(5)	Each of the minority members has the right to require APC to repurchase all or any portion of the APC membership interest held by them. For APC Investments and Feiwell and Hannoy, this right is exercisable for a period of six months following August 7, 2009. For the sellers of NDEx, each as members of APC, this right is exercisable for a period of six months following September 2, 2012. To the extent any minority member of APC timely exercises this right, the purchase price would be based upon 6.25 times APC’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for APC as of the date the repurchase occurs. The aggregate purchase price would be payable by APC in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.

(6)	The put right of the minority members of APC is only exercisable within six months after August 7, 2009, as to APC Investments and Feiwell & Hannoy, and six months after September 2, 2012 as to the sellers of NDEx, and the purchase price payable by APC would be based on 6.25 times APC’s trailing twelve month EBITDA, less the aggregate amount of any interest-bearing indebtedness of APC outstanding as of the repurchase date. Therefore, it is not possible to provide the exact amount APC might be obligated to pay if the minority members were to exercise this right at such time. The amount we have disclosed in the table is provided as an example of the purchase price that would be payable by APC in the form of unsecured notes if (x) all the minority members exercise their right in full to require APC to repurchase their membership interest and (y) APC’s pro forma EBITDA for the twelve months ending on the repurchase date and interest-bearing indebtedness outstanding on the repurchase date were equal to those amounts as of December 31, 2008, which were $44.6 million and $169.6 million, respectively. These amounts would be payable over three years after the exercise date and would accrue interest at a rate equal to prime plus 2%, which (using the prime rate as of December 31, 2008) is reflected in the amounts set forth in the table. These amounts are being provided for informational purposes only and may not be representative of the actual amount APC may be obligated to pay in connection with this put right of the minority members of APC.

(7)	In connection with our acquisition of the mortgage default processing services business of Wilford & Geske in February 2008, we may be obligated to pay to the sellers up to an additional $2.0 million based upon the EBITDA of this business during the twelve month period ending on March 31, 2009. If the EBITDA for this business equals or exceeds $3.045 million for the twelve months ending March 31, 2009, we will pay the sellers the maximum $2.0 million earn out payment. For purposes of this table, we have assumed that Wilford & Geske will earn the maximum earn-out payment.

(8)	In connection with our acquisition of the assets of Midwest Law Printing Co, Inc. in June 2008, we are obligated to pay to the sellers a holdback amount of $75,000 one year after closing, and may be obligated to pay up to an additional $75,000 in each of the three years subsequent to the closing date in connection with this business achieving certain revenue targets. For purposes of this table, we have assumed that Midwest Law Printing Co., Inc. will earn the maximum earn-out payment.

(9)	In connection with our acquisition of NDEx in September 2008, we may be obligated to pay the sellers of NDEx up to an additional $13.0 million in cash based upon the adjusted EBITDA of NDEx for the four complete calendar quarters following the closing of the acquisition. If the adjusted EBITDA for NDEx equals or exceeds $28.0 million during such four-quarter period, we will pay the sellers the maximum $13.0 million earn out payment. For purposes of this table, we have assumed that the sellers of NDEx will earn the maximum earn-out payment. However, the maximum earn out payment of $13.0 million will be reduced by $7.50 for each $1.00 that NDEx’s adjusted EBITDA for such four-quarter period is less than the $28.0 million target.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of December 31, 2008, we had swap arrangements that convert $40.0 million of our variable rate term loan into a fixed rate obligation. Under our bank credit facility, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of December 31, 2008, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, the fair value is classified within other deferred revenue and other liabilities on our balance sheet and as a component of interest expense in our statement of operations for the year then ended. For the years ended December 31, 2008 and 2007, we recognized an interest expense of $1.4 million and $1.2 million, respectively, related to the decrease in fair value of the interest rate swap agreements, or a $0.2 million increase year over year.

If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.5 million (pre-tax), $0.3 million (pre-tax), and $0.3 million (pre-tax) in the year ended December 31, 2008, 2007, and 2006, respectively.

Item 8.	Financial Statements and Supplemental Data

DOLAN MEDIA COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Dolan Media Company

We have audited the accompanying consolidated balance sheets of Dolan Media Company and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2008 and 2007 financial statements of The Detroit Legal News Publishing, LLC, an entity in which the Company has a 35% ownership interest. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion for 2008 and 2007, insofar as it relates to the amounts included for The Detroit Legal News Publishing, LLC, for 2008 and 2007, is based solely on the report of the other auditors. The Company has a $16.2 and $17.6 million investment in and has recorded equity in earnings of $5.6 and $5.4 million of The Detroit Legal News Publishing, LLC as of and for the years ended December 31, 2008 and 2007, respectively.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolan Media Company and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dolan Media Company and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 11, 2009

DOLAN MEDIA COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$2,456	$1,346
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,398 and $1,283 as of December 31, 2008 and 2007, respectively)	38,776	20,689
Unbilled pass-through costs	7,164	—
Prepaid expenses and other current assets	4,881	2,649
Deferred income taxes	397	259

Total current assets	53,674	24,943
Investments	17,126	18,479
Property and equipment, net	21,438	13,066
Finite-life intangible assets, net	254,917	88,946
Goodwill	118,983	79,044
Other assets	5,166	1,889

Total assets	$471,304	$226,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$12,048	$4,749
Accounts payable	9,116	6,068
Accrued pass-through liabilities	21,598	—
Accrued compensation	7,673	4,677
Accrued liabilities	2,738	2,922
Due to sellers of acquired businesses	75	600
Deferred revenue	13,014	11,387

Total current liabilities	66,262	30,403
Long-term debt, less current portion	143,450	56,301
Deferred income taxes	18,266	4,393
Deferred revenue and other liabilities	5,136	3,890

Total liabilities	233,114	94,987

Minority interest in consolidated subsidiary (redemption value of $16,764 as of December 31, 2008)	15,760	2,204

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 29,955,018 and 25,088,718 shares as of December 31, 2008 and 2007, respectively	30	25
Preferred stock, $0.001 par value, authorized: 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	291,310	212,364
Accumulated deficit	(68,910)	(83,213)

Total stockholders’ equity	222,430	129,176

Total liabilities and stockholders’ equity	$471,304	$226,367

See Notes to Consolidated Financial Statements

DOLAN MEDIA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)

Revenues
Business Information	$90,450	$84,974	$73,831
Professional Services	99,496	67,015	37,812

Total revenues	189,946	151,989	111,643

Operating expenses
Direct operating: Business Information	31,116	28,562	26,604
Direct operating: Professional Services	36,932	23,180	11,794
Selling, general and administrative	74,257	62,088	46,715
Amortization	11,793	7,526	5,156
Depreciation	5,777	3,872	2,442

Total operating expenses	159,875	125,228	92,711
Equity in earnings of Detroit Legal News Publishing, LLC	5,646	5,414	2,736

Operating income	35,717	32,175	21,668

Non-operating expense
Interest expense, net of interest income of $138, $175 and $383 in 2008, 2007 and 2006, respectively	(7,085)	(7,284)	(6,246)
Non-cash interest expense related to interest rate swaps	(1,388)	(1,237)	(187)
Non-cash interest expense related to redeemable preferred stock	—	(66,132)	(28,455)
Break-up fee and other income (expense), net	(1,467)	(8)	(202)

Total non-operating expense	(9,940)	(74,661)	(35,090)

Income (loss) before income taxes and minority interest	25,777	(42,486)	(13,422)
Income tax expense	(9,209)	(7,863)	(4,974)
Minority interest in net income of subsidiary	(2,265)	(3,685)	(1,913)

Net income (loss)	$14,303	$(54,034)	$(20,309)

Net income (loss) per share:
Basic	$0.53	$(3.41)	$(2.19)
Diluted	$0.53	$(3.41)	$(2.19)
Weighted average shares outstanding:
Basic	26,985,345	15,868,033	9,253,972
Diluted	27,112,683	15,868,033	9,253,972

See Notes to Consolidated Financial Statements

DOLAN MEDIA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(In thousands, except share data)

Balance (deficit) at December 31, 2005	8,910,000	$1	$26	$(8,870)	$(8,843)
Net loss	—	—	—	(20,309)	(20,309)
Stock-based compensation expense	—	—	52	—	52
Repurchase of common stock	(36,000)	—	(25)	—	(25)
Issuance of common stock in a business acquisition	450,000	—	250	—	250

Balance (deficit) at December 31, 2006	9,324,000	1	303	(29,179)	(28,875)
Net loss	—	—	—	(54,034)	(54,034)
Stock-based compensation expense	—	—	970	—	970
Preferred stock series C conversion	5,093,155	5	73,844	—	73,849
Initial public offering proceeds, net of underwriting discount and offering costs	10,500,000	11	137,255	—	137,266
Issuance of restricted stock, net of forfeitures	171,563	—	—	—	—
Other	—	8	(8)	—	—

Balance (deficit) at December 31, 2007	25,088,718	$25	$212,364	$(83,213)	$129,176
Net income	—	—	—	14,303	14,303
Private placement of common stock, net of offering costs	4,000,000	4	60,483	—	60,487
Issuance of common stock in a business acquisition	825,528	1	16,460	—	16,461
Issuance of common stock pursuant to the exercise of stock options under the 2007 incentive compensation plan	8,089	—	21	—	21
Stock-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	32,683	—	1,918	—	1,918
Tax benefit on stock options exercised	—	—	64	—	64

Balance (deficit) at December 31, 2008	29,955,018	$30	$291,310	$(68,910)	$222,430

See Notes to Consolidated Financial Statements

DOLAN MEDIA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net income (loss)	$14,303	$(54,034)	$(20,309)
Distributions received from Detroit Legal News Publishing, LLC	7,000	5,600	3,500
Minority interest distributions paid	(1,351)	(2,886)	(1,843)
Non-cash operating activities:
Amortization	11,793	7,526	5,156
Depreciation	5,777	3,872	2,442
Equity in earnings of Detroit Legal News Publishing, LLC	(5,646)	(5,414)	(2,736)
Minority interest	2,265	3,685	1,913
Stock-based compensation expense	1,918	970	52
Deferred income taxes	735	252	844
Change in value of interest rate swap and accretion of interest on note payable	1,593	1,608	187
Non-cash interest related to redeemable preferred stock	—	66,611	28,589
Amortization of debt issuance costs	218	744	652
Change in accounting estimate related to self-insured medical reserve	(470)	—	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(2,313)	(5,010)	(2,089)
Prepaid expenses and other current assets	(746)	(857)	(167)
Other assets	226	(664)	(194)
Accounts payable and accrued liabilities	(2,340)	5,669	2,165
Deferred revenue	1,489	(413)	145

Net cash provided by operating activities	34,451	27,259	18,307

Cash flows from investing activities
Acquisitions and investments	(182,423)	(32,977)	(53,461)
Capital expenditures	(6,601)	(7,281)	(2,430)
Other	100	130	40

Net cash used in investing activities	(188,924)	(40,128)	(55,851)

Cash flows from financing activities
Net (payments) borrowings on senior revolving note	(9,000)	9,000	(13,500)
Proceeds from borrowings or conversions on senior term notes	110,000	10,000	56,350
Proceeds from initial public offering, net of underwriting discount	—	141,593	—
Payments on senior long-term debt	(5,000)	(41,000)	(6,000)
Redemption of preferred stock	—	(101,089)	—
Proceeds from private placement of common stock, net of offering costs	60,483	—	—
Proceeds from stock options exercises	21	—	—
Capital contribution from minority partner	1,179	—	—
Payment on unsecured note payable	(1,750)	—	—
Payments of initial public offering costs	—	(4,117)	—
Payments of deferred financing costs	(407)	(929)	(784)
Tax benefit on stock options exercised	64	—	—
Other	(7)	(29)	(84)

Net cash provided by financing activities	155,583	13,429	35,982

Net increase (decrease) in cash and cash equivalents	1,110	560	(1,562)
Cash and cash equivalents at beginning of year	1,346	786	2,348

Cash and cash equivalents at end of year	$2,456	$1,346	$786

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$7,340	$5,238	$5,755
Income taxes	10,607	6,941	4,545

Supplemental disclosures of noncash investing and financing information
Due to or notes payable to sellers of acquired businesses	$75	$600	$600
Accrued offering costs included in accounts payable	—	210	—
Issuance of minority interest for acquisition	11,552	3,429	—
Issuance of common stock for acquisition	16,461	—	250
Discounted note payable for acquisition	—	2,919	—
Conversion of preferred stock	—	73,849	—
Non-cash buildout allowances	103	963	—

See Notes to Consolidated Financial Statements

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of Business:  Dolan Media Company and its subsidiaries (the “Company”) is a leading provider of business information and professional services to legal, financial and real estate sectors in the United States. The Company operates in two reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Those segments are Business Information and Professional Services. The Company’s Business Information segment supplies information to the legal, financial and real estate sectors through a variety of media, including court and commercial newspapers, business journals and the Internet. The Company’s Professional Services segment provides mortgage default processing and related services and appellate services to the legal community.

Certain prior year amounts have been reclassified for comparability purposes within the statement of operations, resulting in an adjustment between direct operating and selling, general and administrative expenses with no impact on net income.

A summary of the Company’s significant accounting policies follows:

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company, all wholly-owned subsidiaries and an 84.7% interest in American Processing Company, LLC, (APC) as of December 31, 2008. The Company accounts for the percentage interest in APC that it does not own as a minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation. Actual results of operations of the companies acquired in 2008, 2007 and 2006 are included in the consolidated financial statements from the dates of acquisition.

Revenue Recognition:  Revenue from the Company’s Business Information segment consists of display and classified advertising (including events), public notices, circulation (primarily consisting of subscriptions) and sales from commercial printing and database information. The Company recognizes display advertising, classified advertising and public notice revenue upon placement in one of its publications or on one of its web sites. The Company recognizes display and classified advertising revenues generated by sponsorships, advertising and ticket sales from local events when those events are held. Subscription revenue is recognized ratably over the related subscription period when the publication is issued. The Company recognizes other business information revenues upon delivery of the printed or electronic product to its customers. The Company records a liability for deferred revenue either when it bills advertising in advance or customers prepay for subscriptions. The Company records barter transactions at the fair value of the goods and services received or provided.

The Company generates revenue from its Professional Services segment, in part, by providing mortgage default processing services and recognizes this revenue on a ratable basis over the period during which the services are provided. As discussed in Note 11, the Company provides these services to its law firm customers pursuant to long-term services agreements. In California, the Company also provides these services directly to mortgage lenders and loan servicers. The Company records amounts billed to its professional service customers but not yet recognized as revenues as deferred revenue. The Company also provides real estate title and related services to certain law firm customers, and recognizes revenue associated with these services over the period in which those services are performed. The Company also provides appellate services to attorneys that are filing appeals in state or federal courts and recognizes revenues for appellate services as it provides those services, which is when the court filings are made.

In connection with mortgage default processing services provided directly to mortgage lender and loan servicers in California, the Company has pass-through items such as trustee sale guarantees, title policies, and post and publication charges. In determining whether such pass-through items should be recorded as revenue in the Company’s consolidated financial statements at the gross amount billed to the customer or at a net amount, the Company follows the guidance of Emerging Issues Task Force 99-19 (“EITF 99-19”), “Reporting Revenue Gross as

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a Principal versus Net as an Agent.” Accordingly, it has concluded that such expenses should be recorded at net, and has recorded them as such in its consolidated financial statements. The Company has separately shown the unbilled amount of these pass-through costs and the amount accrued on the face of the balance sheet. Billed pass-through costs are included in accounts receivable, net.

The Company records revenues recognized for services performed but not yet billed to its customers as unbilled services. As of December 31, 2008 and 2007, the Company recorded an aggregate $13.6 million and $2.4 million, respectively, as unbilled services and included these amounts in accounts receivable on its balance sheet. The majority of these unbilled services are attributable to our mortgage default services business.

Cash and Cash Equivalents:  Cash and cash equivalents include money market mutual funds and other highly liquid investments with original maturities of three months or less at the date of acquisition. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. In the normal course of business, the Company holds cash in trust on behalf of certain of its customers. The Company segregates this cash in its books and records and does not include this cash in its balance of cash and cash equivalents.

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

			Provision
			for
	Balance		Doubtful	Net Written	Balance
	Beginning	Acquisitions	Accounts	Off	Ending

2008	$1,283	$349	$718	$(952)	$1,398
2007	1,014	—	762	(493)	1,283
2006	1,175	—	312	(473)	1,014

Investments:  The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investor. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company considers whether the fair values of any of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then the Company would record a write-down to estimated fair value.

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

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment:  Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on property and equipment using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease terms.

Internal Use Software:  Purchased software and capitalized costs related to internally developed software for internal use are amortized over their useful lives of three to five years. Costs incurred during the application development stage related to internally developed software are capitalized in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Pursuant to SOP 98-1, costs are expensed as incurred during the preliminary project stage and post implementation stage. Once the capitalization criteria of SOP 98-1 has been met, internal payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project), as well as external direct costs incurred for services used in developing or obtaining internal-use computer software, are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use.

Internally Developed Software for External Use:  Costs of internally developed software for external use are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Costs are expensed until the technological feasibility of the software product has been established, and then, to the extent that management expects such costs to be recoverable against future revenues, are capitalized until the product’s general availability to customers. Capitalized software development costs are amortized over the product’s estimated economic life, beginning at the date of general availability of the product to customers. Capitalized software for external use is included in other assets in the Company’s consolidated balance sheet.

Financial Instruments:  The Company accounts for certain financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.

Interest Rate Swap Agreements:  Under the terms of its senior credit facility, the Company is required to manage its exposure to certain interest rate changes, and therefore uses interest rate swaps to manage the risk associated with a portion of its floating rate long-term debt. As interest rates change, the differential paid or received is recognized in interest expense for the period. In addition, the change in the fair value of the swaps is recognized as interest expense or income during each reporting period. The Company had a liability of $2.6 million and $1.2 million resulting from interest rate swaps at December 31, 2008 and 2007, respectively, which are included in other long term liabilities on the balance sheets.

As of December 31, 2008, the aggregate notional amount of the swap agreements was $40 million, of which $15 million will mature on February 22, 2010, and $25 million will mature on March 31, 2011. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty. Total variable-rate borrowings not offset by the swap agreements at December 31, 2008 and 2007, totaled approximately $113.8 million and $17.8 million, respectively.

Finite-Life Intangible Assets:  Finite-life intangible assets include mastheads and trade names, various customer lists, covenants not to compete, service agreements and military newspaper contracts. These intangible assets are being amortized on a straight-line basis over their estimated useful lives as described in Note 5.

Goodwill Impairment:  The Company’s goodwill arose from acquisitions occurring since the Company’s formation on July 31, 2003. Goodwill represents the acquisition cost in excess of the fair values of tangible and identified intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), the Company tests the goodwill allocated to each of its reporting units on an annual basis, and

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company’s reporting units are its Business Information segment and the two subsidiaries in its Professional Services segment, APC and Counsel Press.

The Company tests for impairment at the reporting unit level as defined in SFAS No. 142 on November 30 of each year. This test is a two-step process. The first step used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The Company performs its annual impairment test in the fourth quarter of each year to assess recoverability, and impairments, if any, are recognized in earnings, using a November 30 measurement date. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of goodwill over the implied fair value of the goodwill. The Company determined that no impairment to goodwill occurred during the years ended December 31, 2008, 2007 and 2006. See Note 5 of our consolidated financial statements for more information about our annual goodwill impairment testing for 2008.

Other Long-Lived Assets Impairment:  Other long-lived assets, such as property and equipment and finite-life intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In evaluating recoverability, the following factors, among others, are considered: a significant change in the circumstances used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or service strategy, a significant change in customer base and a realization of failed marketing efforts. The recoverability of an asset is measured by a comparison of the unamortized balance of the asset to future undiscounted cash flows.

If the unamortized balance were believed to be unrecoverable, the Company would recognize an impairment charge necessary to reduce the unamortized balance to the amount of future discounted cash flows expected. The amount of such impairment would be charged to operations in the current period. The Company has not identified any indicators of impairment associated with its other long-lived assets.

Income Taxes:  Deferred taxes are provided on an asset and liability method where deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets would be reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets would not be realized. Deferred tax assets and liabilities would be adjusted for the effects of changes in tax laws and rates on the date of enactment. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences are expected to be available to reduce taxable income.

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 10, Income Taxes.

Fair Value of Financial Instruments:  The carrying value of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these instruments. To estimate the fair value of debt issues that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At December 31, 2008, the estimated fair value of debt was $151.0 million compared to a carrying value of $153.8 million. At December 31, 2007, the carrying value of variable-rate debt approximated fair value as the interest rate was not significantly different than the current market rate.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and Diluted Loss Per Share:  Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. For those periods prior to August 7, 2007, the date on which the Company converted and/or redeemed all outstanding shares of preferred stock, including the Series C preferred stock, the Company used a two-class method of income allocation to determine net-income (loss), except during periods of net losses, because the Company believes that the Series C preferred stock was a participating security because the holders of the convertible preferred stock participated in any dividends paid on its common stock on an as converted basis. Under this method, net income (loss) is allocated on a pro rata basis to the common and Series C preferred stock to the extent that each class may share in income for the period had it been distributed. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 13 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share

The following table computes basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006

Net income (loss)	$14,303	(54,034)	(20,309)
Basic:
Weighted average common shares outstanding	27,073	15,932	9,254
Weighted average common shares of unvested restricted stock	(88)	(64)	—

Shares used in the computation of basic net income (loss) per share	26,985	15,868	9,254

Net income (loss) per share — basic	$0.53	(3.41)	(2.19)

Diluted:
Shares used in the computation of basic net income (loss) per share	26,985	15,868	9,254
Stock options and restricted stock	128	—	—

Shares used in the computation of dilutive net income (loss) per share	27,113	15,868	9,254

Net income (loss) per share — diluted	$0.53	$(3.41)	$(2.19)

For the years ended December 31, 2008, 2007 and 2006, options to purchase approximately 1.1 million, 552,000 and 126,000 weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.

Share-Based Compensation:  The Company applies SFAS No. 123(R) “Share Based Payment” (“SFAS No. 123(R)”), which requires companies to measure all employee share-based compensation awards using a fair value method and recognize compensation cost in its financial statements.

The Company uses the Black-Scholes option pricing model in deriving the fair value estimates of such awards. SFAS No. 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. The Company estimated forfeitures based on projected employee stock option exercise behavior. If factors change causing different assumptions to be made in future periods, compensation expense recorded pursuant to SFAS No. 123(R) may differ significantly from that recorded in the current period. See Note 13 for more information regarding the assumptions used in estimating the fair value of stock options.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense under SFAS 123(R) for the years ended December 31, 2008, 2007 and 2006 was approximately $1.9 million, $970,000 and $52,000, or $0.07, $0.06 and $0.01 per share, respectively, before income taxes.

Comprehensive Income:  The Company has no items of other comprehensive income in any period presented. Therefore, net income as presented in the Company’s consolidated statements of operations is equal to comprehensive income.

Use of Estimates in the Preparation of Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: purchase accounting; revenue recognition; valuation of the Company’s equity securities prior to the Company’s initial public offering; accounting for and analysis of potential impairment of goodwill and other finite-life intangible assets; accounting for share-based compensation; income tax accounting; capitalization of internally developed software for internal and external use; and allowances for doubtful accounts.

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

The Company endeavors to use the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of December 31, 2008, the Company’s only financial liabilities accounted for at fair value on a recurring basis were its interest rate swaps, included in deferred revenue and other liabilities at $2.6 million. The Company has determined that the fair value of its interest rate swaps falls within Level 2 in the fair value hierarchy.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of its business activities. The Company’s exposure to changes in interest rates is limited to borrowings under its credit facility. However, as of December 31, 2008, the Company had swap arrangements that convert $40.0 million of its variable rate term loan into a fixed rate obligation. Under its bank credit facility, the Company is required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce its exposure to risk from changes in interest rates. The Company does not enter into derivatives or other financial instrument transactions for speculative purposes. The interest rate swaps are valued using market interest rates. As such, these derivative instruments are classified within level 2.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which changes how the Company will account for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. Upon implementation of SFAS No. 141R, the Company will be required to expense, in the period incurred, acquisition-related costs, rather than including such costs in the purchase price allocation. The Company has grown its business, in large part, through acquisitions and expects to continue to identify and acquire complementary businesses in the future. As a result, the Company expects the recording of transaction costs associated with these acquisitions as expenses will cause periodic fluctuations in its net income or loss. For example, had SFAS No. 141R been in effect for the years ended December 31, 2008, 2007 and 2006, the Company would have been required, among other things, to expense $2.2 million (including $0.6 million in expenses we wrote off in connection with acquisitions we are no longer pursuing), $0.7 million and $0.8 million, respectively. However, the Company cannot quantify the impact of this standard on its financial statements because the amount of these transaction costs will vary based on the size and complexity of each acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in consolidated financial statements, an amendment of ARB No. 51” (“SFAS No. 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests), in most cases, be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For the Company, SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. Upon implementation of SFAS No. 160, the Company will be required to adjust its minority interest in consolidated subsidiary (renamed as noncontrolling interest as a result of SFAS No. 160) recorded on the balance sheet to the amount of its redemption value, resulting in an adjustment to the Company’s statement of operations. Because the noncontrolling interests have a redeemable feature, we will continue to show these noncontrolling interests in the mezzanine section of the balance sheet between “Liabilities” and “Stockholders’ Equity,” rather than a separate component of equity. If SFAS No. 160 was effective at December 31, 2008, the carrying amount of the minority interest of $15.8 million would have been adjusted to reflect the redemption value of $16.8 million, resulting in a $1.0 million charge (pre-tax) to the Company’s statement of operations for the year ended December 31, 2008.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that the company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and is effective for the Company beginning January 1, 2009. The Company does not expect the implementation of this standard to have a material impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles (“GAAP”). FSP 142-3 is effective for the Company beginning January 1, 2009. The Company does not expect the implementation of this standard to have a material impact on its financial statements.

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

2008 Acquisitions:

Legal and Business Publishers, Inc.:  On February 13, 2008, the Company acquired the assets of Legal and Business Publishers, Inc., which include The Mecklenburg Times, an 84-year old court and commercial publication located in Charlotte, North Carolina, and electronic products, including www.mecktimes.com and www.mecklenburgtimes.com. For these assets, the Company paid $2.8 million, plus acquisition costs of $95,000, in cash on the closing date and an additional $500,000 in the second quarter of 2008. During the third quarter of 2008, the Company paid an additional $350,000 because the revenues it earned from the assets during the six-month period following the closing date exceeded the earn-out target set forth in the purchase agreement. Similarly, during the fourth quarter of 2008, the Company paid the final payment in the amount of $147,500 to the sellers because the revenues it earned from the assets had already exceeded the earn-out target set forth in the purchase agreement for the twelve-month period following the closing date. The Company has accounted for these payments as additional purchase price.

Of the $3.8 million of acquired intangibles, the Company allocated $0.7 million to newspaper trade names/mastheads, which is being amortized over 30 years, and $3.1 million to advertising customer lists, which is being amortized over 10 years. The Company engaged an independent third-party valuation firm to assist it in estimating the fair value of the finite-lived intangible assets. The value of these intangibles was estimated using a discounted cash flow analysis (income approach) assuming a 17% weighted average cost of capital.

Wilford & Geske:  On February 22, 2008, APC, a majority owned subsidiary of the Company, acquired the mortgage default processing services business of Wilford & Geske, a Minnesota law firm, for $13.5 million in cash.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company allocated $13.6 million to the long-term service agreement, which is being amortized over 15 years, representing its initial contractual term. The Company engaged an independent third-party valuation firm to assist it in estimating the fair value of the service agreement. The value of the service agreement was estimated using a discounted cash flow analysis (income approach) assuming a 3% revenue growth and an 18% discount rate.

Minnesota Political Press:  On March 14, 2008, the Company acquired the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC, which includes the publication, Politics in Minnesota, for a purchase price of $285,000 plus acquisition costs of approximately $49,000. The Company has allocated the entire purchase price to a customer list, which is being amortized over two years. These assets are part of the Company’s Business Information segment.

Midwest Law Printing Co., Inc.:   On June 30, 2008, the Company acquired the assets of Midwest Law Printing Co., Inc., which provides printing and appellate services in Chicago, Illinois. The Company paid $600,000 in cash for the assets at closing. Acquisition costs associated with this purchase were immaterial. The Company is also obligated to pay the seller $75,000 on the first anniversary of closing, which was held back to secure indemnification claims. The Company may be obligated to pay the seller up to an additional $225,000 in three annual installments of up to $75,000 each based upon the revenues it earns from the assets in each of the three years following closing. Under the asset purchase agreement, the working capital target was $25,000 at closing. Because this target was not met, the sellers paid the Company $15,000, representing the short-fall in working capital, during the 90 day period subsequent to closing. The purchase price has been allocated to a customer list, which is being amortized over seven years, and working capital in the amount of $10,000. These assets are part of the Company’s Professional Services segment.

National Default Exchange, L.P. and related entities:  On September 2, 2008, APC acquired all of the outstanding equity interests in National Default Exchange Management, Inc., National Default Exchange Holdings, LP, THP/NDEx AIV, Corp., and THP/NDEx AIV, LP (all of such entities referred to collectively as “NDEx”). NDEx provides mortgage default processing services, primarily for the law firm Barrett Daffin Frappier Turner & Engel, LLP in Texas. NDEx also provides these services to affiliates of the Barrett law firm in California and Georgia as well as directly to mortgage lenders and loan servicers in California. NDEx also operates a real estate title company. APC acquired the equity interests of NDEx for a total of $167.5 million in cash, of which $151.0 million was paid to or on behalf of the sellers of NDEx, or their designees, $15.0 million was placed in escrow to secure payment of indemnification claims and an additional $1.5 million was held back pending working capital adjustments. In addition to the cash payments, APC also issued to the sellers of NDEx an aggregate 6.1% interest in APC, which had a preliminary estimated fair market value of approximately $11.6 million on July 28, 2008, the date the parties signed the equity purchase agreement. The Company determined the value of the APC interests by using a forward-looking EBITDA for APC and the NDEx business and a 6.25 times multiplier. The Company also issued to the sellers of NDEx, or their designees, 825,528 shares of its common stock, which had a fair market value of $16.5 million based upon the average of the daily last reported closing price for a share of the

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock on the five consecutive trading days beginning on and including July 24, 2008, two trading days prior to the date the Company announced this acquisition. The Company incurred transaction costs of approximately $1.3 million in connection with the acquisition. In addition to the payments and issuance of APC interests and common stock described above, the Company may be obligated to pay the sellers of NDEx up to an additional $13.0 million in cash based upon the adjusted EBITDA for NDEx during the four complete calendar quarters following the closing of the acquisition. If the adjusted EBITDA for NDEx equals or exceeds $28.0 million during such four-quarter period, the Company will pay the sellers the maximum $13.0 million earn out payment. However, the maximum earn out payment of $13.0 million will be reduced by $7.50 for each $1.00 that NDEx’s adjusted EBITDA for such four-quarter period is less than the $28.0 million target. NDEx did not satisfy the $2.0 million working capital target set forth in the equity purchase agreement as there was an actual working capital (deficit) of $(1.4) million as of the measurement date. As a result, the Company recovered the $3.4 million shortfall by having the sellers of NDEx release the $1.5 million holdback payable to them and by taking receipt of $1.9 million out of the escrow.

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

Of the total purchase price, the Company has preliminarily allocated $154.0 million to the long-term services agreement, which is being amortized over 25 years, representing its initial contractual term, $5.0 million to noncompetition agreements, which are being amortized over 5 years, and $39.3 million to goodwill. Of the $198.3 million allocated to intangibles and goodwill, approximately $159.3 million is tax deductible. The Company allocated the goodwill to its Professional Services segment. The Company has engaged an independent third-party valuation firm to assist it in determining the estimated fair value of the identified intangibles and this valuation is not yet complete. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in the acquisition (i.e., goodwill) because the acquired business is a complement to APC, the Company anticipates cost savings and revenue synergies through combined general and administrative and corporate functions, and NDEx provides a strategic platform to grow into new states.

The Company has also recorded working capital for cash ($3.1 million), accounts receivable, net and unbilled pass-through costs ($22.9 million), accounts payable and accrued pass-through liabilities ($24.3 million) and other items of working capital that existed on September 2, 2008 (the closing date of the acquisition) in accordance with the terms of the equity purchase agreement. In addition, the Company recorded a preliminary estimated deferred tax liability of $13.0 million related to the preliminarily estimated difference between the tax basis and book basis of the assets acquired.

As a result of this acquisition, the Company has a number of duplicative positions between NDEx and APC and has evaluated the elimination of these positions to achieve synergies and cost savings in combining these functions. Accordingly, the Company recorded, as additional purchase price, a liability of $1.5 million for the estimated severance costs related to involuntary employee terminations resulting from the anticipated elimination of these positions, which is expected to be paid out in cash within the next twelve months. This liability was included as

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill in the preliminary allocation of the purchase price in accordance with SFAS No. 141and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company has eliminated no positions and made no severance payments under this plan as of December 31, 2008. The Company is continuing to evaluate this plan and, as a result, the amount the Company recorded as a liability may change.

The following table provides information on the Company’s purchase price allocations for the aforementioned 2008 acquisitions. The purchase price for each acquisition is final except the acquisition of NDEx, which is preliminary pending finalization of the following items: (1) completion of the final valuation of goodwill, intangible assets, minority interest in APC, and software associated with the acquisition; (2) finalization and full implementation of the elimination of duplicative positions resulting from this acquisition; and (3) finalization of the calculation of the deferred tax liability associated with this acquisition. The allocations of the purchase price are as follows (in thousands):

				Midwest
	Legal and		MN	Law
	Business	Wilford &	Political	Printing
	Publishers	Geske	Press	Co., Inc.	NDEx	Total

Assets acquired and liabilities assumed at their fair values:
Working capital (deficit)	$—	$—	$—	$10	$(2,895)	$(2,885)
Property and equipment	50	122	—	—	2,892	3,064
Software	—	—	—	—	7,821	7,821
Long-term service contract	—	13,573	—	—	154,000	167,573
Other finite-life intangible assets	3,792	—	334	650	5,000	9,776
Goodwill	—	—	—	—	39,339	39,339
Deferred tax liability	—	—	—	—	(13,000)	(13,000)

Total consideration, including direct expenses	$3,842	$13,695	$334	$660	$193,157	$211,688

Other acquisition related costs:  The Company wrote off $0.6 million of professional fees, in the aggregate, incurred in connection with potential acquisitions that the Company is no longer pursuing.

Break-up fee:  Pursuant to its agreement with the sellers of a business that the Company intended to acquire, the Company paid $1.5 million to such sellers during the third quarter of 2008 because the Company was unable to obtain debt financing on terms and timing satisfactory to the Company to close the acquisition. The Company has included this expense in “Break-up fee and other Income (Expense), net.”

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

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Venture Publications Inc.:  On March 30, 2007, the Company purchased the publishing assets of Venture Publications, Inc. in Jackson, Mississippi, for $2.8 million plus acquisition costs of approximately $73,000. In 2008, the Company made an additional payment of $600,000 in connection with achieving certain revenue targets within the one-year period following the close of this acquisition, and has accounted for such payment as additional purchase price. The assets included the Mississippi Business Journal and its related publishing assets and an annual business trade show. These assets are a part of the Company’s Business Information segment.

Of the $3.4 million of acquired intangibles, the Company allocated $800,000 to newspaper trade names/mastheads, which is being amortized over 30 years; $630,000 to advertiser lists, which are being amortized over 10 years; $100,000 to subscriber lists, which are being amortized over seven years; and $1.9 million to goodwill. The goodwill is tax deductible and was allocated to the Company’s Business Information segment. The Company engaged an independent third-party valuation firm to assist it in estimating the fair value of the finite-lived intangible assets. The value of these intangibles was estimated using a discounted cash flow analysis (income approach) assuming a 13% weighted average cost of capital. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in connection with this acquisition (i.e., goodwill) because Mississippi Business Journal represented an attractive newspaper platform with stable cash flows. In addition, the Company expected that this acquisition would allow the Company to leverage its existing business information platform.

Purchase of interests in APC from minority partners:  On November 30, 2007, the Company acquired 9.1% of the interests that Trott & Trott held in APC and 2.2% of the interests that Feiwell & Hannoy held in APC for $12.5 million and $3.1 million, respectively, plus transaction costs of $28,000. As a result of this purchase, the Company’s ownership in APC increased from 77.4% to 88.7%, leaving Trott & Trott (now APC Investments) and Feiwell & Hannoy with a minority ownership interest in APC equal to 9.1% and 2.3%, respectively. Of the $15.6 million purchase price, $2.3 million was recorded as a reduction to minority interest, representing 50% of Trott & Trott and Feiwell & Hannoy’s minority interests on November 30, 2007. The balance of $13.4 million was allocated to a customer list, which is being amortized over 13.5 years, representing the weighted average remaining life of the Trott & Trott and Feiwell & Hannoy contracts on that date. The fair value of this customer list was estimated using a discounted cash flow analysis (income approach), prepared by management, assuming a 6% average annual growth rate and a 17.4% weighted average cost of capital.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information on the Company’s purchase price allocation for the aforementioned 2007 acquisitions. The allocations of the purchase price is as follows (in thousands):

	Feiwell &	Venture	APC Minority
	Hannoy	Publications	Interest Purchase	Total

Assets acquired and liabilities assumed at their estimated fair market values:
APC long-term service contract	$15,300	$—	$—	$15,300
Property and equipment	565	33	—	598
Other finite-life intangible assets	—	1,530	13,357	14,887
Goodwill	5,044	1,910	—	6,954
Minority interest reduction	—	—	2,272	2,272
Operating liabilities assumed	(934)	—	—	(934)

Total consideration paid, including direct expenses	$19,975	$3,473	$15,629	$39,077

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

In conjunction with this acquisition, APC entered into a services agreement with Trott & Trott, a Michigan law firm, that provides for referral of files from the law firm to APC for processing for an initial term of fifteen years, with such term to be automatically extended for up to two successive ten year periods unless either party elects to terminate the initial or extended term then in effect. Under the agreement, APC is paid a negotiated market rate fixed fee for each file referred by the law firm for processing, with the amount of such fixed fee being based upon the type of file (foreclosure, bankruptcy, eviction or other) and the annual volume of such files. The services agreement allows APC and Trott & Trott to renegotiate these fees every two years, beginning January 2008.

Of the $38.5 million of purchase price in excess of the tangible assets, the Company allocated $31.0 million to the services agreement, which being amortized over 15 years (the contractual period of the contract) and $7.5 million to goodwill. The value of the services contract was estimated using a discounted cash flow analysis (income approach) prepared by management and assisted by an independent third-party valuation firm assuming a 4% revenue growth and 24% discount rate. The goodwill is tax deductible and was allocated to the Professional Services segment.

Watchman Group:  On October 31, 2006, the Company purchased substantially all of the assets of Happy Sac Investment Co. (the Watchman Group in St. Louis, Missouri) for approximately $3.1 million in cash. The purchase price was allocated as follows: $1.5 million to an advertiser list which is being amortized over eleven years and $1.6 million to goodwill. The assets included court and commercial newspapers in and around the St. Louis metropolitan area. These newspapers have been combined with the Company’s existing newspaper group in Missouri which is part of the Business Information segment.

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

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Amounts classified as goodwill represent the underlying inherent value of the businesses not specifically attributable to tangible and finite-life intangible net assets.

The following table provides further information on our purchase price allocations for the aforementioned 2006 acquisitions. The allocation of the purchase price is as follows (in thousands):

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

Pro Forma Information (unaudited):  Actual results of operations of the companies acquired in 2008, 2007 and 2006, are included in the consolidated financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to these acquisitions and the purchase of interests in APC from the Company’s minority partners using the purchase method as if the acquisitions in each year occurred on January 1, 2008, 2007 and 2006, respectively. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year. Furthermore, the purchase price allocation of NDEx is preliminary and, when finalized, may change the pro forma amounts to the extent of the amortization of the finite-life intangibles (in thousands, except per share data):

	Pro Forma
	Years Ended December 31,
	2008	2007	2006

Total revenues	$239,373	$221,808	$193,354
Net income (loss)	15,026	(52,527)	(19,229)

Net income (loss) per share:
Basic	$0.55	$(3.15)	$(1.91)

Diluted	$0.54	$(3.15)	$(1.91)

Pro forma weighted average shares outstanding:
Basic	27,537	16,693	10,080

Diluted	27,665	16,693	10,080

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Investments

Investments consisted of the following at December 31, 2008 and 2007 (in thousands):

	Accounting	Percent	December 31,
	Method	Ownership	2008	2007

Detroit Legal News Publishing, LLC	Equity	35	$16,226	$17,579
GovDelivery, Inc.	Cost	15	900	900

Total			$17,126	$18,479

Detroit Legal News Publishing, LLC:  The Company owns a 35% membership interest in The Detroit Legal News Publishing, LLC (“DLNP”). The Company accounts for this investment using the equity method. The membership operating agreement provides for the Company to receive quarterly distributions based on its ownership percentage.

During the twelve months ended December 31, 2007 and 2006, the Company recorded additional earn out accruals of $600,000, in each period, because the actual DLNP EBITDA for those periods exceeded targets of $8.5 million and $8.0 million, respectively. This was accounted for as an increase in the DLNP customer list intangible. These earn outs were subsequently paid in 2008 and 2007.

The difference between the Company’s carrying value and its 35% share of the members equity of DLNP relates principally to an underlying customer list at DLNP that is being amortized over its estimated economic life through 2015.

The following table summarizes certain key information relative to the Company’s investment in DLNP as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	As of December 31,
	2008	2007

Carrying value of investment	$16,226	$17,579
Underlying finite-lived customer list, net of amortization	10,429	11,937

	Years Ended December 31,
	2008	2007	2006

Equity in earnings of DLNP, net of amortization of customer list	$5,646	$5,414	$2,736
Distributions received	7,000	5,600	3,500
Amortization expense	1,508	1,459	1,503

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

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

DLNP publishes ten weekly legal newspapers, along with one quarterly magazine, all located in southern Michigan. Summarized financial information for DLNP as of and for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands):

	As of and for the
	Years Ended December 31,
	2008	2007	2006

Current assets	$12,895	$12,984	9,490
Noncurrent assets	5,639	5,646	4,596

Total assets	$18,534	$18,630	$14,086

Current liabilities	$1,881	$2,509	$1,602
Noncurrent liabilities	91	—	—
Members’ equity	16,562	16,121	12,484

Total liabilities and members’ equity	$18,534	$18,630	$14,086

Revenues	$42,504	$38,382	$27,724
Cost of revenues	13,849	12,402	9,899

Gross profit	28,655	25,980	17,825
Selling, general and administrative expenses	6,482	6,276	5,673

Operating income	22,173	19,704	12,152
Interest income, net	24	61	63
Local income tax	(1,756)	(128)	(105)

Net income	$20,441	$19,637	$12,110

Company’s 35% share of net income	$7,154	$6,873	$4,239
Less amortization of intangible assets	1,508	1,459	1,503

Equity in earnings of DLNP, LLC	$5,646	$5,414	$2,736

Estimated future intangible asset amortization expense in connection with the DLNP membership interest as of December 31, 2008, is as follows (in thousands):

For the years ending December 31,

2009	$1,508
2010	1,508
2011	1,508
2012	1,508
Thereafter	4,397

Total	$10,429

GovDelivery, Inc.:  In addition to the Company’s 15% ownership of GovDelivery, James P. Dolan, the Company’s President and Chief Executive Officer personally owns 50,000 shares of GovDelivery, Inc. He also served as a member of GovDelivery’s board of directors until his resignation in March 2008. The investment in GovDelivery, Inc. is accounted for using the cost method of accounting.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Lives (Years)	2008	2007

Land	N/A	$305	305
Buildings	30	2,526	2,151
Computers	2 - 3	8,274	4,899
Machinery and equipment	3 - 10	1,707	1,441
Leasehold improvements	3 - 8	4,322	3,677
Furniture and fixtures	3 - 7	5,122	3,877
Vehicles	4	43	47
Software	2-5	11,154	4,384
Software under development	N/A	627	1,111

		34,080	21,892
Accumulated depreciation and amortization		(12,642)	(8,826)

		$21,438	$13,066

Note 5.	Goodwill and Finite-life Intangible Assets

Goodwill:  Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to acquired tangible and identified intangibles assets and assumed liabilities. Identified intangible assets represent assets that lack physical substance but can be distinguished from goodwill.

The following table represents the balances as of December 31, 2008, 2007, and 2006, and changes in goodwill by segment for the years ended December 31, 2008 and 2007 (in thousands):

	Business	Professional
	Information	Services	Total

Balance as of December 31, 2006	$57,322	$15,368	$72,690
Feiwell & Hannoy P.C.	—	5,044	5,044
Venture Publications, Inc.	1,310	—	1,310

Balance as of December 31, 2007	$58,632	$20,412	$79,044
Venture Publications, Inc.*	600	—	600
NDEx	—	39,339	39,339

Balance as of December 31, 2008	$59,232	$59,751	$118,983

*	Represents additional cash payment to Venture Publications, Inc. in connection with the acquired assets achieving certain revenue targets set forth in the asset purchase price, which the Company has accounted for as additional purchase price.

During the year ended December 31, 2008, the Company completed its annual test for impairment of goodwill and determined that there was no impairment of its goodwill for that period.

The Company determined the fair value of its reporting units using a discounted cash flow approach and a comparative market multiple approach. In determining the fair values of its reporting units, the Company was required to make a number of assumptions. These assumptions included its actual operating results

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for 2008, future business plans, economic projections and market data as well as estimates by the Company’s management regarding future cash flows and operating results. The discounted cash flow assumptions are sensitive and any variance in these assumptions could have a significant effect on its determination of goodwill impairment. Further, the Company cannot predict what future events may occur that could adversely affect the reported value of the goodwill. These events include, but are not limited to, any strategic decisions the Company may make in response to economic or competitive conditions affecting its reporting units and the effect of the economic and regulatory environment on the Company’s business. If the Company is required to take an impairment charge in the future, it could have a material effect on the consolidated financial statements. However, any such charge, if taken, will not have any impact on the Company’s ability to comply with the covenants contained in our credit agreement because impairment charges are excluded from the calculation of EBITDA for purposes of meeting the fixed coverage and senior leverage ratios and because there is no net worth minimum covenant.

The Company prepared a discounted cash flow analysis and updated all significant assumptions in light of current market and regulatory conditions. The key assumptions the Company used in preparing its discounted cash flow analysis are (1) projected cash flows, (2) risk adjusted discount rate, and (3) expected long term growth rate. Under the discounted cash flow analysis, there was no impairment of the Company’s goodwill. The Company based its market multiple approach on the valuation multiples as of November 30, 2008 (enterprise value divided by EBITDA) of a selected group of peer companies in the business information and the business process outsourcing industries. It then used an average of these multiples to determine the fair value for each of its reporting units. Under the discounted cash flow and market multiple approaches, there was no impairment of the Company’s goodwill.

As a test of the reasonableness of the estimated fair values for its reporting units, as determined under both the discounted cash flow analysis and market multiple approach described above, the Company also compared the aggregate weighted fair value for its reporting units under these approaches to the fair value of the company, as a whole. The Company computed the company’s fair value, as of November 30, 2008, by (1) multiplying: (a) the closing price for a share of its common stock as reported by the New York Stock Exchange ($4.31) and (b) the number of outstanding shares of its common stock, and (2) adding the fair value of its long-term debt, which was the only asset or liability that the Company did not allocate to a reporting unit; and (3) adding a control premium of 30%, which the Company refers to as the “market capitalization approach.” The Company applied a control premium to its market capitalization analysis because such premiums are typically paid in acquisitions of publicly traded companies. These control premiums represent the ability of an acquirer to control the operations of the business. Using the market capitalization approach described above, the Company had an estimated fair value of $331.8 million, which is less than the fair value of its reporting units.

After evaluating the results of each of these analyses, the Company believes that the discounted cash flow and market multiple approaches provide reasonable estimates of the fair value of its reporting units because these approaches are based on its 2008 actual results and best estimates of 2009 performance, as well as peer company valuation multiples. While the market capitalization is typically a good indicator of the reasonableness of the Company’s primary approaches in evaluating the impairment of goodwill, it does not believe this approach is a meaningful or appropriate indicator of the fair value of its business at this time.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-Life Intangible Assets:  The following table summarizes the components of finite-life intangible assets as of December 31, 2008 and 2007 (in thousands except amortization periods):

		As of December 31, 2008			As of December 31, 2007
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Mastheads and tradenames	30	$11,965	$(1,796)	$10,169	$11,298	$(1,401)	$9,897
Advertising customer lists	5-11	16,566	(6,286)	10,280	13,441	(4,736)	8,705
Subscriber customer lists	2-14	7,645	(2,666)	4,979	7,311	(1,959)	5,352
Professional services customer lists	7	7,632	(3,717)	3,915	6,982	(2,674)	4,308
Noncompete agreements	5	5,750	(666)	5,084	750	(182)	568
APC long-term service contracts	15	59,877	(8,726)	51,151	46,300	(4,810)	41,490
APC customer lists	14	13,267	(1,065)	12,202	13,357	(82)	13,275
Customer relationship	14	3,283	(496)	2,787	3,283	(267)	3,016
SunWel contract	7	3,322	(919)	2,403	2,821	(486)	2,335
NDEx long-term service contracts	25	154,000	(2,053)	151,947	—	—	—

Total intangibles		$283,307	$(28,390)	$254,917	$105,543	$(16,597)	$88,946

Total amortization expense for finite-life intangible assets for the years ended December 31, 2008, 2007, and 2006 was approximately $11.8 million, $7.5 million, and $5.2 million, respectively. The purchase price allocation for NDEx is preliminary and, when finalized, may change the estimated annual future intangible asset amortization expense set forth below.

Estimated annual future intangible asset amortization expense as of December 31, 2008, is as follows (in thousands):

2009	$16,790
2010	16,598
2011	16,511
2012	15,539
2013	15,140
Thereafter	174,339

Total	$254,917

Each of the following transactions was evaluated under Emerging Issues Task Force Issue 98-3, “Determining whether a Nonmonetary Transaction involves Receipt of Productive Assets or of a Business” (EITF 98-3) and management concluded these were not businesses.

Sunday Welcome:  On October 10, 2006, the Company acquired the assets of Sunday Welcome for $3.0 million. Sunday Welcome was responsible for initiating and managing the publishing of substantially all public notices for the Company’s court and commercial newspaper in Portland, Oregon. Prior to the acquisition, the Company was required to share the revenue earned from these public notices with Sunday Welcome. The Company allocated $2.8 million to a customer relationship intangible asset that is being amortized over its expected life of seven years and $210,000 to a non-compete agreement being amortized over five years. The value of the customer relationship intangible asset was estimated using the Income Approach: Discounted Cash Flow Method. The significant assumptions underlying the income approach included a 24% discount rate and forecasted revenue

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

growth rate of 5%. In addition, the Company paid an earn out amount of $500,000 in 2008 as certain revenue targets were attained in each of 2007 and 2008.

The Reporter Company Printers and Publishers Inc.:  On October 11, 2006, the Company purchased the appellate services assets of The Reporter Company Printers and Publishers Inc. for approximately $1.5 million. The assets included customer lists valued at $1.3 million that are being amortized over seven years and $200,000 allocated to a non-compete agreement being amortized over five years.

dmg world media (USA) Inc.:  On January 8, 2007, the Company purchased certain assets of the seller which relate to the operation of a consumer home-related show under the name “Tulsa House Beautiful” for approximately $404,000. The assets consisted of an exhibitor list valued at $404,000 that was amortized over one year.

Note 6.  Long-Term Debt

At December 31, 2008 and 2007, long-term debt consisted of the following (in thousands):

	December 31,
	2008	2007

Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$153,750	$48,750
Senior variable-rate revolving note due August 8, 2012	—	9,000

Total senior secured debt	153,750	57,750
Unsecured note payable	1,746	3,290
Capital lease obligations	2	10

	155,498	61,050
Less current portion	12,048	4,749

Long-term debt, less current portion	$143,450	$56,301

Senior Secured Debt:  The Company and its consolidated subsidiaries have a credit agreement with U.S. Bank, NA and other syndicated lenders, referred to collectively as U.S. Bank, for a $200.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility in an aggregate amount of up to $150.0 million with a final maturity date of August 8, 2012. The credit facility is governed by the terms and conditions of a Second Amended and Restated Credit Agreement dated August 8, 2007, as amended by the First Amendment to Second Amendment and Restated Credit Agreement dated July 28, 2008 (described below). In accordance with the terms of this credit agreement, if at any time the outstanding principal balance of revolving loans under the revolving credit facility exceeds $25.0 million, such revolving loans will convert to an amortizing term loan, in the amount that the Company designates if it gives notice, due and payable in quarterly installments with a final maturity date of August 8, 2014.

During the year ended December 31, 2008, the Company drew $119.5 million from its credit line to fund the acquisition of the assets of Legal & Business Publishers, Inc., the acquisition of the mortgage default processing services business of Wilford & Geske, the acquisition of NDEx and general working capital needs. Pursuant to the terms of the credit agreement, the Company converted an aggregate of $110.0 million of the revolving loans under the credit facility to term loans during 2008, payable in quarterly installments with final maturity dates of August 8, 2014. At December 31, 2008, the Company had net unused available capacity of approximately $40.0 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility. The Company expects to use the remaining availability under this credit facility for working capital, potential acquisitions, and other general corporate purposes.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As noted above, the Company and its consolidated subsidiaries entered into a First Amendment to the Second Amended and Restated Credit Agreement on July 28, 2008. In addition to approving the acquisition of NDEx (see Note 2) and waiving the requirement that the Company use 50% of the proceeds from the private placement (see Note 7) to pay down indebtedness under the credit facility, the amendment (1) reduces the senior leverage ratio the Company and its consolidated subsidiaries are required to maintain as of the last day of each fiscal quarter from no more than 4.50 to 1.00 to no more than 3.50 to 1.00 and (2) increases the interest rate margins charged on the loans under the credit facility of up to 1.0%. The Company paid approximately $407,000 in fees in connection with this amendment.

The credit facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its subsidiaries, including a pledge of all of the stock of such subsidiaries except for the minority interests in APC. See Note 11 for information regarding the minority interest in APC. Borrowings under the credit facility accrue interest, at the Company’s option, based on the prime rate or LIBOR plus a margin that fluctuates on the basis of the ratio of the Company’s total liabilities to the Company’s pro forma EBITDA. Prior to the amendment to the credit agreement described above, the margin on the prime rate loans may fluctuate from 0% to 0.5% and the margin on the LIBOR loans could fluctuate between 1.5% and 2.5%. After that amendment, the margin may fluctuate between 0% and 1.25% on the prime rate loans and between 0% and 3.25% for LIBOR loans. If the Company elects to have interest accrue (i) based on the prime rate, then such interest is due and payable on the last day of each month, or (ii) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that the Company elected, provided that if the applicable interest period is longer than three months, interest will be due and payable in three month intervals.

At December 31, 2008, the weighted-average interest rate on the senior term note was 4.3%. The Company is also required to pay customary fees with respect to the credit facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the revolving portion of its credit facility.

The credit facility includes negative covenants, including restrictions on the Company’s and its consolidated subsidiaries’ ability to incur debt, grant liens, consummate certain acquisitions, mergers, consolidations and sales of all or substantially all of its assets, pay dividends, redeem or repurchase shares, or make other payments in respect of capital stock to its stockholders. The credit facility contains customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. Prior to the amendment described above, the credit facility also required that, as of the last day of any fiscal quarter, the Company and its consolidated subsidiaries not permit their senior leverage ratio to be more that 4.50 to 1.00 and fixed charge coverage ratio to be not less than 1.20 to 1.0. Since that amendment, the senior leverage ratio may be no more than 3.50 to 1.00. The amendment did not change the fixed coverage ratio. Additionally, if the Company receives proceeds from the future sale of its securities, the Company is required to prepay to U.S. Bank fifty percent of such cash proceeds (net of cash expenses paid in connection with such sale) in payment of any then-outstanding debt unless U.S. Bank waives the requirement.

Unsecured Note Payable:  On January 8, 2007, in connection with the acquisition of Feiwell & Hannoy’s mortgage default processing services business and as partial payment of the purchase price, APC issued a non-interest bearing promissory note in favor of Feiwell & Hannoy in the principal amount of $3.5 million (discounted at 13%). The note was payable in two equal annual installments of $1.75 million, with the first installment paid on January 9, 2008, and the second installment paid on January 9, 2009. The Company had guaranteed APC’s payment obligations under this Note.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximate future maturities of total debt are as follows (in thousands):

2009	$12,048
2010	13,750
2011	18,350
2012	24,950
2013 and thereafter	86,400

Total	$155,498

Note 7.  Common and Preferred Stock

Common Stock.  At December 31, 2008, the Company had 70,000,000 shares of common stock authorized and 29,955,018 shares of common stock outstanding. In addition to the issuance of restricted shares of common stock to management and certain executive management employees (see Note 13), the Company also sold 4,000,000 unregistered shares of its common stock for $16.00 per share in 2008. The Company received net proceeds of approximately $60.5 million from this private placement, all of which it used to fund, in part, the acquisition of NDEx. In addition, as partial consideration for the acquisition of NDEx on September 2, 2008, the Company issued 825,528 shares of its common stock to the sellers of NDEx or their designees, as applicable.

Preferred Stock.  The Company has 5,000,000 shares of preferred stock authorized and no shares outstanding. At December 31, 2008, all authorized shares of preferred stock were undesignated. See Note 16 for changes in the designation of preferred stock occurring after December 31, 2008. Prior to the consummation of its initial public offering on August 7, 2007, the Company’s preferred stock was divided into three classes as follows:

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

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share plus accumulated unpaid dividends, compounded quarterly (which was increased to 8% effective March 2006 and subsequently reduced to 6% in July 2007), from the date of issuance. The Company recorded the reduction in the dividend as a $2.8 million decrease in non-cash interest expense related to redeemable preferred stock in the year ended December 31, 2007.

The series C had been accounted for at fair value under SFAS No. 150 because it had a stated redemption date. In addition, although the series C was convertible into other shares, these shares into which the series C was convertible also had the same mandatory redemption date, except for the common shares. However on the issuance date of the series C, the common stock portion of the conversion feature was considered to be a non-substantive feature and therefore disregarded in the mandatorily redeemable determination. The estimated fair value of the series C was affected by the fair value of such common stock. Accordingly, the increase or decrease in the fair value of this security has been recorded as either an increase or decrease in interest expense at each reporting period. During the years ended December 31, 2007 and 2006, respectively, the Company recorded the related dividend accretion for the change in fair value of the series C preferred stock in the amounts of $64.9 million and $26.5 million, respectively, as interest expense. The interest expense recorded by the Company for the dividend accretion for the change in fair value of its series C preferred stock for 2007 was for the period up to August 7, 2007, the date on which all shares of series C preferred stock were converted into shares of series A preferred stock, series B preferred stock and common stock and on which the Company redeemed all shares of series A preferred stock and series B preferred stock, including those issued upon conversion of the series C preferred stock. Given the absence of an active market for the Company’s common stock, the Company conducted a contemporaneous valuation analysis to help it estimate the fair value of the Company’s common stock that was used to value the conversion option for the 2006 periods. A variety of objective and subjective factors were considered to estimate the fair value of the common stock. Factors considered included contemporaneous valuation analysis using the income and market approaches, the likelihood of achieving and the timing of a liquidity event, such as an initial public offering or sale of the Company, the cash flow and EBITDA-based trading multiples of comparable companies, including the Company’s competitors and other similar publicly-traded companies, and the results of operations, market conditions, competitive position and the stock performance of these companies. In particular, the Company used the current value method to determine the estimated fair value of its securities by allocating its enterprise value among its different classes of securities. The Company considered such method more applicable than the probability weighted expected return method because of the terms of its redeemable preferred stock.

During 2007, the Company used the initial public offering price of $14.50 per share as the fair value of its common stock to determine the fair value of the series C preferred stock and to calculate the non-cash interest expense related to redeemable preferred stock. The series C preferred stock had been recorded on the balance sheet net of unaccreted issuance costs of $479,000 at December 31, 2006. During 2007, the Company wrote off all unaccreted issuance costs of $412,000 as all shares of series C preferred stock (including all accrued and unpaid dividends) were converted into shares of series A preferred stock, series B preferred stock and an aggregate of 5,093,155 shares of common stock in connection with the Company’s initial public offering.

Redemption of Preferred Stock.  On August 7, 2007, the Company used $101.1 million of the net proceeds of the initial public offering to redeem all of the outstanding shares of series A preferred stock (including all accrued and unpaid dividends and shares issued upon conversion of the series C preferred stock) and series B preferred stock (including shares issued upon conversion of the series C preferred stock). As a result of the redemption, there are no shares of preferred stock issued and outstanding as of December 31, 2007. The Company has not recorded any non-cash interest expense related to its preferred stock for the period after its redemption on August 7, 2007.

Note 8.  Employee Benefit Plans

The Company sponsors a defined contribution plan for substantially all employees. Company contributions to the plan are based on a percentage of employee contributions. The Company’s cost of the plan was approximately $1,129,000, $992,000, and $801,000 in 2008, 2007, and 2006, respectively.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.  Leases

The Company leases office space and equipment under certain noncancelable operating leases that expire in various years through 2017. Rent expense under operating leases in 2008, 2007 and 2006 was approximately $5.2 million, $4.3 million, and $4.0 million, respectively. The Company’s subsidiaries, Lawyers Weekly Inc. and APC, sublease office space from Trott & Trott, in a building owned by a partnership, NW13 LLC, a majority of which is owned by David A. Trott (See Note 11 for a description of certain related party relationships).

Approximate future minimum lease payments under noncancelable operating leases are as follows (in thousands):

	NW13	Other	Total

Year ending December 31:
2009	$343	$4,797	$5,140
2010	354	4,562	4,916
2011	365	4,208	4,573
2012	92	3,116	3,208
2013	—	2,155	2,155
Thereafter	—	3,136	3,136

	$1,154	$21,974	$23,128

Note 10.  Income Taxes

Components of the provision for income taxes at December 31, 2008, 2007 and 2006 are as follows (in thousands):

	December 31,
	2008	2007	2006

Current federal income tax expense	$6,859	$6,657	$3,826
Current state and local income tax expense	1,615	954	458
Deferred income taxes	735	252	690

	$9,209	$7,863	$4,974

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the deferred tax components as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Accruals	$138	$257
Allowance for doubtful accounts	499	505
Interest rate swap	1,032	482
Deferred rent	569	518
Depreciation	321	419
Stock Compensation	432	298
Other	617	222

	3,608	2,701

Deferred tax liabilities:
Amortization and intangible assets	(5,372)	(4,579)
Partnership investments	(15,865)	(1,897)
Prepaid Expenses	(240)	(359)

	(21,477)	(6,835)

Net deferred tax liabilities	$(17,869)	$(4,134)

The components giving rise to the net deferred income tax liabilities described above have been included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2008	2007

Current assets	$397	$259
Long-term liabilities	(18,266)	(4,393)

Net deferred tax liabilities	$(17,869)	$(4,134)

The total tax expense differs from the expected tax expense (benefit) from continuing operations, computed by applying the federal statutory rate to the Company’s pretax income (loss), as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Tax expense (benefit) at statutory federal income tax rate	$8,229	$(16,160)	$(5,232)
State income tax expense (benefit), net of federal effect	799	596	(498)
Non-deductible interest expense on preferred stock	—	23,146	10,632
Other permanent items	167	166	(10)
Other discrete items including rate change and state benefits	14	115	82

	$9,209	$7,863	$4,974

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption date of January 1, 2007, the Company had $153,000 of unrecognized income tax benefits, including interest and net of federal benefit. The Company had $197,000 of gross unrecognized tax benefits as follows:

	Years Ended December 31,
	2008	2007

Unrecognized tax benefits balance at January 1	$262	$197
Increase for tax positions taken in a prior year	—	—
Increase for tax positions taken in the current year	39	75
Settlements with taxing authorities	—	—
Lapse of the statue of limitations	(24)	(10)

Unrecognized tax benefits balance at December 31	$277	$262

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $180,000 as of December 31, 2008.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in its consolidated statement of operations. As of December 31, 2008 and 2007, the Company had approximately $29,000 and $38,000, respectively, of accrued interested related to uncertain tax positions.

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. The Company will continue to accrue insignificant amounts of interest expense.

The Company is subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. Currently, the Company is not under examination in any jurisdiction. For federal purposes, tax years 2000 to 2008 remain open to examination as a result of earlier net operating losses being utilized in recent years. The statute of limitations remains open on the earlier years for three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitations remains open in a similar manner for states in which the Company’s operations have generated net operating losses. In 2008, the Internal Revenue Service commenced and completed an audit of the Company’s federal tax returns for the years ended December 31, 2006 and 2005. Their examination resulted an additional income tax expense of $122,000 for 2008.

Note 11.  Major Customers and Related Parties

APC has six law firm customers. APC has entered into services agreements with these customers that provide for the exclusive referral of mortgage default and other files for processing. APC’s agreements with Trott & Trott, P.C., Feiwell & Hannoy Professional Corporation, and Wilford & Geske, have terms of fifteen years, which renew automatically for successive ten year periods unless either party elects to terminate the term then-in-effect upon prior written notice. NDEx’s agreements with the Barrett law firm and its affiliates have terms of twenty-five years, which renew automatically for successive five year periods unless either party elects to terminate the term then-in-effect upon prior written notice. These customers pay APC (or NDEx) monthly for its services.

David A. Trott, chairman and chief executive officer of APC, is also the managing attorney of Trott & Trott, P.C., a customer of APC. The term of APC’s services agreement with Trott & Trott expires in 2021, but is subject to two successive automatic renewals as described above. Mr. Trott owns a majority interest in Trott & Trott. Until February 2008, Trott & Trott also owned a 9.1% interest in APC, when it assigned its interest in APC to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including Mr. Trott and APC’s two executive vice presidents in Michigan. Together, these three individuals own approximately 98.0% of APC Investments. APC also pays Net Director, LLC and American Servicing Corporation for services provided to APC. Mr. Trott has an 11.1% and 50.0% ownership interest in Net Director and American Servicing Corporation, respectively. In the first quarter of 2009, APC and Trott & Trott agreed to increase the fixed fee per file APC receives

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for each mortgage foreclosure, bankruptcy, eviction, litigation and other mortgage default file Trott & Trott refers to APC for processing under APC’s service agreement with Trott & Trott. Mr. Trott and his family members own 80.0% of Legal Press, LLC, which owns 10.0% of the outstanding membership interests of DLNP, in which the Company owns a 35.0% interest. In addition, Mr. Trott serves as a consultant to DLNP under a consulting agreement and Trott & Trott has an agreement with DLNP to publish its foreclosure notices in DLNP’s publications.

In addition to APC Investments, Feiwell & Hannoy Professional Corporation and the sellers of NDEx, a number of who are key attorneys or shareholders of the Barrett law firm and/or its affiliates, also own minority interests in APC. Feiwell & Hannoy has owned its interest in APC since January 8, 2007 when APC acquired its mortgage default processing business. At January 1, 2008, Feiwell & Hannoy owned a 2.3% interest in APC. Its interest in APC was diluted to 2.0% in connection with the acquisition of the mortgage default processing services business of Wilford & Geske. See Note 2 for more information about the Company’s acquisition of the mortgage default processing business of Wilford & Geske. In connection with this acquisition, APC made a capital call in which Feiwell & Hannoy declined to participate. The Company contributed Feiwell & Hannoy’s portion of the capital call to APC. Michael J. Feiwell and Douglas J. Hannoy, senior executives of APC in Indiana, are shareholders and principal attorneys of Feiwell & Hannoy. Its interest in APC, along with the interest of APC Investments, was further diluted as a result of APC’s acquisition of NDEx. See Note 2 for more information about the acquisition of NDEx. To fund, in part, the acquisition of NDEx, APC made a capital call in which only Dolan APC, LLC (the Company’s wholly owned subsidiary) participated. On September 2, 2008, APC issued 6.1% of its outstanding membership interests in APC to the sellers of NDEx, or their designees, as applicable. As a result of these transactions, the Company’s, APC Investments’ and Feiwell & Hannoy’s ownership interests in APC were diluted. At December 31, 2008, the Company and APC’s minority members owned the following interests in APC:

Percent of Outstanding
Member	Membership Interests of APC

Dolan APC, LLC (the Company’s wholly-owned subsidiary)	84.7%
APC Investments, LLC (an affiliate of Trott & Trott)	7.6%
Feiwell & Hannoy, Professional Corporation	1.7%
Sellers of NDEx (as a group) (affiliates of Barrett law firm)	6.1%

The sellers of NDEx included Michael C. Barrett, Jacqueline M. Barrett, Mary A. Daffin, Robert F. Frappier, James C. Frappier, Abbe L. Patton and Barry Tiedt, all of whom are or were employees of NDEx. Each of these individuals, except Michael C. Barrett (who passed away in January 2009), Jacqueline M. Barrett, Abbe L. Patton and Barry Tiedt, are also key attorneys and/or shareholders of the Barrett law firm.

Professional Services revenues and accounts receivables from services provided to the holders of minority interests in APC or their affiliates were as follows:

			Barrett Law Firm
	Trott & Trott	Feiwell & Hannoy	(and Affiliates)

As of and for the year ended December 31, 2008
Revenues	$41,266	$12,939	$18,269
Accounts receivable*	$4,052	$4,171	$6,386
As of and for the year ended December 31, 2007
Revenues	$39,780	$12,120	$—
Accounts receivable*	$3,486	$2,258	$—

*	Includes billed and unbilled services

Several of the Company’s executive officers and current or past members of its board of directors, their immediate family members and affiliated entities, held shares of the Company’s series A preferred stock and series C preferred stock prior to the Company’s initial public offering. These individuals, entities and funds owned

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 90% of the Company’s series A preferred stock and 99% of its series C preferred stock and received an aggregate of $97.3 million and 5,079,961 shares of our common stock upon consummation of the redemption.

Note 12.  Reportable Segments

The Company’s two reportable segments consist of its Business Information Division and its Professional Services Division. Reportable segments were determined based on the types of products sold and services performed. The Business Information Division provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information Division generates revenues from display and classified advertising (including events), public notices, circulation (primarily consisting of subscriptions) and sales from commercial printing and database information. The Professional Services Division comprises two operating units providing support to the legal market. These are Counsel Press, LLC, which provides appellate services, and American Processing Company (APC) and its wholly-owned subsidiary, NDEx, which provides mortgage default processing and related services. Both of these operating units generate revenues through fee-based arrangements.

Information as to the operations of the two segments as presented to and reviewed by the Company’s chief operating decision maker, who is its Chief Executive Officer, is set forth below. The accounting policies of each of the Company’s segments are the same as those described in the summary of significant accounting policies (see Note 1). Segment assets or other balance sheet information is not presented to the Company’s chief operating decision maker. Accordingly, the Company has not presented information relating to segment assets. Furthermore, all of the Company’s revenues are generated in the United States. Unallocated corporate level expenses, which include costs related to the administrative functions performed in a centralized manner and not attributable to particular segments (e.g., executive compensation expense, accounting, human resources and information technology support), are reported in the reconciliation of the segment totals to related consolidated totals as “Corporate” items. There have been no significant intersegment transactions for the years reported.

These segments reflect the manner in which the Company sells its products to the marketplace and the manner in which it manages its operations and makes business decisions. The tables below reflect summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2008, 2007 and 2006.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segments
Years Ended December 31, 2008, 2007, and 2006

	Business	Professional
	Information	Services	Corporate	Total
	(In thousands)

2008
Revenues	$90,450	$99,496	$—	$189,946
Operating expenses	69,488	63,503	9,314	142,305
Amortization and depreciation	4,965	11,752	853	17,570
Equity in Earnings of DLNP, LLC	5,646	—	—	5,646

Operating income (loss)	$21,643	$24,241	$(10,167)	$35,717

2007
Revenues	$84,974	$67,015	$—	$151,989
Operating expenses	63,377	40,664	9,789	113,830
Amortization and depreciation	4,436	6,442	520	11,398
Equity in Earnings of DLNP, LLC	5,414	—	—	5,414

Operating income (loss)	$22,575	$19,909	$(10,309)	$32,175

2006
Revenues	$73,831	$37,812	$—	$111,643
Operating expenses	57,317	23,315	4,481	85,113
Amortization and depreciation	3,742	3,550	306	7,598
Equity in Earnings of DLNP, LLC	2,736	—	—	2,736

Operating income (loss)	$15,508	$10,947	$(4,787)	$21,668

Note 13.	Share-Based Compensation

The Company currently has in place the 2007 Incentive Compensation Plan, adopted by the Board of Directors on June 22, 2007, and subsequently approved by the stockholders holding the required number of shares of the Company’s capital stock entitled to vote on July 9, 2007. Under this plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, substitute awards and dividend awards to employees of the Company, non-employee directors of the Company or consultants engaged by the Company.

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

The Company applies SFAS No. 123(R), which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company uses the Black-Scholes option pricing model in deriving the fair value estimates of share-based awards. All inputs into the Black-Scholes model are estimates made at the time of grant. The Company used the SAB 107 “Share-Based Payment” simplified method to determine the expected life of options it had

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company also made assumptions with respect to expected stock price volatility based on the average historical volatility of a select peer group of similar companies. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period. Forfeitures of share-based awards are estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipients. For stock options issued, the Company has assumed a seven percent forfeiture rate for all awards issued to non-executive management employees and non-employee directors, and a zero percent forfeiture rate for all awards issued to executive management employees. For restricted stock issued, the company has assumed a ten percent forfeiture rate on all restricted stock awards issued to non-management employees, a seven percent forfeiture rate on all restricted stock awards issued to non-executive management employees, and a zero percent forfeiture rate on restricted stock awards issued to a limited number of executive employees.

Total share-based compensation expense for years ended December 31, 2008, 2007 and 2006, was approximately $1.9 million, $970,000 and $52,000, respectively, before income taxes.

The Company has reserved 2,700,000 shares of its common stock for issuance under its incentive compensation plan, of which there were 1,134,753 shares available for issuance under the plan as of December 31, 2008.

Stock Options.  The incentive stock options issued in 2006 were granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire 10 years from the date of grant. These options vest and become exercisable over a three-year period, with a quarter of the options vesting on the date of grant and an additional one-quarter of the options vesting on the first, second and third anniversary of the date of grant. At December 31, 2008, there were 84,374 incentive stock options vested. The non-qualified stock options issued in 2008 and 2007 were issued to executive management, non-executive management employees and non-employee directors under the 2007 Incentive Compensation Plan. The options issued under this plan generally vest in four equal annual installments commencing on the first anniversary of the grant date. The options expire seven years after the grant date. At December 31, 2008, there were 204,507 non-qualified stock options vested.

Share-based compensation expense for the options under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006, was approximately $1.3 million, $469,000 and $52,000, respectively, before income taxes.

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options. For the year ended December 31, 2008, there were stock option exercises and disqualifying stock dispositions which triggered $64,000 in tax benefits, therefore net cash provided by financing activities was increased.

For the year ended December 31, 2008, net cash proceeds from the exercise of stock options was immaterial.

The following weighted average assumptions were used to estimate the fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	28.0%	28.0%	55.0%
Risk free interest rate	3.0 - 3.27%	3.39 - 4.60%	4.75%
Expected term of options	4.75 years	4.75 years	7 years
Weighted average grant date fair value	$4.89-$5.42	$ 4.76	$ 1.35

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents stock option activity for the year ended December 31, 2008:

				Weighted Average
		Weighted Average		Remaining
	Number of	Grant Date Fair	Weighted Average	Contractual Life
	Shares	Value	Exercise Price	(in Years)

Outstanding options at December 31, 2007	992,667	$4.34	$13.03	6.87
Granted	440,750	4.91	16.59	—
Exercised	(8,089)	1.44	2.54	—
Canceled or forfeited	(72,336)	4.51	13.84	—

Outstanding options at December 31, 2008	1,352,992	4.54	14.21	6.06

Options exercisable at December 31, 2008	288,881	$3.78	$10.99	6.18

At December 31, 2008, the aggregate intrinsic value of options outstanding was approximately $0.5 million, and the aggregate intrinsic value of options exercisable was approximately $0.4 million. At December 31, 2008, there was approximately $4.1 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Grants.  The restricted shares issued to non-executive management employees, as well as a limited number of executive management employees, will vest in four equal annual installments commencing on the first anniversary of the grant date. The restricted shares issued to non-management employees will vest in five equal installments commencing on the date of grant and each of the four anniversaries of the grant date. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period.

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2008, is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value

Nonvested, December 31, 2007	152,789	$14.54
Granted	54,139	16.52
Vested	(36,176)	14.70
Canceled or forfeited	(21,456)	15.00

Nonvested, December 31, 2008	149,296	15.30

Share-based compensation expense related to grants of restricted stock for the year ended December 31, 2008 and 2007, was approximately $613,000 and $501,000, respectively, before income taxes. Total unrecognized compensation expense for unvested restricted shares of common stock as of December 31, 2008 was approximately $1.7 million, which is expected to be recognized over a weighted average period of 2.8 years.

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

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

APC:  Under the terms of APC’s operating agreement, the Company is required to distribute, on a monthly basis, the excess of APC’s earnings before interest, depreciation and amortization, less debt service with respect to any interest-bearing indebtedness of APC, capital expenditures and working capital to each of APC’s members. The distributions are made pro-rata in relation to the common membership interests each member owns. In addition, each of the minority members has the right to require APC to repurchase all or any portion of the APC membership interest held by them. For APC Investments and Feiwell and Hannoy, this right is exercisable for a period of six months following August 7, 2009. For the sellers of NDEx, each as members of APC, this right is exercisable for a period of six months following September 2, 2012. To the extent any minority member of APC timely exercises this right, the purchase price would be based upon 6.25 times APC’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for APC as of the date the repurchase occurs. The aggregate purchase price would be payable by APC in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.

Note 15.  Selected Quarterly Financial Data (unaudited)

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2008, 2007 and 2006. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes.

Quarterly Financial Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Unaudited)
	(in thousands)

2008
Revenues	$41,511	$41,553	$47,884	$58,998	$189,946
Operating income	9,762	8,194	7,810	9,951	35,717
Net income	4,007	4,397	2,453	3,446	14,303
Basic earnings per share	0.16	0.18	0.09	0.12	0.53
Diluted earnings per share	0.16	0.17	0.09	0.12	0.53
2007
Revenues	35,695	37,055	38,324	40,915	151,989
Operating income	8,239	7,632	8,303	8,001	32,175
Net income (loss)	(27,786)	(21,858)	(7,515)	3,125	(54,034)
Basic earnings (loss) per share	(2.98)	(2.34)	(0.38)	0.13	(3.41)
Diluted earnings (loss) per share	(2.98)	(2.34)	(0.38)	0.12	(3.41)

A summary of significant events occurring in 2008 and 2007 that may assist in reviewing the information provided above follows:

2008. On February 25, 2008, APC acquired the mortgage default processing services business of Wilford and Geske and, on September 2, 2008, acquired NDEx, who provides mortgage default processing services primarily to the Barrett law firm. On July 28, 2008, to fund, in part, the purchase price of NDEx, the Company issued 4,000,000 shares of its common stock to 24 accredited investors under the terms of a securities purchase agreement. On September 2, 2008, as partial consideration for the acquisition of NDEx, the Company issued 825,528 shares of its common stock to the sellers of NDEX or their designees, as applicable.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007. On January 9, 2007, APC acquired the mortgage default processing services business of Feiwell & Hannoy, Professional Corporation. On August 7, 2007, the Company completed its initial public offering and converted all outstanding shares of series C preferred stock into shares of common stock, series A preferred stock and series B preferred stock. At that same time, the Company redeemed all outstanding shares of preferred stock, including shares issued upon the conversion of its series C preferred stock. As a result of the conversion and redemption, the Company has not recorded non-cash interest expense since August 7, 2007 and does not expect to record non-cash interest expense in future periods. On November 30, 2007, the Company also acquired 11.3% of the outstanding membership interests of APC from its minority members, increasing its ownership in APC to 88.7% at December 31, 2007.

Note 16.  Subsequent Events

On January 29, 2009, the Company’s board of director designated 5,000 shares of Series A Junior Participating Preferred Stock, which are issuable upon the exercise of rights as described in the Stockholder Rights Plan adopted by the Company on the same date. The rights to purchase 1/10,000 of a share of the Series A Junior Participating Preferred Stock were issued to the Company’s stockholders of record on February 9, 2009.

Item 9.	Changes in or Disagreements with Accountants on Accounting or Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria described in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Any internal control over financial reporting, no matter how well conceived and operated, has inherent limitations and may not prevent fraud or detect mistakes. As a result, even those systems that our management has determined to be effective can only provide reasonable, not absolute, assurance regarding the reliability of financial reporting and preparation and presentation of financial statements for external purposes in accordance with GAAP.

In making its assessment as of December 31, 2008, management has excluded the operations of NDEx, which we acquired on September 2, 2008, and the mortgage default processing services business of Wilford and Geske, P.A., which we acquired in February 22, 2008. On an aggregate basis, the financial statements of these two businesses reflect total assets and total revenues of approximately 52.0% and 16.0%, respectively, of our consolidated financial statements as of and for the year ended December 31, 2008. We have excluded these businesses from our internal control assessment because we have not had sufficient time to make an assessment of their internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding these businesses from our assessment, we have considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant and the Division of Corporate Finance on June 24, 2004, as revised on September 24, 2007, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

McGladrey & Pullen, LLP, the independent registered accounting firm who audited our consolidated financial statements, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2008 as described in their report on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Dolan Media Company
We have audited Dolan Media Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dolan Media Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting in this Annual Report on Form 10-K of Dolan Media Company for the year ended December 31, 2008. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
As described in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management has excluded the acquired businesses of National Default Exchange Holdings, LP and affiliated entities and the mortgage default processing services business of Wilford & Geske, P.A. from its assessment of internal control over financial reporting as of December 31, 2008, because these businesses were acquired by the Company on February 22, 2008, and September 2, 2008, respectively. We have also excluded those acquired businesses, which together comprise approximately 52% and 16%, respectively, of total consolidated assets and revenue as of and for the year ended December 31, 2008, from our audit of internal control over financial reporting.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Dolan Media Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Dolan Media Company and Subsidiaries as of December 31, 2008 and 2007 and for each of the years in the three year period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion.
/s/ McGladrey & Pullen, LLP
Minneapolis, Minnesota
March 11, 2009

Item 9B.  Other Information

None.

PART III

We have incorporated by reference information required by Part III into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders. We expect to file our proxy statement with the SEC pursuant to Regulation 14A on or around April 3, 2009, but will file it, in no event later than 120 days after December 31, 2007. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our proxy statement, no other portions of the proxy statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

We have incorporated into this item by reference the information provided under “Proposal 1 — Election of Directors,” “Executive Officers,” “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominations,” “Requirements for Submission of Stockholder Proposals,” “Our Code of Ethics and Business Conduct Policies” and “Audit Committee” in our proxy statement.

Item 11.	Executive Compensation

We have incorporated into this item by reference the information provided under “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have incorporated into this item by reference the information provided under “Principal Shareholders and Beneficial Ownership of Directors and Executive Officers” in our proxy statement.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2008. On December 31, 2008, we had one active equity compensation plan, the 2007 Incentive Compensation Plan. Our board of directors and stockholders approved an Employee Stock Purchase Plan in June and July 2007, respectively. The Employee Stock Purchase Plan has an effective date after December 31, 2007. We have not yet determined when we will implement the Employee Stock Purchase Plan.

			Number of securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding	options,	(excluding securities
	options, warrants	warrants and	reflected in first
Plan category	and rights	rights	column)

Equity compensation plans approved by security holders 2007 Incentive Compensation Plan	1,352,992	$14.21	1,134,753	(1)
Employee Stock Purchase Plan	—	—	900,000

Subtotal	1,352,922	$14.21	2,034,753

Equity compensation plans not approved by security holders	—	—	—

Total	1,352,922	$14.21	2,034,753

(1)	Includes 21,456 shares of restricted stock that were forfeited by grantees during 2008, which are available to be reissued under the 2007 Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

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

a. Financial Statements and Schedules.

1. Financial Statements.

a. Dolan Media Company.  The consolidated financial statements filed as part of this report are listed in the index to financial statements in Item 8 of this Annual Report on Form 10-K as follows and incorporated in this Item 15 by reference:

b. The Detroit Legal News Publishing, LLC.  The financial statements of The Detroit Legal News Publishing, LLC filed as part of this report are listed in the index to additional financial statements on page F-1 and incorporated into this Item 15 by reference:

Title	Page

Report of Virchow, Krause & Company, LLP, the independent registered public accounting firm of The Detroit Legal News Publishing, LLC for the years ended December 31, 2008 and 2007	F-2
Report of McGladrey & Pullen, LLP, the independent registered public accounting firm of The Detroit Legal News Publishing, LLC for the year ended December 31, 2006	F-3
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4
Consolidated Statements of Operations for years ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for years ended December 31, 2007, 2007 and 2006	F-6
Consolidated Statements of Members’ Equity for years ended December 31, 2008, 2007 and 2006	F-7
Notes to Financial Statements	F-8

2. Financial Statement Schedules.  Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

b. Exhibits

Exhibit
No.		Title	Method of Filing

2.1		Equity Purchase Agreement dated as of July 28, 2008	Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed with the SEC on July 28, 2008.

3.1		Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed with the SEC on September 14, 2007

3.2		Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed with the SEC on December 18, 2008

3.3		Certificate of Designations of Series A Junior Participating Preferred Stock of Dolan Media Company	Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed with the SEC on February 3, 2009

4.1		Specimen Stock Certificate	Incorporated by reference to Exhibit 4 of our amendment to registration statement on Form S-1/A filed with the SEC on July 16, 2007 (Registration No. 333-142372)

4.2		Rights Agreement, dated as of January 29, 2009, by and between Dolan Media Company and Mellon Investor Services LLC, as Rights Agent	Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed with the SEC on February 3, 2009

10	.1*	Amended and Restated Employment Agreement of James P. Dolan	Incorporated by reference to Exhibit 10.1 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

10	.2*	Employment Agreement of David A. Trott	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration NO. 333-142372)

10	.3*	Employment Agreement of Scott J. Pollei	Incorporated by reference to Exhibit 10.3 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

10	.4*	Employment Agreement of Mark W.C. Stodder	Incorporated by reference to Exhibit 10.4 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372)

10	.5*	First Amendment to the Amended and Restated Employment Agreement of James P. Dolan dated December 29, 2008	Filed herewith

10	.6*	First Amendment to the Employment Agreement of David A. Trott dated December 29, 2008	Filed herewith

10	.7*	First Amendment to the Employment Agreement of Scott J. Pollei dated December 29, 2008	Filed herewith

Exhibit
No.		Title	Method of Filing

10	.8*	First Amendment to the Employment Agreement of Mark W.C. Stodder dated December 29, 2008	Filed herewith

10	.9*	Letter Agreement of James P. Dolan dated February 3, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on February 3, 2009

10	.10*	Letter Agreement of Scott J. Pollei dated February 3, 2009	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on February 3, 2009

10	.11*	Letter Agreement of Mark W.C. Stodder dated February 3, 2009	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on February 3, 2009

10	.12*	2007 Incentive Compensation Plan	Incorporated by reference to Exhibit 10.5 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10	.13*	Form of Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.6 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10	.14*	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.7 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372)

10.15		Services Agreement between American Processing Company, LLC, Trott & Trott, P.C. and David A. Trott	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.16		Services Agreement between American Processing Company, LLC, Feiwell & Hannoy Professional Corporation, Michael Feiwell and Douglas Hannoy	Incorporated by reference to Exhibit 10.9 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.17		Amended and Restated Operating Agreement of The Detroit Legal News Publishing, LLC	Incorporated by reference to Exhibit 10.10 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372).

Exhibit
No.		Title	Method of Filing

10.18		Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.12 of our amendment to registration statement on Form S-1/A filed with the SEC on April 26, 2007 (Registration No. 333-142372). This Exhibit 10.18 also included Amendment No. 1 to the Amended and Restated Operating Agreement of American Processing Company, LLC, identified in this exhibit list as Exhibit 10.24 .

10	.19*	Form of Incentive Stock Option Award Agreement	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

10	.20*	Executive Change in Control Plan	Incorporated by reference to Exhibit 10.12 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

10	.21*	First Amendment to the Executive Change in Control Plan	Filed herewith

10.22		Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on June 29, 2007 (Registration No. 333-142372).

10	.23*	2007 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

10.24		Amendment No. 1 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.12 of our amendment to registration statement on Form S-1/A filed with the SEC on April 26, 2007 (Registration No. 333-142372).

10.25		Amendment No. 2 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on December 3, 2007.

10.26		Amendment No. 3 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on February 25, 2008

10.27		Amendment No. 4 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on September 2, 2008.

10.28		Second Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on August 13, 2007.

Exhibit
No.	Title	Method of Filing

10.29	Consent Agreement of Dolan Media Company, Dolan Finance Company, Dolan APC, LLC, American Processing Company, LLC, US Bank National Association and the banks that are parties to the Second Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.4 of our current report on Form 8-K filed with the SEC on December 3, 2007.

10.30	First Amendment to Second Amended and Restated Credit Agreement, dated July 28, 2008	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on July 28, 2008

10.31	Asset Purchase Agreement between American Processing Company, LLC and Wilford & Geske, Professional Association	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on February 25, 2008

10.32	Services Agreement between American Processing Company, LLC and Wilford & Geske, Professional Association	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on February 25, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.33	Securities Purchase Agreement between Dolan Media Company and the investors that are a party thereto, dated July 28, 2008	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on July 28, 2008

10.34	Amended and Restated Services Agreement between National Default Exchange, LP and Barrett Daffin Frappier Turner & Engel, LLP dated September 2, 2008	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on September 2, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.35	Letter Agreement amending Amended and Restated Services Agreement between National Default Exchange, L.P and Barrett Daffin Frappier Turner & Engel, LLP dated January 13, 2009	Filed herewith. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

21	Subsidiaries of Dolan Media Company	Filed herewith

23.1	Consent of McGladrey & Pullen, LLP	Filed herewith

23.2	Consent of Virchow, Krause & Company, LLP	Filed herewith

31.1	Section 302 Certification of James P. Dolan	Filed herewith

31.2	Section 302 Certification of Scott J. Pollei	Filed herewith

32.1	Section 906 Certification of James P. Dolan	Filed herewith

32.2	Section 906 Certification of Scott J. Pollei	Filed herewith

*	Management contract or compensatory plan, contract or arrangement required to be filed as exhibit to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
DOLAN MEDIA COMPANY
Dated: March 11, 2009
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

Signature	Title	Date

/s/ James P. Dolan James P. Dolan	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2009

/s/ Scott J. Pollei Scott J. Pollei	Executive Vice President, and Chief Financial Officer (Principal Financial Officer)	March 11, 2009

/s/ Vicki J. Duncomb Vicki J. Duncomb	Vice President, Finance (Principal Accounting Officer)	March 11, 2009

/s/ John C. Bergstrom John C. Bergstrom	Director	March 11, 2009

/s/ Anton J. Christianson Anton J. Christianson	Director	March 11, 2009

/s/ Arthur F. Kingsbury Arthur F. Kingsbury	Director	March 11, 2009

/s/ Jacques Massicotte Jacques Massicotte	Director	March 11, 2009

/s/ Lauren Rich Fine Lauren Rich Fine	Director	March 11, 2009

/s/ George Rossi George Rossi	Director	March 11, 2009

Exhibit List

Exhibit
No.		Title	Method of Filing

10	.5*	First Amendment to the Amended and Restated Employment Agreement of James P. Dolan dated December 29, 2008	Filed herewith

10	.6*	First Amendment to the Employment Agreement of David A. Trott dated December 29, 2008	Filed herewith

10	.7*	First Amendment to the Employment Agreement of Scott J. Pollei dated December 29, 2008	Filed herewith

10	.8*	First Amendment to the Employment Agreement of Mark W.C. Stodder dated December 29, 2008	Filed herewith

10	.21*	First Amendment to the Executive Change in Control Plan	Filed herewith

10.35		Letter Agreement amending Amended and Restated Services Agreement between National Default Exchange, L.P and Barrett Daffin Frappier Turner & Engel, LLP dated January 13, 2009	Filed herewith. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

21		Subsidiaries of the Registrant	Filed herewith

23.1		Consent of McGladrey & Pullen, LLP	Filed herewith

23.2		Consent of Virchow, Krause & Company, LLP	Filed herewith

31.1		Section 302 Certification of James P. Dolan	Filed herewith

31.2		Section 302 Certification of Scott J. Pollei	Filed herewith

32.1		Section 906 Certification of James P. Dolan	Filed herewith

32.2		Section 906 Certification of Scott J. Pollei	Filed herewith

*	Management contract or compensatory plan, contract or arrangement required to be filed as exhibit to this annual report on Form 10-K.

Index to Financial Statements of the Detroit Legal News Publishing, LLC

Page
Report of Virchow, Krause & Company, LLP, the independent registered public accounting firm of The Detroit Legal News Publishing, LLC for the years ended December 31, 2008 and 2007	F-2
Report of McGladrey & Pullen, LLP, the independent registered public accounting firm of The Detroit Legal News Publishing, LLC for the year ended December 31, 2006	F-3
Statements of Financial Position December 31, 2008 and 2007	F-4
Statements of Operations Years Ended December 31, 2008, 2007 and 2006	F-5
Statements of Cash Flows Years Ended December 31, 2008, 2007 and 2006	F-6
Statements of Members’ Equity Years Ended December 31, 2008, 2007 and 2006	F-7
Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
The Detroit Legal News Publishing, LLC
Detroit, Michigan

We have audited the accompanying statements of financial position of The Detroit Legal News Publishing, LLC as of December 31, 2008 and 2007, and the related statements of income, members’ equity, and cash flows for years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Southfield, Michigan
February 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
The Detroit Legal News Publishing, LLC

We have audited the accompanying statement of income, members’ equity and cash flows for the year ended December 31, 2006 of The Detroit Legal News Publishing, LLC. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of The Detroit Legal News Publishing, LLC and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
April 25, 2007

THE DETROIT LEGAL NEWS PUBLISHING, LLC

STATEMENTS OF FINANCIAL POSITION
December 31, 2008 and 2007

	2008	2007
	(Amounts in thousands)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,692	$3,090
Trade accounts receivable Related party	4,006	4,398
Other, less allowance for doubtful accounts of $84 and $94 at December 31, 2008 and 2007, respectively	5,197	5,496

Total Current Assets	12,895	12,984
FURNITURE AND EQUIPMENT	321	300
Less: Accumulated depreciation	(188)	(154)

Net Furniture and Equipment	133	146

GOODWILL	5,492	5,492
OTHER ASSETS	14	8

TOTAL ASSETS	$18,534	$18,630

LIABILITIES AND MEMBERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Note payable	$—	$900
Trade accounts payable:
Related party	57	67
Other	789	837
Accrued expenses:
Related party	484	484
City and state taxes	331	102
Other	45	31
Unearned subscriptions revenue	103	88
Deferred income taxes	72	—

Total Current Liabilities	1,881	2,509
LONG TERM LIABILITIES
Deferred income taxes	91

TOTAL LIABILITIES	1,972	2,509
Commitments and contingencies	—	—
MEMBERS’S EQUITY	16,562	16,121

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$18,534	$18,630

See Notes to Financial Statements

THE DETROIT LEGAL NEWS PUBLISHING, LLC

STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)

REVENUES
Related party	$23,464	$21,439	$13,770
Other	19,040	16,943	13,954

Total Revenues	42,504	38,382	27,724

COST OF SALES	13,849	12,402	9,899

Gross Profit	28,655	25,980	17,825
OPERATING EXPENSES
Selling, general and administrative expenses	6,327	6,151	5,531
Member management fee	155	125	142

Total Operating Expenses	6,482	6,276	5,673

Operating income	22,173	19,704	12,152
OTHER INCOME (EXPENSE)
Interest income	25	79	63
Interest expense	(1)	(18)	—

Total Other Income	24	61	63

Income before Income Taxes	22,197	19,765	12,215
INCOME TAXES, STATE AND LOCAL	1,756	128	105

NET INCOME	$20,441	$19,637	$12,110

See Notes to Financial Statements

THE DETROIT LEGAL NEWS PUBLISHING, LLC

STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,441	$19,637	$12,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	66	48	27
Allowance for doubtful accounts	(10)	19	(43)
Deferred income taxes	163	—	—
Changes in assets and liabilities which increase (decrease) cash flows:
Accounts receivable	701	(3,521)	(2,103)
Accounts payable	(58)	187	236
Accrued expenses	243	(190)	698
Other assets	(6)	—	(1)
Unearned subscription revenue	15	10	(5)

Net Cash Provided by Operating Activities	21,555	16,190	10,919

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(53)	(98)	(8)
Acquisition of Muskegon Legal News and Norton Shores Examiner	—	(100)	—
Acquisition of Grand Rapids Legal News	—	—	(1,510)
Payment of Note Payable — Muskegon Acquisition	(900)	—	—

Net Cash Used in Investing Activities	(953)	(198)	(1,518)

CASH FLOW FROM FINANCING ACTIVITIES
Distributions paid to members	(20,000)	(16,000)	(10,000)

Net Cash Used in Financing Activities	(20,000)	(16,000)	(10,000)

Net Increase (Decrease) in Cash and Cash Equivalents	602	(8)	(599)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,090	3,098	3,697

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,692	$3,090	$3,098

Supplemental disclosures of cash flow information
Cash paid during the year for income taxes:	$1,264	$121	$84
Non-cash Investing and Financing activities
Issuance of Note Payable related to acquisition	$—	$900	$—

See Notes to Financial Statements

THE DETROIT LEGAL NEWS PUBLISHING, LLC

STATEMENTS OF MEMBERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006
(Amounts in Thousands)

Balance at December 31, 2005	$10,374
Net income	12,110
Distributions to members	(10,000)

Balance at December 31, 2006	$12,484
Net income	19,637
Distributions to members	(16,000)

Balance at December 31, 2007	$16,121
Net income	20,441
Distributions to members	(20,000)

Balance (deficit) at December 31, 2008	$16,562

See Notes to Financial Statements

THE DETROIT LEGAL NEWS PUBLISHING, LLC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 —	Summary of Significant Accounting Policies

Description of business

The Detroit Legal News Publishing, LLC (the “Company” or “DLNP”) operates in one business, publishing newspapers. All newspapers are circulated principally to subscribers in southern Michigan.

Rates charged for the publication of certain legal notices are regulated by the State of Michigan. Effective March 1, 2008 the allowable statutory fixed fee rates were increased. Effective March 1, 2009, the allowable statutory fixed fee rates will increase again by the cost of living allowance as determined by the Consumer Price Index.

Cash equivalents

Cash equivalents consist of money market funds with an initial term of less than three months. The Company maintains certain cash in depository accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. Past due balances over 60 days are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Furniture and equipment

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 3-15 years.

Goodwill and other intangible assets

Goodwill represents the excess of purchase consideration over the fair value of assets of businesses acquired. The Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Goodwill and indefinite-lived intangible assets acquired in a purchase business combination are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

Goodwill that has an indefinite useful life is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. The Company determines the fair value of a reporting unit and compares it to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company believes that it has only one reporting unit. To date, no impairment of goodwill has occured.

THE DETROIT LEGAL NEWS PUBLISHING, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue recognition

Revenue consists of display and classified advertising, public notices and subscriptions. The Company recognizes display and classified advertising and public notice revenue upon placement in one of its publications or on one of its Web sites. Subscription revenue is recognized over the related subscription period, commencing when the publication is issued. A liability for deferred revenue is recorded when either advertising is billed in advance or subscriptions are prepaid by the Company’s customers.

In addition, the Company provides a service for its customers by arranging for the publication of legal notice ads for jurisdictions where the Company does not own or operate the legal newspaper. For these services the Company may receive a commission from the publication where the notice is placed and earns a service fee from the customer.

Included in the Company’s accounts receivable is a portion of revenue earned that has not yet been billed to the customer. The unbilled receivables arise because the Company does not bill its customer’s for multiple insertion orders until the last insertion is placed. Unbilled receivables were $1,139 and $1,214 at December 31, 2008 and 2007, respectively.

Income taxes

The Company is a limited liability company and has elected to be treated as a partnership for federal income tax purposes. The Company’s income, expenses, and tax attributes are included in the tax returns of its members, who are responsible for the related federal taxes. Accordingly, no provision for federal income taxes is provided in the accompanying financial statements. The Company does, however, incur certain state and local income taxes (Note 8).

The State of Michigan signed into law the Michigan Business Tax Act, replacing the Michigan Single Business Tax with a business income tax and modified gross receipts tax. These new taxes were effective beginning January 1, 2008, and as they are based on or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes” apply. As such, state income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes.

Upon implementing the Michigan Business Tax, the company recognized a deferred income tax liability in the amount of $163. The provision attributed to the creation of this liability was recorded as a component of ‘Income Taxes, State and Local’ in the Company’s 2008 Statement of Operations.

Uncertain Income Tax Positions

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, on January 1, 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company files income tax returns in the United States federal jurisdiction as well as state and local jurisdictions. The Company analyzed the tax positions taken on its federal, state and local income tax returns and concluded ‘more likely than not’ such positions taken would be upheld under an examination by tax authorities. Accordingly, no cumulative adjustment was recorded by the Company upon adopting FIN 48. Additionally, the Company has not recorded any subsequent provision during 2008 for uncertain tax positions.

THE DETROIT LEGAL NEWS PUBLISHING, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Fair value of financial instruments

Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a framework for measuring, reporting and disclosing fair value under generally accepted accounting principles. SFAS No. 157 applies to all assets and liabilities that are measured, reported and/or disclosed on a fair value basis. The Company’s financial assets and liabilities that are subject to fair value reporting pursuant to SFAS 157 include cash equivalents, accounts receivable and accounts payable. The carrying values of these assets and liabilities approximate their fair value because of the short-term nature of these financial instruments. Accordingly, there was no cumulative effect of adopting SFAS 157.

In accordance with FASB Staff Position FAS 157-2, “Effective Date of FASB Statement 157”, the Company has deferred the adoption of certain provisions of SFAS 157 related to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. The category of assets and liabilities measured at fair value for which the entity has not applied the provisions of SFAS 157 include the Company’s goodwill.

Use of estimates

The preparation of financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include goodwill and valuation allowances for receivables. Actual results could differ from those estimates.

Recent Accounting Pronouncements

FAS No. 141 (Revised 2007), “Business Combinations”

During December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141 (Revised 2007)”). While this statement retains the fundamental requirement of SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations, SFAS 141 (Revised 2007) now establishes the principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree; recognizes and measures the goodwill acquired in the business combination or the gain from a bargain purchase; and determines what information should be disclosed in the financial statements to enable the users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that the adoption of SFAS 141 (Revised 2007) will have a material effect on its results of operations, financial position or cash flows.

NOTE 2 —	Operating Leases

DLNP leases various office space and equipment under operating leases with initial terms of three to five years, expiring between 2008 and 2012. The total rent expense associated with these leases for 2008, 2007 and 2006 was $190, $190 and $171, respectively.

THE DETROIT LEGAL NEWS PUBLISHING, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

Future minimum key payments under the Company’s operating leases are as follows:

Year ending December 31:
2009	$178
2010	107
2011	76
2012	10

Total future minimum lease payments	$371

NOTE 3 —	Benefit Plans

DLNP sponsors a 401(k) savings plan which covers substantially all employees. The plan is funded by employee contributions through salary reductions. DLNP contributes 3 percent of compensation to the plan for each eligible employee. DLNP contributions were $94 in 2008, $89 in 2007 and $77 in 2006. DLNP pays all administrative costs of the plan.

NOTE 4 —	Related-Party Transactions

DLNP sells advertising space for legal notices to an entity related to one of its members. The financial statements include sales to this member of approximately $23,464 in 2008, $21,439 in 2007 and $13,770 in 2006. Related accounts receivable were approximately $4,006 and $4,398 at December 31, 2008 and 2007, respectively. Accrued expenses include $484 at December 31, 2008 and 2007, respectively, related to a consulting agreement with a member (Note 5).

DLNP recorded cost of sales of $2,486 in 2008, $2,435 in 2007 and $1,777 in 2006 for printing related expenses provided by a related party. Additionally, DLNP recorded management fees to the same related party of $90 in 2008, $61 in 2007, and $93 in 2006. DLNP accounts payable to this related party were approximately $57 and $67 at December 31, 2008 and 2007, respectively. Management fees to DLNP’s other related parties were $65, $64 and $49 during 2008, 2007 and 2006, respectively.

NOTE 5 —	Commitments and Contingencies

On November 30, 2005, an entity wholly owned by Dolan Media Inc. purchased a 35 percent minority interest in DLNP from existing DLNP minority members. Concurrently with this transaction, the members entered into a new Member Operating Agreement. In accordance with the terms of the new Member Operating Agreement, any DLNP member may exercise a “shoot out” provision any time after November 30, 2011, by declaring a value for DLNP as a whole. If this were to occur, each of the remaining DLNP members must decide whether it is a buyer of that member’s interest or a seller of its own interest in DLNP at this declared value.

Unless otherwise agreed to by the members, the new Amended and Restated Operating Agreement provides for mandatory quarterly cash distributions of excess cash, additional distributions as deemed appropriate by the Board of Directors, and distributions to pay tax liabilities. No distribution shall be declared or made if, after giving effect to the distribution, the Company would not be able to pay its debts as they become due in the usual course of business, or the Company’s total assets would be less than the sum of its total liabilities.

Concurrent with the above noted transaction, the Company also entered into a multiyear consulting agreement with a member which requires annual fees at the lesser of a fixed fee ($400 per annum through December 31, 2006, and $500 per annum thereafter) or 7 percent of the Company’s net income, as defined. The Company is also required to purchase and maintain certain key man life insurance during the term of the agreement. The amount of the annual premium on the policy shall be paid by the Company, but deducted from the compensation due the member. Expenses under this agreement were $500 for 2008 and 2007, and $433 for 2006.

THE DETROIT LEGAL NEWS PUBLISHING, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	Note Payable

The Company had a $900 Note Payable outstanding at December 31, 2007 that was issued in connection with an asset acquisition (Note 7). The note was unsecured and bore interest at a fixed rate of 6.0% per annum. The Note was paid in full in January 2008.

NOTE 7 —	Acquisitions

On September 1, 2007, DLNP purchased The Muskegon Legal News and the Norton Shores Examiner for a total of $1,000. The purchase consisted of a cash payment of $100 and a note payable due January 10, 2008 in the amount of $900. Interest expense of approximately $18 was included in accrued interest expense at December 31, 2007. The assets acquired were goodwill of $1,000. No liabilities were assumed. The fair value of assets acquired include any identified intangibles determined by management. The Company did not identify any specific intangibles and attributes the goodwill to underlying inherent value based upon the cash flows generated by the acquired company. The results of the Muskegon Legal News and the Norton Shores Examiner operations have been included in the financial statements since the date of acquisition.

Pro forma financial information is not presented for the Muskegon Legal News and the Norton Shores Examiner acquisition because results for the period from January 1, 2007, to August 31, 2007, were not significant to DLNP.

NOTE 8 —	Income Taxes

Income tax expense for the year ended December 31, 2008 consists of:

Current state and local income taxes	$1,593
Deferred state and local income taxes	163

Total income tax expense	$1,756

Detroit Legal News Publishing, LLC is not a tax paying entity for Federal purposes; however, due to the changes in Michigan tax law during 2008, the entity is now subject to income taxes at the state level when it was not subject to income taxes at the state level during 2007 and 2006. The blended rate for state and local income taxes is estimated to be approximately 7% for the tax year ended December 31, 2008.

Computed “expected” tax expense at state and local rate of approximately 7%	$1,590
Increase (reduction) in income tax resulting from:
Meals and entertainment	3
Deferred income taxes related to implementation of Michigan Single Business Tax	163

Total income tax expense	$1,756

THE DETROIT LEGAL NEWS PUBLISHING, LLC

NOTES TO FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences at December 31, 2008 that give rise to a significant portion of deferred assets and liabilities are presented below:

Deferred tax assets:
Accumulated depreciation	$1
Allowance for doubtful accounts	7
—
Total deferred tax assets	8

Deferred tax liabilities:
Unearned revenues	$91
Goodwill	80

Total deferred tax liabilities	171

Net deferred tax liabilities	$163

Deferred income taxes as recorded in the balance sheet as of December 31, 2008 are as follows:

Current liabilities	$72
Long-term liabilities	91

Total deferred tax liabilities	$163