Form 10-Q
period 2009-03-31
Dolan Media CO
filed 2009-05-06
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2009
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

222 South Ninth Street, Suite 2300,
Minneapolis, Minnesota 55402
(Address, including zip code of registrant’s principal executive offices)

(612) 317-9420
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 4, 2009, there were 29,950,583 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Dolan Media Company
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,121	$2,456
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,263 and $1,398 as of March 31, 2009 and December 31, 2008, respectively)	51,575	38,776
Unbilled pass-through costs	10,238	7,164
Prepaid expenses and other current assets	2,670	4,881
Deferred income taxes	397	397

Total current assets	71,001	53,674
Investments	17,123	17,126
Property and equipment, net	20,188	21,438
Finite-life intangible assets, net	250,968	254,917
Goodwill	119,008	118,983
Other assets	4,782	5,166

Total assets	$483,070	$471,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$11,100	$12,048
Accounts payable	7,549	9,116
Accrued pass-through liabilities	23,930	21,598
Accrued compensation	6,461	7,673
Accrued liabilities	6,788	2,738
Due to sellers of acquired businesses	1,250	75
Deferred revenue	14,784	13,014

Total current liabilities	71,862	66,262
Long-term debt, less current portion	140,400	143,450
Deferred income taxes	16,079	18,266
Deferred revenue and other liabilities	4,987	5,136

Total liabilities	233,328	233,114

Redeemable noncontrolling interest	21,509	15,760

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 29,950,943 and 29,955,018 shares as of March 31, 2009 and December 31, 2008, respectively	30	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Additional paid-in capital	288,466	291,310
Accumulated deficit	(60,263)	(68,910)

Total stockholders’ equity	228,233	222,430

Total liabilities and stockholders’ equity	$483,070	$471,304

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Professional Services	$42,032	$18,740
Business Information	21,904	22,771

Total revenues	63,936	41,511

Operating expenses
Direct operating: Professional Services	15,458	6,311
Direct operating: Business Information	7,450	7,572
Selling, general and administrative	20,736	16,103
Amortization	5,124	2,219
Depreciation	2,123	1,101

Total operating expenses	50,891	33,306
Equity in earnings of The Detroit Legal News Publishing, LLC	1,397	1,557

Operating income	14,442	9,762

Non-operating income (expense)
Interest expense, net of interest income	(1,970)	(1,296)
Non-cash interest income (expense) related to interest rate swaps	234	(1,155)
Other income	1,446	11

Total non-operating expense	(290)	(2,440)

Income before income taxes	14,152	7,322
Income tax expense	(4,317)	(2,758)

Net income	9,835	4,564
Less: Net income attributable to the redeemable noncontrolling interest	(1,188)	(557)

Net income attributable to Dolan Media Company	$8,647	$4,007

Earnings per share — basic:
Net income attributable to Dolan Media Company	$0.29	$0.16
Accretion of redeemable noncontrolling interest, net of tax, in conjunction with adoption of SFAS No. 160	(0.11)	—

Net income attributable to Dolan Media Company common stockholders	$0.18	$0.16

Weighted average shares outstanding — basic	29,805,722	24,936,007

Earnings per share — diluted:
Net income attributable to Dolan Media Company	$0.29	$0.16
Accretion of redeemable noncontrolling interest, net of tax, in conjunction with adoption of SFAS No. 160	(0.11)	—

Net income attributable to Dolan Media Company common stockholders	$0.18	$0.16

Weighted average shares outstanding — diluted	29,871,913	25,215,956

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance (deficit) at December 31, 2007	25,088,718	$25	$212,364	$(83,213)	$129,176
Net income	—	—	—	14,303	14,303
Private placement of common stock, net of offering costs	4,000,000	4	60,483	—	60,487
Issuance of common stock in a business acquisition	825,528	1	16,460	—	16,461
Issuance of common stock pursuant to the exercise of stock options under the 2007 incentive compensation plan	8,089	—	21	—	21
Stock-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	32,683	—	1,918	—	1,918
Tax benefit on stock options exercised	—	—	64	—	64

Balance (deficit) at December 31, 2008	29,955,018	$30	$291,310	$(68,910)	$222,430
Net income	—	—	—	8,647	8,647
Accretion of redeemable noncontrolling interest, net of tax	—	—	(3,350)	—	(3,350)

Net income attributable to Dolan Media Company common stockholders	—	—	—	—	5,297
Stock-based compensation expense (shares are net of forfeitures)	(4,075)	—	506	—	506

Balance (deficit) at March 31, 2009	29,950,943	$30	$288,466	$(60,263)	$228,233

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$9,835	$4,564
Distributions received from The Detroit Legal News Publishing, LLC	1,400	1,400
Distributions paid to holders of noncontrolling interest	(976)	(373)
Non-cash operating activities:
Amortization	5,124	2,219
Depreciation	2,123	1,101
Equity in earnings of The Detroit Legal News Publishing, LLC	(1,397)	(1,557)
Stock-based compensation expense	506	399
Change in value of interest rate swap and accretion of interest on note payable	(230)	1,209
Amortization of debt issuance costs	62	47
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(15,873)	(5,837)
Prepaid expenses and other current assets	2,211	(2)
Other assets	(6)	115
Accounts payable and accrued liabilities	3,984	(302)
Deferred revenue	1,739	769

Net cash provided by operating activities	8,502	3,752

Cash flows from investing activities
Acquisitions and investments	(25)	(17,422)
Capital expenditures	(810)	(1,442)

Net cash used in investing activities	(835)	(18,864)

Cash flows from financing activities
Net payments on senior revolving note	—	(9,000)
Proceeds from borrowings or conversions on senior term notes (Note 6)	—	25,000
Payments on senior long-term debt	(2,250)	(625)
Capital contribution from holder of noncontrolling interest	—	1,179
Payment on unsecured note payable	(1,750)	(1,750)
Payments of deferred financing costs	(2)	(1)

Net cash (used) provided by financing activities	(4,002)	14,803

Net increase (decrease) in cash and cash equivalents	3,665	(309)
Cash and cash equivalents at beginning of the period	2,456	1,346

Cash and cash equivalents at end of the period	$6,121	$1,037

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Notes to Unaudited Condensed Consolidated Interim Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
Basis of Presentation: The condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of Dolan Media Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008 included in the Company’s annual report on Form 10-K filed on March 12, 2009, with the Securities and Exchange Commission.
In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full calendar year.
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiaries and it majority ownership interest in American Processing Company, LLC (APC). The Company accounts for the percentage interest in APC that it does not own as noncontrolling interest.
All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Derivative Instruments: Under the Company’s bank credit facility, it is required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce its exposure to risk from changes in interest rates. The Company uses interest rate swaps because it is exposed to market risks related to interest rates, with its exposure to changes in interest rates being limited to borrowings under its credit facility. The Company has not designated these interest rate swap agreements for hedge accounting treatment under SFAS No. 133. As of March 31, 2009, the Company had swap arrangements that convert $40.0 million of its variable rate term loan into a fixed rate obligation. The Company does not enter into derivatives or other financial instrument transactions for speculative purposes. The interest rate swaps are valued using market interest rates, and are included in “deferred revenue and other liabilities” in its unaudited condensed consolidated balance sheet. The interest rate swaps are valued using market interest rates. As such, these derivative instruments are classified within level 2 under SFAS No. 157.
Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these instruments. To estimate the fair value of debt issues that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At March 31, 2009, the estimated fair value of debt was $147.7 million compared to a carrying value of $151.5 million. At March 31, 2008, the carrying value of variable-rate debt approximated fair value as the interest rate was not significantly different than the current market rate.
New Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how the Company will account for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R was effective beginning January 1, 2009. Accordingly, for acquisitions occurring after January 1, 2009, the Company is required to expense, in the period incurred, acquisition-related costs, rather than including such costs in the purchase price as it has historically done. The Company did not consummate any acquisitions or incur any significant transaction-related costs during the three months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests), in most cases, be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. For the Company, SFAS No. 160 was effective beginning January 1, 2009. The Company’s noncontrolling interest consists of the 15.3% aggregate membership interests in its subsidiary, APC, held by APC Investments, LLC, Feiwell & Hannoy Professional Corporation and the sellers of NDEx (as a group). Under the APC operating agreement, each of the holders of the noncontrolling interests have the right, for a certain period of time, to require APC to repurchase all or any portion of the APC membership interests held by such holder. To the extent any holder timely exercises this right, the purchase price of such membership interest will be based on 6.25 times APC’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for APC as of the date the repurchase occurs. Because the NCIs have a redeemable feature outside of the control of the Company, the Company will continue to show these NCIs on the mezzanine section of the balance sheet between “Liabilities” and “Stockholders’ Equity,” rather than a separate component of equity. Also because of the redeemable nature of these NCIs, the Company is required to employ the provisions of EITF Topic D-98, which SFAS No. 160 amended, and adjust the NCIs to either the fair value or the redemption amount at each reporting period. The Company has chosen to record its NCIs at the redemption amount, with the adjustment recorded through “additional paid-in capital” rather than directly as a charge against earnings, and has therefore employed the two-class method as set forth in EITF 03-6 to calculate earnings per share based on net income attributable to its common stockholders. At March 31, 2009, the Company has recorded an adjustment of $3.3 million (net of tax) to record the redeemable noncontrolling interests to their redemption value. If SFAS No. 160 was effective at December 31, 2008, the carrying amount of the noncontrolling interests of $15.8 million would have been adjusted to reflect the redemption value of $16.8 million, resulting in a $0.6 million adjustment to additional paid-in capital (net of tax). The provisions of the standard have been applied to all NCIs prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively to all periods presented.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and was effective beginning January 1, 2009 for the Company. Accordingly, the Company has included the required disclosures in “Use of Derivative Instruments” above.
Note 2. Basic and Diluted Income Per Share
Basic per share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. As discussed above, the Company has employed the two-class method to calculate earnings per share based on net income attributable to its common stockholders. At December 31, 2008 and March 31, 2009, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 12 for information on stock options) unless their effect is anti-dilutive.

The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008

Net income attributable to Dolan Media Company	$8,647	$4,007
Accretion of redeemable noncontrolling interest, net of tax	(3,350)	—

Net income attributable to Dolan Media Company common stockholders	$5,297	$4,007

Basic:
Weighted average common shares outstanding	29,953	25,085
Weighted average common shares of unvested restricted stock	(147)	(149)

Shares used in the computation of basic net income per share	29,806	24,936

Net income attributable to Dolan Media Company common stockholders per share — basic	$0.18	$0.16

Diluted:
Shares used in the computation of basic net income per share	29,806	24,936
Stock options and restricted stock	66	280

Shares used in the computation of dilutive net income per share	29,872	25,216

Net income attributable to Dolan Media Company common stockholders per share — diluted	$0.18	$0.16

For the three months ended March 31, 2009 and 2008, options to purchase approximately 1.4 million and 8,200 weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.
Note 3. Acquisitions
The Company accounts for acquisitions consummated after January 1, 2009, under the acquisition method of accounting, in accordance with SFAS No. 141R, “Business Combinations.” For acquisitions prior to that date, the Company accounted for such acquisitions in accordance with SFAS No. 141, “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets acquired and liabilities assumed represent management’s estimate of fair values. Management determines valuations through a combination of methods which include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The Company did not consummate any acquisitions during the three months ended March 31, 2009. For acquisitions consummated in 2008, the Company has included the results of these acquisitions in the accompanying interim condensed consolidated statement of operations from the respective acquisition dates forward.
Wilford & Geske: On February 22, 2008, APC, a majority owned subsidiary of the Company, acquired the mortgage default processing services business of Wilford & Geske, a Minnesota law firm. Under the purchase agreement, APC was obligated to pay up to an additional $2.0 million in purchase price depending upon the adjusted EBITDA for this business during the twelve months ending March 31, 2009. In connection with the partial achievement of such performance target, APC recorded an additional $1.1 million in purchase price at March 31, 2009, payable to the sellers in the second quarter of 2009. The Company has allocated this amount to the long-term service agreement, which is being amortized over the remaining 14 years of the initial contract term.
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
As a result of this acquisition, the Company has a number of duplicative positions between NDEx and APC and has evaluated the elimination of these positions to achieve synergies and cost savings in combining these functions. Accordingly, the Company recorded, as additional purchase price, a liability of $1.5 million for the estimated severance costs related to involuntary employee terminations resulting from the anticipated elimination of these positions, which is expected to be paid out in cash within the next twelve months. This liability was included as goodwill in the preliminary allocation of the purchase price in accordance with SFAS No. 141 and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Please refer to Note 14 for an update to this plan occurring after the three months ended March 31, 2009.

Pro Forma Information (unaudited): Actual results of operations of the companies acquired in 2008 are included in the unaudited condensed consolidated interim financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the following acquisitions: (1) the mortgage default processing services business of Wilford & Geske acquired in February 2008, (2) the assets of Legal & Business Publishers, Inc. acquired in February 2008, (3) the assets of Midwest Law Printing Company, Inc. acquired in June 2008, and (4) the business of NDEx acquired in September 2008, using the purchase method as if the acquisitions occurred on January 1, 2008. The Company did not include the acquisition of the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC because its impact on the Company’s financial statements would be immaterial. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year. There is no corresponding pro forma data shown for the three months ended March 31, 2009, as the Company has included each of the above acquisitions in its actual operating results for the full period (in thousands, except per share data):

Three Months
Ended
March 31, 2008
Pro Forma
Total revenues	$60,690
Net income attributable to Dolan Media Company common stockholders	4,366
Net income per share:
Basic	$0.17

Diluted	$0.17

Actual/Pro forma weighted average shares outstanding:
Basic	25,762

Diluted	25,422

Note 4. Investments
Investments consisted of the following at March 31, 2009 and December 31, 2008 (in thousands):

	Accounting	Percent	March 31,	December 31,
	Method	Ownership	2009	2008

The Detroit Legal News Publishing, LLC	Equity	35	$16,223	$16,226
GovDelivery, Inc.	Cost	15	900	900

Total			$17,123	$17,126

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

The following table summarizes certain key information relative to the Company’s investment in DLNP as of March 31, 2009 and December 31 2008, and for the three months ended March 31, 2009 and 2008 (in thousands):

	As of March 31,	As of December 31,
	2009	2008
Carrying value of investment	$16,223	$16,226
Underlying finite-lived customer list, net of amortization	10,052	10,429

	Three Months Ended March 31,
	2009	2008
Equity in earnings of DLNP, net of amortization of customer list	$1,397	$1,557
Distributions received	1,400	1,400
Amortization expense	376	377
DLNP publishes ten weekly legal newspapers, along with one quarterly magazine, all located in southern Michigan. Summarized financial information for DLNP for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues	$11,949	$12,405
Cost of revenues	4,769	4,742

Gross profit	7,180	7,663
Selling, general and administrative expenses *	1,726	1,706

Operating income *	5,454	5,957

Net income	$5,068	$5,527

Company’s 35% share of net income	$1,773	$1,934
Less amortization of intangible assets	376	377

Equity in earnings of DLNP, LLC	$1,397	$1,577

*	For comparison purposes only, the Company has changed the selling, general and administrative expenses and operating income presented here for the three months ended March 31, 2008 from those previously reported to reflect current year treatment of Michigan business taxes as a non-operating expense as a result of changes in Michigan tax law.
Note 5. Goodwill and Finite-life Intangible Assets
Goodwill: The carrying amount of goodwill by segment is as follows (in thousands):

	March 31,	December 31,
	2009	2008
Professional Services	$59,776	$59,751
Business Information	59,232	59,232

Total	$119,008	$118,983

Finite-Life Intangible Assets: Total amortization expense for finite-life intangible assets for the three months ended March 31, 2009 and 2008 was approximately $5.1 million and $2.2 million, respectively. In the three months ended March 31, 2009, the Company recorded an additional $0.9 million of amortization expense to write off the non-compete agreement with Michael Barrett who died in January 2009. Please see Note 3 above for information pertaining to an additional amount of $1.1 million recorded to the service agreement intangible asset in the three months ended March 31, 2009.

Note 6. Long-Term Debt, Capital Lease Obligation
A summary of long-term debt is as follows (in thousands):

	March 31,	December 31,
	2009	2008
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$151,500	$153,750
Senior variable-rate revolving note due August 8, 2012	—	—

Total senior secured debt	151,500	153,750
Unsecured note payable	—	1,746
Capital lease obligations	—	2

	151,500	155,498
Less current portion	11,100	12,048

Long-term debt, less current portion	$140,400	$143,450

Senior Secured Debt: The Company and its consolidated subsidiaries have a credit agreement with U.S. Bank, NA and other syndicated lenders for a senior secured credit facility comprised of a term loan facility due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility with a final maturity date of August 8, 2012. In accordance with the terms of this credit agreement, if at any time the outstanding principal balance of revolving loans under the revolving credit facility exceeds $25.0 million, such revolving loans will convert to an amortizing term loan, in the amount that the Company designates if it gives notice, due and payable in quarterly installments with a final maturity date of August 8, 2014.
At March 31, 2009, the Company had net unused available capacity of $40.0 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility, and outstanding debt of $151.5 million (all of which was under the term loan facility). At March 31, 2009, the weighted-average interest rate on the senior term note was 3.75%. The Company is subject to certain restrictions and covenant ratio requirements relating to its respective financing arrangements, all of which were satisfied as of March 31, 2009.
Unsecured Note Payable: During the three months ended March 31, 2009, APC made the final $1.75 million payment to Feiwell & Hannoy on a $3.5 million non-interest bearing promissory note APC issued in connection with the acquisition of the mortgage default processing services business of Feiwell & Hannoy in January 2007.
Note 7. Common and Preferred Stock
At March 31, 2009, the Company had 70,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized and 29,950,943 shares of common stock and no shares of preferred stock outstanding. On January 29, 2009, the Company’s board of directors designated 5,000 shares of Series A Junior Participating Preferred Stock, which are issuable upon the exercise of rights as described in the Stockholder Rights Plan adopted by the Company on the same date. The rights to purchase 1/10,000 of a share of the Series A Junior Participating Preferred Stock were issued to the Company’s stockholders of record on February 9, 2009. All other authorized shares of preferred stock are undesignated.
Note 8. Income Taxes
The provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. For the three months ended March 31, 2009 and 2008, the effective tax rate was 33.3% and 40.7%, respectively. The lower tax rate for the first quarter of 2009 compared to the first quarter of 2008 resulted primarily from the Company’s receipt of nontaxable life insurance proceeds as discussed in Note 9 below. In accordance with APB No. 28 and FIN 18, the tax impact of these non-taxable proceeds was treated as a discrete item and recognized in the current period. At March 31, 2009, excluding the impact of discrete items, the Company’s estimated annual effective tax rate for 2009 is 39.0% compared to our annual effective tax rate for 2008 of 39.2%.
Note 9. Other Income (Expense)
In the three months ended March 31, 2009, the Company recorded a net gain of $1.4 million on a company-owned life insurance policy on the life of Michael Barrett, a senior officer of NDEx, who passed away in January 2009. This net gain includes a reduction for a $0.5 million contribution the Company made to Southern Methodist University Dedman School of Law from the life insurance proceeds, to establish a scholarship fund in Mr. Barrett’s name.

Note 10. Major Customers and Related Parties
In the three months ended March 31, 2009, APC and Trott & Trott, whose managing partner is APC chairman and chief executive officer David A. Trott, agreed to increase the fixed fee per file APC receives for each mortgage foreclosure, bankruptcy, eviction, litigation and other mortgage default file Trott & Trott refers to APC for processing under APC’s service agreement with Trott & Trott.
Note 11. Reportable Segments
The Company’s two reportable segments consist of its Professional Services Division and its Business Information Division. The Company determined its reportable segments based on the types of products sold and services performed. The Professional Services Division comprises two operating units providing support to the legal market, American Processing Company (APC), which provides mortgage default processing services, and Counsel Press, LLC, which provides appellate services. Both of these operating units generate revenues through fee-based arrangements. The Business Information Division provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information Division generates revenues from display and classified advertising, public notices, circulation (primarily consisting of subscriptions) and sales from commercial printing and database information. In addition, the Company reports and allocates certain administrative activities as part of corporate-level expenses.
Reportable Segments
Three Months Ended March 31, 2009 and 2008

	Professional	Business
	Services	Information	Corporate	Total
	(In thousands)
Three Months Ended March 31, 2009
Revenues	$42,032	$21,904	$—	$63,936
Direct operating expenses	15,458	7,450	—	22,908
Selling, general and administrative expenses	10,025	8,422	2,289	20,736
Amortization and depreciation	5,681	1,287	279	7,247
Equity in Earnings of DLNP, LLC	—	1,397	—	1,397

Operating income (loss)	$10,868	$6,142	$(2,568)	$14,442

Three Months Ended March 31, 2008
Revenues	$18,740	$22,771	$—	$41,511
Direct operating expenses	6,311	7,572	—	13,883
Selling, general and administrative expenses	4,657	9,622	1,824	16,103
Amortization and depreciation	1,983	1,158	179	3,320
Equity in Earnings of DLNP, LLC	—	1,557	—	1,557

Operating income (loss)	$5,789	$5,976	$(2,003)	$9,762

Note 12. Share-Based Compensation
Total share-based compensation expense for the three months ended March 31, 2009 and 2008 was approximately $506,000 and $399,000, respectively, before income taxes.
The Company has reserved 2,700,000 shares of its common stock for issuance under its incentive compensation plan, of which there were 1,148,139 shares available for issuance under the plan as of March 31, 2009.
Stock Options: Share-based compensation expense related to grants of options under SFAS 123(R) for the three months ended March 31, 2009 and 2008, was approximately $356,000 and $267,000, respectively, before income taxes.

The following table represents stock option activity for the three months ended March 31, 2009:

		Weighted Average	Weighted	Weighted Average
	Number of	Grant Date	Average	Remaining
	Shares	Fair Value	Exercise Price	Contractual Life
Outstanding options at December 31, 2008	1,352,992	$4.54	$14.21	6.06 Yrs.
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled or forfeited	(9,311)	4.81	15.29	—

Outstanding options at March 31, 2009	1,343,681	$4.54	$14.20	5.81 Yrs.

Options exercisable at March 31, 2009	288,881	$3.78	$10.99	5.90 Yrs.

At March 31, 2009, the aggregate intrinsic value of options outstanding was approximately $0.6 million, and the aggregate intrinsic value of options exercisable was approximately $0.5 million. At March 31, 2009, there was approximately $3.7 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Grants: A summary of our nonvested restricted stock activity for the three months ended March 31, 2009, was as follows:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested, December 31, 2008	149,296	$15.30
Granted	—	—
Vested	—	—
Canceled or forfeited	(4,075)	14.97

Nonvested, March 31, 2009	145,221	$15.31

Share-based compensation expense related to grants of restricted stock for the three months ended March 31, 2009 was approximately $150,000 and $132,000, respectively, before income taxes. Total unrecognized compensation expense for unvested restricted shares of common stock as of March 31, 2009, was approximately $1.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.
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
Note 14. Subsequent Events
In connection with the acquisition of NDEx, the Company recorded, as additional purchase price, a liability of $1.5 million for the estimated severance costs related to involuntary employee terminations as further described in Note 3 above. In April 2009, the Company eliminated 16 positions in connection with this plan for aggregate payments of approximately $453,000. The Company is continuing to evaluate this plan and, as a result, the amount of liability the Company recorded as additional purchase price may change.

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
•	our business operates in highly competitive markets and depends upon the economies and the demographics of the legal, financial and real estate sectors in the markets we serve and changes in those sectors could have an adverse effect on our revenues, cash flows and profitability;
•	a decrease in paid subscriptions to our print publications could continue to adversely affect our circulation revenues to the extent we are not able to sufficiently continue increasing our print subscription rates and adversely affect our advertising and display revenues to the extent advertisers begin placing fewer print advertisements with us due to print decreased readership;
•	we have owned and operated our APC business for a short period of time;
•	APC’s business revenues are very concentrated, as APC currently provides mortgage default processing services to six law firm customers, and if the number of case files referred to APC by these law firm customers decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected;
•	the key attorneys at each of APC’s law firm customers are employed by APC, some of whom, including David A. Trott, the chairman and chief executive officer of APC, also hold an indirect equity interest in APC. As a result, these key attorneys may, in certain circumstances, have interests that differ from or conflict with our interests;
•	government regulation of sub-prime, Alt-A and other residential mortgage products, including bills introduced in states where we do business, the Hope for Homeowners Act, the Emergency Economic Stabilization Act and Homeowner Affordability and Stability Plan, and voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance, a consortium that includes loan servicers, may have an adverse affect on and restrict our mortgage default processing services and public notice operations;
•	a key component of our operating income and operating cash flows has been, and may continue to be, our minority equity investment in The Detroit Legal News Publishing, LLC;
•	we are dependent on our senior management team, especially James P. Dolan, our founder, chairman, president and chief executive officer; Scott J. Pollei, our executive vice president and chief financial officer; Mark W.C. Stodder, our executive vice president-business information; and David A. Trott, chairman and chief executive officer, APC;

•	we intend to continue to pursue acquisition opportunities, which we may not do successfully and which may subject us to considerable business and financial risks;
•	growing our business may place a strain on our management and internal systems, processes and controls;
•	we incurred additional indebtedness to close the acquisition of NDEx and this additional debt consumed a significant portion of our ability to borrow and may limit our ability to pursue other acquisitions or growth strategies;
•	the acquisition of NDEx may expose us to particular business and financial risks that include, but are not limited to: (1) diverting management’s time, attention and resources from managing the business; (2) incurring significant additional capital expenditures and operating expenses to improve, coordinate or integrate managerial, operational, financial and administrative systems; (3) failing to integrate the operations, personnel and internal controls of NDEx into APC or to manage NDEx or our growth; and (4) facing operational difficulties in new markets or with new product and service offerings; and
•	if our goodwill or finite-life intangible assets become impaired, we may be required to record a significant charge to earnings.
See “Risk Factors” in Item 1A of our annual report on Form 10-K filed on March 12, 2009, with the Securities Exchange Commission for a description of these and other risks, uncertainties and factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.
You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.
In this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Dolan Media Company and its consolidated subsidiaries and the term “APC” refers to American Processing Company, LLC and its subsidiaries, National Default Exchange Management, Inc., National Default Exchange Holdings, LP, THP/NDEx AIV, Corp. and THP/NDEx AIV, LP (all of which we collectively refer to as “NDEx”). The term “Barrett law firm” refers to Barrett, Daffin, Frappier, Turner & Engel, LLP and its affiliates.
Overview
We are a leading provider of necessary business information and professional services to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating segments: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two operating units, American Processing Company, which provides mortgage default processing services to six law firms and also directly to mortgage lenders and loan servicers on California foreclosure files, and Counsel Press, which provides appellate services to law firms and attorneys nationwide. Our Business Information Division currently publishes 64 print publications consisting of 14 paid daily publications, 30 paid non-daily publications and 20 non-paid non-daily publications. In addition, we provide business information electronically through our 49 on-line publication web sites, our 33 event and other non-publication web sites and our email notification systems.
Largely as a result of the businesses we acquired in 2008, including the acquisition of NDEx, our total revenues increased $22.4 million, or 54.0%, from $41.5 for the three months ended March 31, 2008, to $63.9 million for the three months ended March 31, 2009. Our operating income increased by $4.7 million, or 47.9%, to $14.4 million in the first three months of 2009 compared to the same period in 2008. Acquisitions, including our acquisition of NDEx in September 2008, accounted for the majority of the 52.8% increase in our operating expenses period over period. Further, net income increased significantly to $8.6 million for the first three months of 2009 from $4.0 million for the same period in 2008.

Recent Developments
Regulatory Environment
Over the past year, federal, state and local governmental entities have proposed, and in some cases, enacted legislation or taken other action that may have an adverse impact on the number of mortgage defaults case files referred to APC for processing and the number of foreclosure public notices placed in our Business Information products and DLNP (our minority investment) for publication. This enacted or proposed legislation includes the Hope for Homeowners Act of 2008, the Emergency Economic Stabilization Act, the Streamlined Modification Program, laws passed in both California and Maryland last year, and the Homeowner Affordability and Stability Plan, all of which are described in our annual report on Form 10-K filed with the SEC on March 12, 2009. Further, on April 28, 2009, President Obama announced new details for the “Making Home Affordable” program that is part of the Homeowner Affordability and Stability Plan announced earlier in the quarter, which provides, among other things, that servicers who participate in the second lien program will automatically reduce payments associated with a second lien mortgage when a borrower initiates a Home Affordable Modification on a first lien mortgage.
In addition to enacted or proposed legislation, certain state and local governments have interpreted the Emergency Economic Stabilization Act as preempting state and local foreclosure requirements. Further, various lender and mortgage servicers have voluntarily focused their attention on loss mitigation, loan modification and similar efforts, including moratoria on certain foreclosure sales, in an attempt to reduce the number of mortgage defaults.
Given the uncertain regulatory environment and potential effect on businesses, we have developed a number of cost-containment plans across our divisions, including decreases in discretionary spending, staff reductions through various methods (including attrition) and the transition of some print publications to on-line. Further, should any of these regulatory changes constitute a triggering event for purposes of testing the impairment of goodwill or other long-term assets, we may be required to take an impairment charge and such a charge, if taken, could adversely affect our business, financial position and results of operation, although we do not expect it to affect our ability to comply with the covenants under our credit agreement. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill, Intangible Assets and other Long-Lived Assets” in our annual report on Form 10-K filed with the SEC on March 12, 2009, for a description of events that could trigger interim impairment testing of our goodwill.
Adoption of Stockholder Rights Plan
On January 29, 2009, our board adopted a Stockholder Rights Plan, which is designed to protect our stockholders from potentially coercive takeover practices or takeover bids and to prevent an acquirer from gaining control of the company without offering a fair price to our stockholders. The plan is not intended to deter offers that are fair or otherwise in the best interests of our stockholders.
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
Our most recent significant acquisition occurred on September 2, 2008 when APC acquired all of the outstanding equity interests in NDEx. APC acquired the equity interests of NDEx for a total of $167.5 million in cash, of which $151.0 million was paid to or on behalf of the sellers of NDEx, $15.0 million was placed in escrow to secure payment of indemnification claims and an additional $1.5 million was held back pending working capital adjustments. In addition to the cash payments, APC also issued to the sellers of NDEx an aggregate 6.1% interest in APC, which had an estimated fair market value of approximately $11.6 million on July 28, 2008, the date the parties signed the equity purchase agreement. We also issued to the sellers of NDEx 825,528 shares of our common stock. In addition to the payments and issuance of APC interests and common stock described above, we may be obligated to pay the sellers of NDEx up to an additional $13.0 million in cash based upon the adjusted EBITDA for NDEx during the four complete calendar quarters following the closing of the acquisition. If the adjusted EBITDA for NDEx equals or exceeds $28.0 million during such four-quarter period, we will pay the sellers the maximum $13.0 million earn out payment. However, the maximum earn out payment of $13.0 million will be reduced by $7.50 for each $1.00 that NDEx’s adjusted EBITDA for such four-quarter period is less than the $28.0 million target. The working capital target of $2.0 million as set forth in the equity purchase agreement was not met, as there was an actual working capital (deficit) of $(1.4) million. As a result, APC recovered the $3.4 million shortfall by having the sellers of NDEx release the $1.5 million holdback payable to them and by taking receipt of $1.9 million out of the escrow.
NDEx is a wholly-owned subsidiary of APC. Much like APC, NDEx provides mortgage default processing services, primarily for the Barrett law firm in Texas, California and Georgia pursuant to services agreements. NDEx may amend the fees it charges to the Barrett law firm under the services agreements on a quarterly basis during 2009 and on an annual basis beginning in 2010 upon notice to the Barrett law firm. However, if the Barrett law firm files a timely notice of objection to the proposed amended fees, NDEx and the Barrett law firm have agreed to negotiate amended fees that are agreeable to both parties or to retain the existing fees. NDEx did not amend the fees it charges the Barrett law firm in the first quarter of 2009. NDEx also provides mortgage default processing services directly to mortgage lenders and loan servicers (instead of for a law firm that has such lenders and servicers as clients). Unlike other states, foreclosure and certain other mortgage default processes may be undertaken by non-attorneys in California. In addition to providing mortgage default processing services, NDEx also operates a real estate title company. This is a new line of business for us and one in which, among our key employees or executive officers, only David A. Trott, Chairman and Chief Executive Officer of APC, has any previous experience. In January 2009, APC appointed James C. Frappier, the managing partner of the Barrett law firm, to serve as NDEx’s president after the death of Michael C. Barrett.
Like APC, NDEx has its own proprietary case management system. NDEx is continuing to use this system to process mortgage default files until we eventually combine this system with the case management system currently used by APC.
As a result of this acquisition, we have a number of duplicative positions between NDEx and APC and are in the process of evaluating the elimination of these positions to achieve synergies and cost saving in combining these functions. We recorded, as additional purchase price, a liability of $1.5 million in estimated severance costs in connection with the elimination of these positions, which we expect to pay out in cash within the next twelve months. In April 2009, we eliminated 16 positions in connection with this plan for aggregate payments of approximately $453,000. We are continuing to evaluate this plan and, as a result, the amount of liability we have recorded as additional purchase price may change.
We have accounted for this acquisition under the purchase method of accounting using SFAS 141 and have included the operating results of this business in the Professional Services segment, in our unaudited condensed consolidated interim financial statements since the date of this acquisition.
Revenues
We derive revenues from two operating segments, our Professional Services Division and our Business Information Division. For the three months ended March 31, 2009, our total revenues were $63.9 million, and the percentage of our total revenues attributed to each of our segments was as follows:
•	65.7% from our Professional Services Division; and
•	34.3% from our Business Information Division.

Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing and appellate services through fee-based arrangements. Through APC, we assist six law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. We also provide these services directly to mortgage lenders and loan servicers for California foreclosure files. In addition, APC provides loan modification and loss mitigation support on mortgage default files to its customers, and, through NDEx, related real estate title work primarily to the Barrett law firm. We refer to revenues that APC derives from these sources collectively, as “mortgage default processing service revenues.” Shareholders and/or principal attorneys of our law firm customers, including David A. Trott, chairman and chief executive officer of APC, are executive management employees of APC or NDEx.
For the three months ended March 31, 2009, we serviced approximately 91,000 mortgage default case files, of which approximately 54,700 were processed by businesses we acquired in 2008. Our mortgage default processing service revenues accounted for 59.9% of our total revenues and 91.2% of our Professional Services Division’s revenues during the three months ended March 31, 2009. We believe mortgage default file volume, and thus mortgage default processing revenues, tend to be lower in the second quarter of each year because homeowners receive income tax refunds that they can apply towards their residential mortgages during the second quarter. We recognize mortgage default processing service revenues on a ratable basis over the period during which the services are provided, the calculation of which requires management to make estimates. We consolidate the operations, including revenues, of APC and record an adjustment for noncontrolling interest for the percentage of earnings that we do not own. See “Noncontrolling Interest” below for a description of the impact of these noncontrolling interests in APC on our operating results. With the exception of foreclosure files referred to us by Feiwell & Hannoy and California foreclosure files processed by NDEx, we bill our customers for services performed and record amounts billed for services not yet performed as deferred revenue. For foreclosure files referred to us by Feiwell & Hannoy, we bill Feiwell & Hannoy in two installments and record amounts for services performed but not yet billed as unbilled services. For California foreclosure files processed by us, we bill our customers for services at the time the file is complete and record amounts billed for services performed, but not yet billed, as unbilled services. In California, because we provide mortgage default processing services directly to mortgage lenders and loan servicers, we incur certain costs on behalf of our customers, such as trustee sale guarantees, title policies, and post and publication charges. We pass these costs directly through to our customers, and bill them at the time the file is complete. In accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” we have determined that such expenses should be recorded at net and, accordingly, do not record any revenue for these pass-through costs. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Critical Accounting Policies — Revenue Recognition” in our annual report on Form 10-K filed with the SEC on March 12, 2009 for more information about our policies relating to these pass-through costs. We also provide title services primarily to the Barrett law firm, and we bill for these services when the title matter is completed and recognize revenue as we perform the services.
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

APC’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which we do business as well as how many of the files we handle that actually result in evictions, bankruptcies and/or litigation. Our agreement with Trott & Trott contemplates the review and possible revision of the fees for services we provide every two years beginning on or before January 1, 2008. Under the Feiwell & Hannoy and Wilford & Geske agreements, the fixed fee per file increases on an annual basis through 2012 and 2013, respectively, to account for inflation as measured by the consumer price index. We and such customers will review and possibly revise the fee schedule for future years. Our agreement with the Barrett law firm allows us to amend the fees the Barrett law firm pays to us on a quarterly basis during 2009 and on an annual basis beginning in 2010 upon notice to the Barrett law firm. However, if the Barrett law firm files a timely notice of objection to the proposed amended fees, we and the Barrett law firm have agreed to negotiate amended fees that are agreeable to both parties or retain the existing fees. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected. During the three months ended March 31, 2009, we revised our fee structure with Trott & Trott and Feiwell & Hannoy, increasing the fixed per file fee paid for each file referred to us.
Through Counsel Press, we assist law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic format, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. For the three months ended March 31, 2009, our appellate service revenues accounted for 5.8% of our total revenues and 8.8% of our Professional Services Division’s revenues. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the three months ended March 31, 2009, we provided appellate services to attorneys in connection with approximately 2,200 appellate filings in federal and state courts. We recognize appellate service revenues as the services are provided, which is when our final appellate product is filed with the court.
Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 10.6% of our total revenues and 31.1% of our Business Information Division’s revenues for the three months ended March 31, 2009. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.
We publish 305 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 17.7% of our total revenues and 51.5% of our Business Information Division’s revenues for the three months ended March 31, 2009. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which are affected by the number of residential mortgage foreclosures in the 14 markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
We sell our business information products primarily through subscriptions. For the three months ended March 31, 2009, our circulation revenues, which consist of subscriptions and single-copy sales, accounted for 5.2% of our total revenues and 15.3% of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation revenues are driven by the number of copies sold and the subscription rates charged to customers. Our other business information revenues, comprising sales from commercial printing and database information, accounted for 0.7% of our total revenues and 2.1% of our Business Information Division’s revenues for the three months ended March 31, 2009. We recognize our other Business Information revenues upon delivery of the printed or electronic product to our customers.

Operating Expenses
Our operating expenses consist of the following:
•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for the processing staff at APC and Counsel Press and our editorial personnel in our Business Information Division, production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and the cost of delivery of our business information products, and packaging and data service fees in connection with our California foreclosure files;
•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing related expenses and other office-related payments;
•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from two to thirty years; and
•	Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from one to thirty years.
Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may shift between fiscal periods.
Equity in Earnings of The Detroit Legal News Publishing
We own 35.0% of the membership interests in The Detroit Legal News Publishing, LLC (DLNP), the publisher of The Detroit Legal News and ten other publications. We account for our investment in DLNP using the equity method. Our percentage share of DLNP’s earnings was $1.4 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively, which we recognized as operating income. This is net of amortization of $0.4 million for both periods. APC handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
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
Noncontrolling Interest
Noncontrolling interest for the three months ended March 31, 2009 consisted of an aggregate 15.3% minority interest in APC held by APC Investments, LLC (7.6%), Feiwell & Hannoy (1.7%) and the sellers of NDEx (as a group) (6.1%). APC Investments, LLC is a limited liability company owned by the shareholders of Trott & Trott, including APC chairman and chief executive officer David A. Trott and APC’s two executive vice presidents in Michigan.

Under the terms of the APC operating agreement, each month, we are required to distribute APC’s earnings before interest, taxes, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of APC, capital expenditures and working capital reserves to APC’s members on the basis of common equity interest owned. We paid the following distributions in the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
APC Investments	$486	$300
Feiwell & Hannoy	109	73
Sellers of NDEx (as a group)*	381	—

Total	$976	$373

*	Members of APC since September 2, 2008.
In addition, APC Investments and Feiwell & Hannoy each have the right, for a period of six months following August 7, 2009, to require APC to repurchase all or any portion of the APC membership interests held by APC Investments or Feiwell & Hannoy, as the case may be. The sellers of NDEx, each as members of APC, also have the right, for a period of six months following September 2, 2012, to require APC to repurchase all or any portion of the APC membership interests held by such seller of NDEx. To the extent any minority member of APC timely exercises this right, the purchase price of such membership interest will be based on 6.25 times APC’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for APC as of the date the repurchase occurs. The aggregate purchase price would be payable by APC in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%. As of January 1, 2009, as a result of the adoption of SFAS No. 160 and application of EITF Topic D-98, we are required to book the noncontrolling interests to their redemption amount at each reporting period. As a result, at March 31, 2009, we booked an adjustment in the amount of $5.5 million ($3.3 million net of taxes) to additional paid-in capital. Please see our condensed consolidated statements of stockholders’ equity (deficit), as well as Note 1 to our unaudited condensed consolidated interim financial statements included in this report on Form 10-Q for further information regarding SFAS No. 160 and its implications to our financial statements.
Critical Accounting Policies and Estimates
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
We believe the critical accounting policies that require the most significant assumptions and judgments in the preparation of our unaudited condensed consolidated financial statements include: purchase accounting; revenue recognition in connection with mortgage default processing services; impairment of goodwill, other intangible assets and other long-lived assets; share-based compensation expense; capitalization of internally developed software for internal and external use; income tax accounting; and allowances for doubtful accounts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 in our annual report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 12, 2009, and is available at the SEC’s web site at www.sec.gov, for a discussion (in addition to that provided below) as to how we apply these policies.

Goodwill, Other Intangible Assets and Other Long-Lived Assets
We determine the estimated economic lives and related amortization expense for our intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense. If the unamortized balance were deemed to be unrecoverable, we would recognize an impairment charge to the extent necessary to reduce the unamortized balance to the amount of expected future discounted cash flows, with the amount of such impairment charged to operations in the current period. We estimate useful lives of our intangible assets by reference to current and projected dynamics in the business information and mortgage default processing service industries and anticipated competitor actions. The amount of net income for the three months ended March 31, 2009 would have been approximately $0.4 million higher if the actual useful lives of our finite-lived intangible assets were 10% longer than the estimates and approximately $0.5 million lower if the actual useful lives of our finite-lived intangible assets were 10% shorter than the estimates.
We assess our goodwill and finite life intangible assets for impairment on an annual basis using a November 30 measurement date. We will conduct interim impairment assessments when circumstances and events indicate that we will not be able to recover the carrying value of the assets. These events include, but are not limited to, any strategic decisions we may make in response to economic or competitive conditions affecting our reporting units and the effect of the economic and regulatory environment on our business. We continue to evaluate whether circumstances and events have changed, thereby requiring us to conduct an interim test of our goodwill and other finite-lived assets. In particular, if we continue to see an uncertain political and regulatory environment regarding mortgage foreclosures, the tight credit markets, and the volatility of our stock price with any resulting decline in our market capitalization, along with other uncertainties, an interim impairment test of our goodwill and other finite-lived assets may be triggered. This could result in a future material goodwill impairment charge, which could materially adversely impact our operation results for the period in which such charge is recorded.
Share-based Compensation Expense
In accordance with SFAS No. 123(R), we estimate the fair value of share-based awards that contain performance conditions using the Black-Scholes option pricing model at the grant date, with compensation expense recognized as the requisite service is rendered. As of March 31, 2009, we have not issued any market based awards and have no plans to do so in the future. We have reserved 2,700,000 shares of our common stock for issuance under our incentive compensation plan, of which 1,148,139 shares were available for issuance under the plan as of March 31, 2009. We grant both stock options and restricted stock under our incentive compensation plan. Our share-based compensation expense for all granted options under SFAS 123(R) for the three months ended March 31, 2009 and 2008 was approximately $356,000 ($340,000 of which is including in direct operating expenses and $16,000 of which is included in selling, general and administrative expenses) and $267,000 ($258,000 of which is including in direct operating expenses and $9,000 of which is included in selling, general and administrative expenses), respectively, before income taxes. As of March 31, 2009, our estimated aggregate unrecognized share-based compensation expense for all unvested stock options was $3.7 million, which we expect to recognize over a weighted-average period of approximately 2.7 years. As of March 31, 2009, our estimated aggregate unrecognized share-based compensation expense for all unvested restricted shares was $1.5 million, which we expect to recognize over a weighted-average period of approximately 2.6 years.
Income Taxes
Our effective income tax rate in the first quarter of 2009 was 33.3% compared to 40.7% in the first quarter of 2008. The decrease in our effective income tax rate in the first quarter was due primarily to the receipt of non-taxable life insurance proceeds paid upon the death of Michael Barrett, a senior officer of NDEx, in January 2009. In accordance with APB No. 28 and FIN 18, we fully recognized the tax rate impact of these proceeds in the first quarter of 2009. At March 31, 2009, excluding the impact of discrete items, we estimate an annual effective tax rate for 2009 of 39.0%.

Accounts Receivable Allowances
We extend credit to our advertisers, public notice publishers, commercial printing customers and professional service customers based upon an evaluation of each customer’s financial condition, and collateral is generally not required. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. We believe that no significant concentration of credit risk exists with respect to our Business Information Division. We had a significant concentration of credit risk with respect to our Professional Services Division as of March 31, 2009, because the amount due from the Barrett law firm was $11.1 million, or 21.6% of our consolidated net accounts receivable balance, the amount due from Trott & Trott was $8.1 million, or 15.7% of our consolidated net accounts receivable balance, and the amount due from Feiwell & Hannoy was $4.6 million, or 8.9% of our consolidated net accounts receivable balance. However, to date, we have not experienced any problems with respect to collecting payment from our law firm customers, each of whom are required to remit all amounts due to APC with respect to files serviced by APC in accordance with the time periods to which we have agreed.
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
New Accounting Pronouncements
Please see Note 1 to our unaudited condensed consolidated interim financial statements included in this report on Form 10-Q as well as Note 1 to our audited condensed consolidated financial statements included in our annual report on Form 10-K filed with the SEC on March 12, 2009, for information about new accounting pronouncements affecting us.
Non-GAAP Financial Measures
We present three non-GAAP financial measures: adjusted EBITDA, cash earnings and cash earnings per diluted share.
Adjusted EBITDA
The adjusted EBITDA measure presented consists of net income attributable to Dolan Media Company before:
•	interest expense, net;
•	income tax expense;
•	depreciation and amortization;
•	non-cash compensation expense;
•	non-recurring income and/or expense; and
•	noncontrolling interest;
and after:
•	distributions paid to holders of noncontrolling interest.

Management’s Use of Adjusted EBITDA
We are providing adjusted EBITDA, a non-GAAP financial measure, along with GAAP measures, as a measure of profitability because adjusted EBITDA helps us evaluate and compare our performance on a consistent basis for different periods of time by removing from our operating results the impact of our net cash or borrowing position (which includes non-cash expense related to the interest on our swaps), operating in different tax jurisdictions and the accounting methods used to compute depreciation and amortization, which impact has been significant and fluctuated from time to time due to the variety of acquisitions that we have completed since our inception. Similarly, our presentation of adjusted EBITDA also excludes non-cash compensation expense because this is a non-cash charge for stock options and restricted stock grants that we have granted. We exclude this non-cash expense from adjusted EBITDA because we believe any amount we are required to record as share-based compensation expense contains subjective assumptions over which our management has no control, such as share price and volatility.
We also adjust EBITDA for noncontrolling interests and cash distributions paid to the holders of noncontrolling interests because we believe this provides more timely and relevant information with respect to our financial performance. We exclude amounts with respect to noncontrolling interests because this is a non-cash adjustment that does not reflect amounts actually paid to the holders of our noncontrolling interests because (1) distributions for any month are actually paid by APC (the entity with noncontrolling interests) in the following month and (2) it does not include adjustments for APC’s debt or capital expenditures, which are both included in the calculation of amounts actually paid to the holders of noncontrolling interests. We instead include the amount of these cash distributions in adjusted EBITDA because they include these adjustments and reflect amounts actually paid by APC, thus allowing for a more accurate determination of our performance and ongoing obligations.
We also adjust EBITDA for non-recurring items of income and expense because we believe that, due to their unusual and infrequent nature, they do not provide meaningful information about our financial performance as they are not typically related to our on-going operations. For purposes of this adjustment, non-recurring items include items of income or expense that are not reasonably likely to recur within two years or for which there was not a similar item of income or expense within the prior two year period. In our calculation of adjusted EBITDA for the three months ended March 31, 2009, we excluded $1.4 million in net insurance proceeds received from the company-owned life insurance on Michael C. Barrett, a senior officer of NDEx, who passed away in January 2009. There were no items of non-recurring income or expense in the three months ended March 31, 2008.
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
Adjusted EBITDA is a non-GAAP measure that has limitations because it does not include all items of income and expense that affect our operations. This non-GAAP financial measure is not prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income, net income attributable to Dolan Media Company, net income attributable to Dolan Media Company per diluted share, cash flow from continuing operating activities or any other measure of performance or liquidity derived in accordance with GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, it should be noted that companies calculate adjusted EBITDA differently and, therefore, adjusted EBITDA as presented for us may not be comparable to the calculations of adjusted EBITDA reported by other companies.

The following is a reconciliation of our net income attributable to Dolan Media Company to adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income attributable to Dolan Media Company	$8,647	$4,007
Interest expense, net	1,736	2,451
Income tax expense	4,317	2,758
Amortization of intangibles	5,124	2,219
Depreciation expense	2,123	1,101
Amortization of DLNP intangible	376	377
Non-cash compensation expense	506	399
Non-recurring (income) expense	(1,435)	—
Noncontrolling interest	1,188	557
Cash distributions to holders of noncontrolling interest	(976)	(373)

Adjusted EBITDA	$21,606	$13,496

Cash Earnings and Cash Earnings per Diluted Share
The cash earnings measure presented here has been revised from the cash earnings measure we have presented in previous periods to account for non-cash compensation expense as well as non-recurring items of income and expense, which for the three months ended March 31, 2009 was $1.4 million in net insurance proceeds we received upon the death of Michael Barrett. There were no non-recurring items of income and expense for the three months ended March 31, 2008. The cash earnings measure now consists of net income attributable to Dolan Media Company before:
•	non-cash interest income related to the change in fair value of interest rate swaps;
•	non-cash compensation expense;
•	amortization expense;
•	non-recurring (income) expense; and
•	an adjustment to income tax expense related to the reconciling items relating to the above at the appropriate tax rate (then-in-effect).
We calculate the cash earnings per diluted share measure presented by dividing cash earnings by the weighted average number of diluted common shares outstanding during the period.
Management’s Use of Cash Earnings and Cash Earnings Per Diluted Share
We are providing cash earnings and cash earnings per diluted share, both non-GAAP financial measures, along with GAAP measures, as a measure of profitability because they are commonly used by financial analysts, investors and other interested parties in evaluating companies’ performance. In addition, we are providing cash earnings per diluted share in part because it offers investors a per-share metric, in addition to GAAP measures, in evaluating our performance. We believe that cash earnings per diluted share is an important indicator of our performance even more so now than in prior periods because of the adoption of SFAS 160, which requires us to mark our redeemable noncontrolling interest to either the fair value or the redemption amount at each reporting period. See Note 1 of our unaudited condensed consolidated financial statements earlier in this report for more information on the requirements of SFAS No. 160. We believe these non-GAAP measures, as we have defined them, help us evaluate and compare our performance on a consistent basis for different periods of time by removing from our operating results non-cash interest expense related to the change in the fair value of our interest rate swaps; our non-cash compensation expense for stock options and restricted stock grants that we have granted; amortization, which is a significant non-cash expense that has fluctuated from time to time due to acquisitions we have completed since our inception and income tax expense related to these items.

We also exclude non-recurring items of income and expense because we believe that, due to their unusual and infrequent nature, they do not provide meaningful information about our financial performance as they are not typically related to our on-going operations. For purposes of this adjustment, non-recurring items include items of income or expense that are not reasonably likely to recur within two years or for which there was not a similar item of income or expense within the prior two year period. In our calculation of cash earnings and cash earnings per diluted share for the three months ended March 31, 2009, we excluded $1.4 million in net insurance proceeds received from the company-owned life insurance on Michael C. Barrett, a senior officer of NDEx, who passed away in January 2009. There were no items of non-recurring income or expense in the three months ended March 31, 2008.
We believe that cash earnings and cash earnings per diluted share are meaningful information about our business operations that investors should consider along with our GAAP financial information. We use cash earnings and cash earnings per diluted share for planning purposes, including the preparation of internal annual operating budgets, and to measure our operating performance and the effectiveness of our operating strategies. We also use cash earnings and cash earnings per diluted share, in part, to determine performance-based short-term incentive payments for our executive officers and other key employees.
Cash earnings and cash earnings per diluted share are both non-GAAP measures that have limitations because they do not include all items of income and expense that affect our operations. Neither of these non-GAAP financial measures are prepared in accordance with, and should not be considered an alternative to, measurements required by GAAP, such as operating income, net income, net income attributable to Dolan Media Company, net income attributable to Dolan Media Company per diluted share or any other measure of performance or liquidity derived in accordance with GAAP. The presentation of this additional information is not meant to be considered in isolation or as a substitute for the most directly comparable GAAP measures. In addition, it should be noted that companies calculate cash earnings and cash earnings per diluted share differently and, therefore, cash earnings and cash earnings per diluted share as presented for us may not be comparable to the calculations of cash earnings and cash earnings per diluted share reported by other companies.
The following is a reconciliation of our net income attributable to Dolan Media Company to cash earnings and cash earnings per diluted share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2009	2008
Net income attributable to Dolan Media Company	$8,647	$4,007
Non-cash interest (income) expense related to the change in fair value of interest rate swaps	(234)	1,155
Non-cash compensation expense	506	399
Amortization of intangibles	5,124	2,219
Amortization of DLNP intangible	376	377
Non-recurring (income) expense	(1,435)	—
Adjustment to income tax expense related to reconciling items at effective tax rate	(2,477)	(1,660)

Cash earnings	$10,507	$6,497

Net income attributable to Dolan Media Company per diluted share	$0.29	$0.16
Accretion of redeemable noncontrolling interest, net of tax, in conjunction with adoption of SFAS No. 160	(0.11)	—

Net income attributable to Dolan Media Company common stockholders per diluted share (GAAP)	$0.18	$0.16

Cash earnings per diluted share	$0.35	$0.26

Weighted average diluted shares outstanding	29,871,913	25,215,956

RESULTS OF OPERATIONS
The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended March 31,
		% of		% of
	2009	Revenues	2008	Revenues
Revenues:
Professional Services	$42,032	65.7%	$18,740	45.1%
Business Information	21,904	34.3%	22,771	54.9%

Total revenues	63,936	100%	41,511	100.0%

Operating expenses:
Professional Services	31,164	48.7%	12,951	31.2%
Business Information	17,159	26.8%	18,352	44.2%
Unallocated corporate operating expenses	2,568	4.0%	2,003	4.8%

Total operating expenses	50,891	79.6%	33,306	80.2%
Equity in earnings of The Detroit Legal News Publishing, LLC, net of amortization	1,397	2.2%	1,557	3.8%

Operating income	14,442	22.6%	9,762	23.5%
Interest expense, net	(1,970)	(3.1)%	(1,296)	(3.1)%
Non-cash interest income (expense) related to interest rate swaps	234	(0.4)%	(1,155)	(2.8)%
Other income, net	1,446	2.3%	11	0.0%

Income before income taxes	14,152	22.1%	7,322	17.6%
Income tax expense	(4,317)	(6.8)%	(2,758)	(6.6)%

Net income before noncontrolling interest	9,835	15.4%	4,564	11.0%
Less: Net income attributable to the redeemable noncontrolling interest	(1,188)	(1.9)%	(557)	(1.3)%

Net income attributable to Dolan Media Company	$8,647	13.5%	$4,007	9.7%

Adjusted EBITDA (non-GAAP)*	$21,606	33.8%	$13,496	32.5%

Cash earnings (non-GAAP)*	$10,507	16.4%	$6,497	15.7%

Net income attributable to Dolan Media Company per diluted share (GAAP)	$0.29		$0.16
Accretion of redeemable noncontrolling interest, net of tax, in conjunction with adoption of SFAS No. 160	$(0.11)		—

Net income attributable to Dolan Media Company common stockholders per diluted share (GAAP)	$0.18		$0.16

Cash earnings per diluted share (non-GAAP)*	$0.35		$0.26

Weighted average diluted shares outstanding	29,872		25,216

*	Please refer to “Non-GAAP Financial Measures” above for a reconciliation of these non-GAAP measures to GAAP as well as the reasons why we consider them an important measure of our performance.

Three Months Ended March 31, 2009
Compared to Three Months Ended March 31, 2008
Revenues

	Three Months Ended March 31,
	2009	2008	Increase
	($’s in millions)
Total revenues	$63.9	$41.5	$22.4	54.0%
Our countercyclical revenues (mortgage default processing services and public notice) accounted for the 54.0% increase in our revenues, including $23.7 million of revenues from businesses we acquired on or after January 1, 2008, which we refer to as “acquired businesses.” These revenues primarily consisted of $22.6 million in revenues from the NDEx business acquired on September 2, 2008, which were driven in part by a 21.1% increase in the number of files processed by NDEx during the first quarter of 2009 compared to the first quarter of 2008 (when we did not own NDEx). Please see “Professional Services Divisions Results” below for more information on the increased number of files NDEx processed during this period. Revenues of $0.2 million from the assets of Legal and Business Publishers (including The Mecklenburg Times) acquired on February 13, 2008, and $0.8 million in revenues from the mortgage default processing services business of Wilford & Geske acquired on February 22, 2008 also contributed to our total increase in revenues for the period. Acquired businesses do not include fold-in acquisitions, which we define below.
These revenues were offset by a $1.2 million decline in organic revenue, primarily as a result of the expected decline in display and classified advertising revenues in our Business Information Division as a result of the economic conditions in the markets we serve. We define organic revenue growth/decline as the net increase or decrease in revenue produced by: (1) businesses we owned and operated prior to January 1, 2008, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangibles we purchased on or after January 1, 2008, and integrated into our existing businesses; and (3) businesses that we account for as acquisitions under the acquisition method of accounting in accordance with SFAS No. 141R “Business Combinations,” but do not report separately for internal financial purposes, which we refer to as “fold-in acquisitions.”
We derived 65.7% and 45.1% of our total revenues from our Professional Services Division and 34.3% and 54.9% of our total revenues from our Business Information Division for the three months ended March 31, 2009 and 2008, respectively. This change in mix resulted primarily from the NDEx acquisition in September 2008 as well as general economic conditions in the markets we serve. Even if we do not consummate any acquisitions in 2009, we expect that our countercyclical revenues (mortgage default processing services revenues and public notice revenues) will continue to grow at a faster rate, due in part to businesses we acquired in 2008, than the decline in our cyclical revenues (display and classified advertising) over the next few quarters. As a result, we would anticipate that we will continue to derive a larger percentage of our revenues from our Professional Services Division than our Business Information Division, especially if the economy continues to worsen.
Operating Expenses

	Three Months Ended March 31,
	2009	2008	Increase
	($’s in millions)
Total operating expenses	$50.9	$33.3	$17.6	52.8%
Direct operating expense	22.9	13.9	9.0	65.0%
Selling, general and administrative expenses	20.7	16.1	4.6	28.8%
Depreciation expense	2.1	1.1	1.0	92.8%
Amortization expense	5.1	2.2	2.9	130.9%
Operating expenses attributable to our corporate operations increased $0.6 million, or 28.2%, to $2.6 million, for the three months ended March 31, 2009, from $2.0 million for the three months ended March 31, 2008. These expenses consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs and costs associated with being a public company. The increase in operating expenses attributable to corporate operations was primarily due to increased professional fees, largely audit fees and tax compliance fees, and to a lesser extent stock-based compensation costs. Total operating expenses as a percentage of total revenues decreased slightly from 80.2% for the three months ended March 31, 2008 to 79.6% for the three months ended March 31, 2009. For 2009, we expect total operating expenses as a percentage of total revenues will be higher than it was for the first quarter as we begin to accrue for year-end bonuses for executive officers and other managers and because we expect to continue to increase head count at APC.

Direct Operating Expenses. The increase in direct operating expenses consisted of a $9.1 million increase in our Professional Services Division and a $0.1 million decrease in our Business Information Division. You should refer to the more detailed discussions in the Professional Services Division Results and Business Information Division Results below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 35.8% as of March 31, 2009 from 33.4% as of March 31, 2008. This increase is primarily attributable to NDEx, which has a higher mix of direct operating expenses to revenue than our historical businesses. For the remainder of 2009, we expect our direct operating expenses as a percentage of total revenues to be higher than it was in the first quarter because we expect our Professional Services Division to continue to account for a larger percentage of our total revenues than our Business Information Division.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $5.4 million increase in these expenses in our Professional Services Division, a $1.2 million decrease in these expenses in our Business Information Division, and a $0.5 million increase in unallocated corporate costs as discussed above. You should refer to the more detailed discussions in the Professional Services Division Results and Business Information Division Results below for more information regarding the causes of the changes in the divisional selling, general and administrative expenses. Selling, general and administrative expense as a percentage of total revenues decreased to 32.4% as of March 31, 2009 from 38.8% as of March 31, 2008. This is largely due to expense control efforts that have been put in place in our various businesses, as well as the significant increase in revenues recorded in our Professional Services Division in the first three months of 2009 related to the NDEx acquisition.
Depreciation and Amortization Expense. Our depreciation expense increased due to increased levels of property and equipment in the three months ended March 31, 2009, most notably due to the NDEx acquisition. Our amortization expense increased primarily due to the amortization of finite-lived intangible assets acquired in the 2008 acquisitions. Additionally, in the three months ended March 31, 2009, we fully amortized that portion of the non-compete intangible asset attributable to Michael Barrett as a result of his death in January 2009, resulting in an additional $0.9 million in amortization expense. Because the purchase price allocation for the NDEx intangibles is preliminary, this amount may change when the valuation is completed.
Other Income, Net

	Three Months Ended March 31 ,
	2009	2008	Increase
	($’s in millions)
Other income, net	$1.4	$—	$1.4	100.	%
Other income, net increased by $1.4 million during the three months ended March 31, 2009 as a result of the receipt of insurance proceeds on the company-owned life insurance of Michael C. Barrett, a senior officer of NDEx, who passed away in January 2009. We used $0.5 million of these insurance proceeds to make a contribution to Southern Methodist University Dedman School of Law to establish a scholarship fund in his name. We netted this contribution against the gain recorded on the proceeds of the life insurance.
Adjusted EBITDA (non-GAAP)

	Three Months Ended March 31,
	2009	2008	Increase
	($’s in millions)
Adjusted EBITDA	$21.6	$13.5	$8.1	60.0%
Adjusted EBITDA margin	33.8%	32.5%	1.3%	3.9%
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

Cash Earnings and Cash Earnings per Diluted Share (non-GAAP)

	Three Months Ended March 31,
	2009	2008	Increase

Cash earnings (in millions)	$10.5	$6.5	$4.0	61.7%
Cash earning per diluted share	$0.35	$0.26	$0.09	36.5%
Cash earnings and cash earnings per diluted share (as defined and discussed above) increased because of the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of cash earnings.
Interest Expense, Net

	Three Months Ended March 31,
	2009	2008	Increase (decrease)
	($’s in millions)
Total interest expense, net	$2.0	$1.3	$0.7	52.0%
Interest on bank credit facility	1.6	1.1	0.5	43.4%
Cash interest expense on interest rate swaps	0.3	—	0.3	Not material
Amortization of deferred financing fees	0.1	—	—	Not material
Other	—	0.1	(0.1)	Not material
Interest expense related to our bank credit facility increased in the first three months of 2009 due to increased average outstanding borrowings. For the three months ended March 31, 2009, our average outstanding borrowings were $153.7 million compared to $65.6 million for the same period in 2008. This increase in debt was primarily a result of the debt incurred to finance, in part, the acquisition of NDEx in September 2008. Cash interest incurred on our interest rate swaps increased $0.3 million resulting from declining interest rates in the first three months of 2009 as compared to the same period in 2008.
Non-Cash Interest (Income) Expense Related to Interest Rate Swaps

	Three Months Ended March 31,
	2009	2008	Decrease
	($’s in millions)
Non-cash interest (income) expense related to interest rate swaps	$(0.2)	$1.2	$(1.4)	(120.3)%
Non-cash interest expense related to interest rate swaps decreased as a result of a change in the estimated fair value of our interest rate swaps driven by a decline in interest rates. The estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet is a $2.4 million liability at both March 31, 2009 and 2008.
Income Tax Expense

	Three Months Ended March 31,
	2009	2008	Increase
	($’s in millions)
Income tax expense	$4.3	$2.8	$1.6	56.5%
The increase in income tax expense for the three months ended March 31, 2009 as compared to March 31, 2008 was due to a $6.2 million increase in income before taxes but after noncontrolling interests which was partially offset by a decrease in effective tax rate during the first quarter of 2009 compared to the same period in 2008.
Professional Services Division Results
Revenues

	Three Months Ended March 31,
	2009	2008	Increase
	($’s in millions)
Total Professional Services Division revenues	$42.0	$18.7	$23.3	124.3%
Mortgage default processing service revenues	38.3	15.0	23.3	155.0%
Appellate services revenues	3.7	3.7	—	0.1%

Professional Services Division revenues increased due to the increase in mortgage default processing service revenues. This increase was attributable primarily to the acquisition of NDEx in September 2008, which added $22.6 million in revenues for the three months ended March 31, 2009, and, to a lesser extent, APC’s mortgage default processing service businesses that we acquired from Wilford & Geske in February 2008, which added $0.8 million in revenues for the full quarter in 2009. For the three months ended March 31, 2009, we serviced approximately 91,000 mortgage default case files for our customers, compared to approximately 36,600 mortgage default case files that we serviced for our customers for the three months ended March 31, 2008. NDEx accounted for approximately 50,400 of the files we processed in the first three months of 2009. This represents an increase of approximately 8,800 files, or 21.1% growth, for the NDEx business when compared to historical file volumes, as they processed 41,600 files for the same period in 2008 (pre-acquisition).
The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for nearly 80%, of our Professional Services Division revenues in the first three months of 2009. For the same period in 2008, Trott & Trott and Feiwell & Hannoy each accounted for more than 10% of our Professional Services Division revenues.
Appellate services revenues remained flat in the first quarter of 2009, while Counsel Press assisted with 2,200 appellate filings as compared to 2,100 in the first three months of 2008. This slight increase in the number of appellate filings was offset by lower average revenue per filing.
Operating Expenses

	Three Months Ended March 31,
	2009	2008	Increase
	($’s in millions)
Total operating expenses	$31.2	$13.0	$18.2	140.6%
Direct operating expense	15.5	6.3	9.1	144.9%
Selling, general and administrative expenses	10.0	4.7	5.4	115.3%
Depreciation expense	1.4	0.5	0.9	168.5%
Amortization expense	4.3	1.5	2.8	192.7%
Operating expenses increased as a result of the operating costs of NDEx acquired in September 2008, which added $17.2 million in operating expenses. NDEx accounted for $8.7 million of the increase in direct operating expenses, while an increase in personnel costs associated with operating the mortgage default processing services business acquired from Wilford & Geske in February 2008 for the full quarter accounted for $0.3 million of the total increase. NDEx accounted for $4.9 million of the increase in selling, general, and administrative expenses, while costs of operating the mortgage default processing services business acquired from Wilford & Geske for the full quarter added $0.2 million. There were no significant changes in the direct and selling, general and administrative expenses associated with the historical APC business.
Amortization expense increased from the amortization of finite-lived intangible assets associated with the 2008 acquisitions, most notably NDEx, which added $2.7 million in amortization expense. In addition to the amortization of finite-lived intangibles, we incurred $0.9 million of additional amortization expense as a result of fully amortizing that portion of the non-compete intangible asset attributable to Michael Barrett as a result of his death in January 2009. Because the purchase price allocation for the NDEx intangibles is preliminary, this amount may change when the valuation is completed. Depreciation expense increased as a result of the addition of the NDEx assets.
Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue increased to 74.1% for the three months ended March 31, 2009 from 69.1% for the three months ended March 31, 2008. This increase is primarily attributable to NDEx, which has a higher mix of direct operating expenses to revenue than our historical Professional Services Division.

Business Information Division Results
Revenues

	Three Months Ended March 31,
	2009	2008	Increase (decrease)
	($’s in millions)
Total Business Information Division Revenues	$21.9	$22.8	$(0.9)	(3.8)%
Display and classified advertising revenues	6.8	8.1	(1.3)	(16.3)%
Public notice revenues	11.3	10.6	0.7	6.2%
Circulation revenues	3.4	3.5	(0.1)	(3.1)%
Other revenues	0.5	0.5	(0.1)	(17.0)%
Our display and classified advertising revenues (which include revenues from events) decreased primarily due to a 9.3% decrease in the number of ads placed in our publications, which we believe was driven by the sluggish economy, as well as a decrease in the average price paid per classified and display ad across our publications. An increase of $0.2 million in revenues from events partially offset this decline. As our customers continue to tighten spending in response to the general economic conditions in the markets we serve, we expect our display and classified advertising revenues will continue to decline.
Our public notice revenues increased due to a 6.1% increase in the total number of public notice ads placed in our publications, driven primarily by the increased number of foreclosure notices placed in our publications and, to a lesser extent, the acquisition of the assets of Legal and Business Publishers, Inc. in February 2008, which added $0.2 million in revenues for the full quarter in 2009.
Circulation revenues decreased slightly due to a decline in the number of paid subscribers between March 31, 2008 and March 31, 2009. As of March 31, 2009, our paid publications had approximately 65,900 subscribers, a decrease of approximately 5,700, or 7.9%, from total paid subscribers of approximately 71,600 as of March 31, 2008. The majority of this decrease in paid subscriptions over these periods resulted from: (1) non-renewals of discounted bulk subscriptions at several law firms; (2) timing issues related to Newspapers In Education paid subscription programs; and (3) a softening economy, which we believe has resulted in fewer responses to new subscription campaigns. We believe reader preference for on-line and web site access to our business journals, some of which we offer at discounted rates or no fee, has also contributed to a decline in circulation revenues. Revenues lost from this decline in paid subscriptions were partially offset by an increase in the average price per paid subscription.
The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for over 10% of our Business Information Division’s revenues for the three months ended March 31, 2009.
Operating Expenses

	Three Months Ended March 31,
	2009	2008	Increase (decrease)
	($’s in millions)
Total operating expenses	$17.2	$18.4	$(1.2)	(6.5)%
Direct operating expense	7.5	7.6	(0.1)	(1.6)%
Selling, general and administrative expenses	8.4	9.6	(1.2)	(12.5)%
Depreciation expense	0.5	0.4	0.1	15.9%
Amortization expense	0.8	0.7	0.1	8.5%
Direct operating expenses decreased primarily as a result of our decline in total revenue in this division, which resulted in lower production and distribution expenses. Selling, general and administrative expenses decreased largely due to lower commissions and bonuses paid also as a result of lower revenues, as well as a slight decrease in head count and decreases in promotional spending and travel expenses as we focused on controlling costs in connection with the expected decline in our display and classified advertising revenues. This decline in selling, general and administrative expenses also includes a decrease of $0.1 million in bad debt expense resulting from focused collection efforts and improvements in our accounts receivable agings. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 78.3% for the three months ended March 31, 2009 from 80.6% for the three months ended March 31, 2008, largely as a result of cost control efforts we implemented in the third and fourth quarter of 2008 and into the three months ended March 31, 2009.

Off Balance Sheet Arrangements
We have not entered into any off balance sheet arrangements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, sales of our equity securities, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital deficit and long-term debt, less current portion as of March 31, 2009 and December 31, 2008, as well as cash flows for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Cash and cash equivalents	$6,121	$2,456
Working capital deficit	(861)	(12,588)
Long-term debt, less current portion	140,400	143,450

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$8,502	$3,752
Net cash used in investing activities:	(835)	(18,864)
Acquisitions and investments	(25)	(17,422)
Capital expenditures	(810)	(1,442)
Net cash (used) provided by financing activities	(4,002)	14,803
Cash Flows Provided by Operating Activities
The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
Net cash provided by operating activities for the three months ended March 31, 2009 increased $4.8 million, or 126.6%, to $8.5 million from $3.8 million for the three months ended March 31, 2008. This increase was primarily the result of improved net income, largely as a result of the acquired business of NDEx in September 2008.
Working capital increased by $11.7 million, from a deficit of $(12.6) million at December 31, 2008 to a deficit of $(0.9) million at March 31, 2009, resulting primarily from a significant increase in accounts receivable due to increased sales in the current quarter. Additionally, at December 31, 2008, we had overpaid our state and federal income taxes, resulting in a net receivable position, but at March 31, 2009, we owed federal income taxes, resulting in a payable position for federal taxes. This change offset some of the increase in accounts receivable.
Our allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of March 31, 2009 and December 31, 2008 is set forth in the table below:

	March 31,	December 31,
	2009	2008
Allowance for doubtful accounts as a percentage of gross accounts receivable	2.4%	3.5%
Day sales outstanding	76.6	62.6
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

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. In calculating our DSO for the year ended December 31, 2008, we annualized the revenues from NDEx, which we have only owned since September 2, 2008. Our DSO increased significantly from December 31, 2008 to March 31, 2009, primarily because (1) at December 31, 2008, Trott & Trott paid a significant portion of its accounts receivable balance early, which it did not do in the first quarter of 2009; and (2) consistent with services agreements with our customers, the number of unbilled files and billed pass through costs in connection with NDEx’s California processing operations grew, increasing accounts receivable from that operation.
We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $1.4 million in each of the three months ended March 31, 2009 and 2008. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.
Cash Flows Used by Investing Activities
Net cash used by investing activities decreased $18.0 million, or 95.6%, to $(0.8) million in the three months ending March 31, 2009 from $(18.9) million in the three months ended March 31, 2008. Uses of cash in the first three months of 2009 pertained primarily to capital expenditures and purchases of software, while uses of cash in the first three months of 2008 pertained to these items plus acquisitions. Cash paid for acquisitions totaled $17.4 million for the three months ended March 31, 2008, while there was no acquisition spending in the first three months of 2009. Capital expenditures and purchases of software were approximately $0.8 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. About 24% of our capital spending in the first quarter of 2009 pertained to office moves and related expenditures and a building restoration project at one of our facilities, and another 22% pertained to spending on specific technology enhancements. We expect the costs for capital expenditures to range between 3.0% and 4.0% of our total revenues, on an aggregated basis, for the year ending December 31, 2009, some of which we expect to use to upgrade our press operations, for improvements to our proprietary case management systems and in connection with our business continuity and disaster readiness initiatives.
Finite-lived intangible assets decreased $3.9 million, or 1.5%, to $251.0 million at March 31, 2009 from $254.9 million as of December 31, 2008. This decrease was due to recording of amortization expense, offset somewhat by an increase of $1.1 million to the service agreement intangible recorded in connection with the mortgage default processing services business of Wilford & Geske partially achieving certain EBITDA targets set forth in the purchase agreement. Our purchase price allocation for NDEx is still preliminary and, when finalized, may change the amount of the finite-life intangible assets acquired from NDEx. In the event that the NDEx operations achieve the earnout targets as more fully described in “Recent Acquisitions” above, we could be obligated to pay up to $13.0 million in the fourth quarter of 2009. In addition, in the three months ended March 31, 2009, the Company recorded an additional $0.9 million of amortization expense to write off the non-compete agreement with Michael Barrett who died in January 2009.
Goodwill remained constant at $119.0 million as of March 31, 2009 and December 31, 2008.
Cash Flows (Used) Provided by Financing Activities
Net cash provided by financing activities primarily includes borrowings under our revolving credit agreement and the issuance of long-term debt. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt and the payment of fees associated with the issuance of long-term debt.
Net cash (used) provided by financing activities decreased $18.8 million to a $(4.0) million use of cash in the three months ending March 31, 2009 from $14.8 million of cash provided in the three months ended March 31, 2008. In the first quarter of 2009, financing activity was limited to payments on our senior long-term debt and our unsecured note payable, as there were no new borrowings. Long-term debt, less current portion, decreased $3.0 million, or 2.1%, to $140.4 million as of March 31, 2009 from $143.5 million as of December 31, 2008.

Credit Agreement. On August 8, 2007, we, including our consolidated subsidiaries, entered into a second amended and restated credit agreement, effective August 8, 2007, with a syndicate of bank lenders and U.S. Bank National Association, as LC bank and lead arranger and as agent for the lenders, for a senior secured credit facility comprised of a term loan facility due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility with a final maturity date of August 8, 2012.
At March 31, 2009, we had $151.5 million outstanding under our term loan, and no amount outstanding under our revolving line of credit and available capacity of approximately $40.0 million, after taking into account the senior leverage ratio requirements under the credit agreement. We will use the remaining availability under our credit agreement, if at all, for working capital and other general corporate purposes, including the financing of acquisitions.
At March 31, 2009, the weighted average interest rate on our senior term note was 3.75%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals.
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
We plan to continue to develop and evaluate potential acquisitions to expand our product and service offerings and customer base and enter new geographic markets. We intend to fund these acquisitions over the next twelve months with funds generated from operations and borrowings under our credit facility. We may also need to raise money to fund these acquisitions, as we did for the acquisition of NDEx, through the sale of our equity securities or additional debt financing.
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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of March 31, 2009, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, the fair value is classified within other deferred revenue and other liabilities on our balance sheet and as a component of interest expense in our statement of operations for the year then ended. For the three months ended March 31, 2009, we recognized interest income of $0.2 million related to the increase in fair value of the interest rate swap agreements, as compared to interest expense of $1.2 million for the three months ended March 31, 2008, related to the decrease in fair value of the interest rate swap agreements. At March 31, 2009 and 2008, the estimated fair value of our fixed interest rate swaps was a liability of $2.4.
If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.
Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $213,000 (pre-tax) and $48,000 (pre-tax) for the three months ended March 31, 2009 and 2008, respectively.
Item 4. Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, and we do not believe that any such existing litigation is material to our financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009.
Item 2. Unregistered Sales of Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
No	Title	Method of Filing
4.1	Rights Agreement, dated as of January 29, 2009, by and between Dolan Media Company and Mellon Investors Services LLC, as Rights Agent	Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed with the SEC on February 3, 2009

10.1	Letter Agreement of James P. Dolan dated February 3, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on February 3, 2009

10.2	Letter Agreement of Scott J. Pollei dated February 3, 2009	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on February 3, 2009

10.3	Letter Agreement of Mark W.C. Stodder dated February 3, 2009	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on February 3, 2009

10.4	First Amendment to the Services Agreement between American Processing Company, LLC and Wilford & Geske dated April 24, 2009	Filed herewith

31.1	Section 302 Certification of James P. Dolan	Filed herewith

31.2	Section 302 Certification of Scott J. Pollei	Filed herewith

32.1	Section 906 Certification of James P. Dolan	Furnished herewith

32.2	Section 906 Certification of Scott J. Pollei	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2009	DOLAN MEDIA COMPANY
	By:	/s/ James P. Dolan
James P. Dolan
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 6, 2009

	By:	/s/ Scott J. Pollei
Scott J. Pollei
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 6, 2009

	By:	/s/ Vicki J. Duncomb
Vicki J. Duncomb
Vice President, Finance (Principal Accounting Officer)

Exhibit Index

Exhibit
No	Title	Method of Filing
10.4	First Amendment to the Services Agreement between American Processing Company, LLC and Wilford & Geske dated April 24, 2009	Filed herewith

31.1	Section 302 Certification of James P. Dolan	Filed herewith

31.2	Section 302 Certification of Scott J. Pollei	Filed herewith

32.1	Section 906 Certification of James P. Dolan	Furnished herewith

32.2	Section 906 Certification of Scott J. Pollei	Furnished herewith