Form 10-Q
period 2009-06-30
Dolan Media CO
filed 2009-08-07
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 5, 2009, there were 30,080,425 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Dolan Media Company
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,048	$2,456
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $964 and $1,398 as of June 30, 2009 and December 31, 2008, respectively)	51,827	38,776
Unbilled pass-through costs	12,684	7,164
Prepaid expenses and other current assets	2,299	4,881
Deferred income taxes	397	397

Total current assets	83,255	53,674
Investments	16,356	17,126
Property and equipment, net	18,861	21,438
Finite-life intangible assets, net	246,948	254,917
Goodwill	117,961	118,983
Other assets	4,510	5,166

Total assets	$487,891	$471,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$11,900	$12,048
Accounts payable	7,055	9,116
Accrued pass-through liabilities	25,073	21,598
Accrued compensation	6,848	7,673
Accrued liabilities	5,898	2,738
Due to sellers of acquired businesses	—	75
Deferred revenue	14,540	13,014

Total current liabilities	71,314	66,262
Long-term debt, less current portion	137,225	143,450
Deferred income taxes	13,505	18,266
Deferred revenue and other liabilities	4,696	5,136

Total liabilities	226,740	233,114

Redeemable noncontrolling interest	28,009	15,760

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,081,017 and 29,955,018 shares as of June 30, 2009 and December 31, 2008, respectively	30	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Additional paid-in capital	285,169	291,310
Accumulated deficit	(52,057)	(68,910)

Total stockholders’ equity	233,142	222,430

Total liabilities and stockholders’ equity	$487,891	$471,304

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Professional Services	$44,294	$18,129	$86,326	$36,869
Business Information	22,746	23,424	44,650	46,196

Total revenues	67,040	41,553	130,976	83,065

Operating expenses
Direct operating: Professional Services	15,682	6,436	31,140	12,747
Direct operating: Business Information	7,425	8,152	14,875	15,724
Selling, general and administrative	22,427	16,732	43,163	32,836
Amortization	4,171	2,318	9,295	4,536
Depreciation	2,351	1,190	4,474	2,291

Total operating expenses	52,056	34,828	102,947	68,134
Equity in earnings of The Detroit Legal News Publishing, LLC	1,333	1,469	2,730	3,026

Operating income	16,317	8,194	30,759	17,957

Non-operating income (expense)
Interest expense, net of interest income	(1,728)	(1,464)	(3,698)	(2,760)
Non-cash interest income related to interest rate swaps	296	1,177	530	22
Other income	—	10	1,446	21

Total non-operating expense	(1,432)	(277)	(1,722)	(2,717)

Income before income taxes	14,885	7,917	29,037	15,240
Income tax expense	(5,361)	(3,027)	(9,678)	(5,786)

Net income	9,524	4,890	19,359	9,454
Less: Net income attributable to the redeemable noncontrolling interest	(1,318)	(493)	(2,506)	(1,050)

Net income attributable to Dolan Media Company	$8,206	$4,397	$16,853	$8,404

Earnings per share — basic:
Net income attributable to Dolan Media Company	$0.27	$0.18	$0.56	$0.34
Accretion of redeemable noncontrolling interest, net of tax, in conjunction with adoption of SFAS No. 160	(0.13)	—	(0.24)	—

Net income attributable to Dolan Media Company common stockholders	$0.14	$0.18	$0.32	$0.34

Weighted average shares outstanding — basic	29,815,405	24,936,360	29,810,590	24,936,183

Earnings per share — diluted:
Net income attributable to Dolan Media Company	$0.27	$0.17	$0.56	$0.33
Accretion of redeemable noncontrolling interest, net of tax, in conjunction with adoption of SFAS No. 160	(0.13)	—	(0.24)	—

Net income attributable to Dolan Media Company common stockholders	$0.14	$0.17	$0.32	$0.33

Weighted average shares outstanding — diluted	29,917,495	25,307,422	29,896,194	25,246,279

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance (deficit) at December 31, 2007	25,088,718	$25	$212,364	$(83,213)	$129,176
Net income	—	—	—	14,303	14,303
Private placement of common stock, net of offering costs	4,000,000	4	60,483	—	60,487
Issuance of common stock in a business acquisition	825,528	1	16,460	—	16,461
Issuance of common stock pursuant to the exercise of stock options under the 2007 incentive compensation plan	8,089	—	21	—	21
Stock-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	32,683	—	1,918	—	1,918
Tax benefit on stock options exercised	—	—	64	—	64

Balance (deficit) at December 31, 2008	29,955,018	$30	$291,310	$(68,910)	$222,430
Net income attributable to Dolan Media Company	—	—	—	16,853	16,853
Accretion of redeemable noncontrolling interest, net of tax	—	—	(7,293)	—	(7,293)

Net income attributable to Dolan Media Company common stockholders	—	—	—	—	9,560
Issuance of common stock pursuant to the exercise of stock options under the 2007 incentive compensation plan	5,033	—	7	—	7
Stock-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	120,966	—	1,145	—	1,145

Balance (deficit) at June 30, 2009	30,081,017	$30	$285,169	$(52,057)	$233,142

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net income	$19,359	$9,454
Distributions received from The Detroit Legal News Publishing, LLC	3,500	3,500
Distributions paid to holders of noncontrolling interest	(2,311)	(909)
Non-cash operating activities:
Amortization	9,295	4,536
Depreciation	4,474	2,291
Equity in earnings of The Detroit Legal News Publishing, LLC	(2,730)	(3,026)
Stock-based compensation expense	1,145	792
Change in value of interest rate swap and accretion of interest on note payable	(525)	81
Amortization of debt issuance costs	123	94
Change in accounting estimate related to self-insured medical reserve	—	(470)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and unbilled pass-through costs	(18,571)	(4,461)
Prepaid expenses and other current assets	2,581	386
Other assets	18	17
Accounts payable and accrued liabilities	5,199	(2,910)
Deferred revenue	1,444	199

Net cash provided by operating activities	23,001	9,574

Cash flows from investing activities
Acquisitions and investments	(1,426)	(19,176)
Pending acquisitions	—	(691)
Capital expenditures	(1,613)	(2,303)

Net cash used in investing activities	(3,039)	(22,170)

Cash flows from financing activities
Net payments on senior revolving note	—	(9,000)
Proceeds from borrowings or conversions on senior term notes	—	25,000
Payments on senior long-term debt	(4,625)	(1,564)
Capital contribution from holder of noncontrolling interest	—	1,179
Payment on unsecured note payable	(1,750)	(1,750)
Proceeds from stock option exercises	7	—
Other	(2)	—

Net cash (used) provided by financing activities	(6,370)	13,865

Net increase in cash and cash equivalents	13,592	1,269
Cash and cash equivalents at beginning of the period	2,456	1,346

Cash and cash equivalents at end of the period	$16,048	$2,615

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Notes to Unaudited Condensed Consolidated Interim Financial Statements
Note 1. Nature of Business and Significant Accounting Policies
Basis of Presentation: The condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of Dolan Media Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008 included in the Company’s annual report on Form 10-K filed on March 12, 2009, with the Securities and Exchange Commission.
In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full calendar year.
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiaries and it majority ownership interest in American Processing Company, LLC (APC). The Company accounts for the percentage interest in APC that it does not own as noncontrolling interest. During the quarter, the Company began operating APC under the trade name National Default Exchange, or NDeX. Therefore, when the Company refers to NDeX in these notes, it means all of its mortgage default processing operations in Michigan, Indiana, Minnesota and at Barrett-NDEx (defined below), which serves the Texas, California and Georgia markets, all of which the Company formerly referred to as APC. When the Company refers to Barrett- NDEx in these notes, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets which NDeX acquired on September 2, 2008, as described in Note 3 “National Default Exchange L.P. and related entities.”
All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Derivative Instruments: Under the Company’s bank credit facility, it is required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce its exposure to risk from changes in interest rates. The Company uses interest rate swaps because it is exposed to market risks related to interest rates, with its exposure to changes in interest rates being limited to borrowings under its credit facility. The Company has not designated these interest rate swap agreements for hedge accounting treatment. As of June 30, 2009, the Company had swap arrangements that convert $40.0 million of its variable rate term loan into a fixed rate obligation. The Company does not enter into derivatives or other financial instrument transactions for speculative purposes. The interest rate swaps are valued using market interest rates, and are included in “deferred revenue and other liabilities” in its unaudited condensed consolidated balance sheet. As such, these derivative instruments are classified within level 2 under SFAS No. 157.
Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these instruments. To estimate the fair value of debt issues that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At June 30, 2009, the estimated fair value of debt was $137.1 million compared to a carrying value of $149.1 million. At June 30, 2008, the carrying value of variable-rate debt approximated fair value as the interest rate was not significantly different than the current market rate.

New Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” (“SFAS No. 141R”) which changes how the Company accounts for business acquisitions. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, SFAS No. 141R was effective beginning January 1, 2009. Accordingly, for acquisitions occurring after January 1, 2009, the Company is required to expense, in the period incurred, acquisition-related costs, rather than including such costs in the purchase price as it has historically done. The Company did not consummate any acquisitions or incur any significant transaction-related costs during the six months ended June 30, 2009.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. For the Company, the FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The initial adoption of FSP FAS 141(R)-1 did not have an impact on the Company’s results of operations or cash flows for the six months ended June 30, 2009, but future acquisitions may be impacted by the provisions of this standard.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (“SFAS No. 160”) which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests), in most cases, be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires the Company to change certain presentation and disclosures in its financial statements. For the Company, SFAS No. 160 was effective beginning January 1, 2009. The Company’s noncontrolling interest consists of the 15.3% aggregate membership interests in its subsidiary, NDeX, held by APC Investments, LLC, Feiwell & Hannoy Professional Corporation and the sellers of Barrett-NDEx (defined in Note 3 below) or their affiliates (as a group). Under the NDeX operating agreement, each of the holders of the noncontrolling interests has the right, for a certain period of time, to require NDeX to repurchase all or any portion of the NDeX membership interests held by such holder. To the extent any holder timely exercises this right, the purchase price of such membership interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. Because the NCIs have a redeemable feature outside of the control of the Company, the Company will continue to show these NCIs on the mezzanine section of the balance sheet between “Liabilities” and “Stockholders’ Equity,” rather than a separate component of equity. Also because of the redeemable nature of these NCIs, the Company is required to employ the provisions of EITF Topic D-98, which SFAS No. 160 amended, and adjust the NCIs to either the fair value or the redemption amount at each reporting period. The Company has chosen to record its NCIs at the redemption amount, with the adjustment recorded through “additional paid-in capital” rather than directly as a charge against earnings, and has therefore employed the two-class method as set forth in EITF 03-6 to calculate earnings per share based on net income attributable to its common stockholders. At June 30, 2009, the Company has recorded an adjustment of $7.3 million (net of tax) to record the redeemable noncontrolling interests to their redemption value. If SFAS No. 160 was effective at December 31, 2008, the carrying amount of the noncontrolling interests of $15.8 million would have been adjusted to reflect the redemption value of $16.8 million, resulting in a $0.6 million adjustment to additional paid-in capital (net of tax). The provisions of the standard have been applied to all NCIs prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively to all periods presented.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The Statement requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of the risks that such companies are intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133 and was effective beginning January 1, 2009 for the Company. Accordingly, the Company has included the required disclosures in “Use of Derivative Instruments” above.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 increases the frequency of certain fair value disclosures from annual to quarterly. Such disclosures include the fair value of all financial instruments within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” as well as the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009. Accordingly, the Company has included such disclosures in “Fair Value of Financial Instruments” above.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) , establishing principles and requirements for subsequent events. In particular, SFAS No. 165 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim periods ending after June 15, 2009. Accordingly, the Company has applied the provisions of this statement in the current reporting period. See Note 14 for information pertaining to subsequent events.
Note 2. Basic and Diluted Income Per Share
Basic per share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. As described in the Company’s discussion of SFAS No. 160 in Note 1 above, the Company has employed the two-class method to calculate earnings per share based on net income attributable to its common stockholders. At June 30, 2009 and December 31, 2008, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 12 for information on stock options) unless their effect is anti-dilutive.
The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income attributable to Dolan Media Company	$8,206	$4,397	$16,853	$8,404
Accretion of redeemable noncontrolling interest, net of tax	(3,943)	—	(7,293)	—

Net income attributable to Dolan Media Company common stockholders	$4,263	$4,397	$9,560	$8,404

Basic:
Weighted average common shares outstanding	30,036	25,116	29,995	25,101
Weighted average common shares of unvested restricted stock	(221)	(180)	(184)	(165)

Shares used in the computation of basic net income per share	29,815	24,936	29,811	24,936

Net income attributable to Dolan Media Company common stockholders per share — basic	$0.14	$0.18	$0.32	$0.34

Diluted:
Shares used in the computation of basic net income per share	29,815	24,936	29,811	24,936
Stock options and restricted stock	102	371	85	310

Shares used in the computation of dilutive net income per share	29,917	25,307	29,896	25,246

Net income attributable to Dolan Media Company common stockholders per share — diluted	$0.14	$0.17	$0.32	$0.33

For the three months ended June 30, 2009 and 2008, options to purchase approximately 1.8 million and 0.2 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive. For the six months ended June 30, 2009 and 2008, options to purchase approximately 1.9 million and 0.1 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.

Note 3. Acquisitions
The Company accounts for acquisitions consummated after January 1, 2009, under the acquisition method of accounting, in accordance with SFAS No. 141R. For acquisitions prior to that date, the Company accounted for such acquisitions in accordance with SFAS No. 141, “Business Combinations.” Management is responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets acquired and liabilities assumed represent management’s estimate of fair values. Management determines valuations through a combination of methods, which include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The Company did not consummate any acquisitions during the six months ended June 30, 2009. For acquisitions consummated in 2008, the Company has included the results of these acquisitions in the accompanying interim condensed consolidated statement of operations from the respective acquisition dates forward.
Wilford & Geske: On February 22, 2008, NDeX, a majority owned subsidiary of the Company, acquired the mortgage default processing services business of Wilford & Geske, a Minnesota law firm. Under the purchase agreement, NDeX was obligated to pay up to an additional $2.0 million in purchase price depending upon the adjusted EBITDA for this business during the twelve months ended March 31, 2009. In connection with the partial achievement of such performance target, NDeX paid an additional $1.3 million in purchase price to the sellers in the second quarter of 2009. The Company has allocated this amount to the long-term service agreement entered into with the law firm Wilford & Geske, which is being amortized over the remaining 14 years of the initial contract term.
National Default Exchange, L.P. and related entities: On September 2, 2008, NDeX acquired all of the outstanding equity interests in National Default Exchange Management, Inc., National Default Exchange Holdings, LP, THP/ NDEx AIV, Corp., and THP/ NDEx AIV, LP (all of such entities referred to collectively as “Barrett-NDEx”). The Company has engaged an independent third-party valuation firm to assist it in determining the estimated fair value of the identified intangibles. This valuation is not yet complete and, therefore, the allocation is preliminary. The Company made no changes to its purchase accounting of this acquisition during the second quarter. The Company may be obligated to pay the sellers of Barrett-NDEx up to an additional $13.0 million in cash based upon the adjusted EBITDA for Barrett-NDEx during the four calendar quarters following the closing of the acquisition. If the adjusted EBITDA for Barrett-NDEx equals or exceeds $28.0 million during such four calendar quarter period, the Company will pay the sellers the maximum $13.0 million earnout payment. However, the maximum earnout payment of $13.0 million will be reduced by $7.50 for each $1.00 that Barrett-NDEx’s adjusted EBITDA for such twelve month period is less than the $28.0 million target. Based upon the adjusted EBITDA for Barrett-NDEx for the first three calendar quarters following the close of acquisition, Barrett-NDEx appears to be on course to earn the maximum earnout payment of $13.0 million. The Company has not recorded a liability for this earnout as of June 30, 2009, and will record the liability during the third quarter when the adjusted EBITDA of Barrett-NDEx for the four calendar quarters ending September 30, 2009 is known and finalized, provided the earnout target has been met.
As a result of this acquisition, the Company recorded, as additional purchase price, a liability of $1.5 million for the estimated severance costs related to involuntary employee terminations resulting from the anticipated elimination of certain duplicative positions, which was expected to be paid out in cash within the twelve months following the acquisition. This liability was included as goodwill in the preliminary allocation of the purchase price in accordance with SFAS No. 141 and EITF Issue No. 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” In the second quarter of 2009, the Company eliminated 16 positions in connection with this plan for aggregate payments of approximately $453,000. Also in the second quarter, the Company completed its plan of restructuring and has determined that it will not be eliminating any additional positions under this restructuring plan. Accordingly, the Company reduced the liability to zero as a purchase price adjustment to goodwill.

Pro Forma Information (unaudited): Actual results of operations of the companies acquired in 2008 are included in the unaudited condensed consolidated interim financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the following acquisitions: (1) the mortgage default processing services business of Wilford & Geske acquired in February 2008, (2) the assets of Legal & Business Publishers, Inc. acquired in February 2008, (3) the assets of Midwest Law Printing Company, Inc. acquired in June 2008, and (4) the business of Barrett-NDEx acquired in September 2008, using the purchase method as if the acquisitions occurred on January 1, 2008. The Company did not include the acquisition of the assets of Minnesota Political Press, Inc. and Quadriga Communications, LLC because its impact on the Company’s financial statements would be immaterial. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year. There is no corresponding pro forma data shown for the three and six months ended June 30, 2009, as the Company has included each of the above acquisitions in its actual operating results for the full periods (in thousands, except per share data):

	Pro Forma
	Three Months	Six Months
	Ended	Ended June 30,
	June 30, 2008	2008
Total revenues	$59,774	$120,466
Net income attributable to Dolan Media Company common stockholders	4,716	9,139
Net income per share:
Basic	$0.18	$0.35

Diluted	$0.18	$0.36

Actual/Pro forma weighted average shares outstanding:
Basic	25,762	25,762

Diluted	25,513	25,658

Note 4. Investments
Investments consisted of the following at June 30, 2009 and December 31, 2008 (in thousands):

	Accounting	Percent	June 30,	December 31,
	Method	Ownership	2009	2008

The Detroit Legal News Publishing, LLC	Equity	35	$15,456	$16,226
GovDelivery, Inc.	Cost	15	900	900

Total			$16,356	$17,126

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
The following table summarizes certain key information relative to the Company’s investment in DLNP as of June 30, 2009 and December 31 2008, and for the three and six months ended June 30, 2009 and 2008 (in thousands):

	As of June 30,	As of December 31,
	2009	2008
Carrying value of investment	$15,456	$16,226
Underlying finite-lived customer list, net of amortization	9,675	10,429

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Equity in earnings of DLNP, net of amortization of customer list	$1,333	$1,469	$2,730	$3,026
Distributions received	2,100	2,100	3,500	3,500
Amortization expense	377	377	753	754

DLNP publishes ten legal newspapers, along with one quarterly magazine, all located in southern Michigan. Summarized financial information for DLNP for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$11,534	$12,031	$23,483	$24,436
Cost of revenues	4,669	4,797	9,438	9,539

Gross profit	6,865	7,234	14,045	14,897
Selling, general and administrative expenses*	1,600	1,934	3,326	3,232

Operating income*	5,265	5,300	10,719	10,846

Net income	$4,886	$5,273	$9,953	$10,800

Company’s 35% share of net income	$1,710	$1,846	$3,483	$3,780
Less amortization of intangible assets	377	377	753	754

Equity in earnings of DLNP, LLC	$1,333	$1,469	$2,730	$3,026

*	For comparison purposes only, the Company has changed the selling, general and administrative expenses and operating income presented here for the three and six months ended June 30, 2008 from those previously reported to reflect current year treatment of Michigan business taxes as a non-operating expense as a result of changes in Michigan tax law.
Note 5. Goodwill and Finite-life Intangible Assets
Goodwill: The carrying amount of goodwill by segment is as follows (in thousands):

	June 30, 2009	December 31, 2008
Professional Services	$58,729	$59,751
Business Information	59,232	59,232

Total	$117,961	$118,983

The change in goodwill in the Professional Services Division resulted from the reduction of a liability in the amount of $1.0 million to zero in connection with the plan of restructure related to the acquisition of Barrett-NDEx. See Note 2 for more information about this liability.
Finite-Life Intangible Assets: Total amortization expense for finite-life intangible assets for the three months ended June 30, 2009 and 2008 was approximately $4.2 million and $2.3 million, respectively, and for the six months ended June 30, 2009 and 2008 was approximately $9.3 million and $4.5 million, respectively. In the six months ended June 30, 2009, the Company recorded an additional $0.9 million of amortization expense to write off the non-compete agreement with Michael Barrett who died in January 2009. Please see Note 3 above for information pertaining to an additional amount of $1.3 million recorded to the service agreement intangible asset in the six months ended June 30, 2009 as a result of the additional purchase price NDeX paid to the sellers of the mortgage default processing services business of Wilford & Geske.

Note 6. Long-Term Debt, Capital Lease Obligation
A summary of long-term debt is as follows (in thousands):

	June 30,	December 31,
	2009	2008
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$149,125	$153,750
Senior variable-rate revolving note due August 8, 2012	—	—

Total senior secured debt	149,125	153,750
Unsecured note payable	—	1,746
Capital lease obligations	—	2

	149,125	155,498
Less current portion	11,900	12,048

Long-term debt, less current portion	$137,225	$143,450

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
At June 30, 2009, the Company had net unused available capacity of $40.0 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility, and outstanding debt of $149.1 million (all of which was under the term loan facility). At June 30, 2009, the weighted-average interest rate on the senior term note was 3.2%. The Company is subject to certain restrictions and covenant ratio requirements relating to its respective financing arrangements, all of which were satisfied as of June 30, 2009.
Unsecured Note Payable: During the six months ended June 30, 2009, NDeX made the final $1.75 million payment to Feiwell & Hannoy on a $3.5 million non-interest bearing promissory note NDeX issued in connection with the acquisition of the mortgage default processing services business of Feiwell & Hannoy in January 2007.
Note 7. Common and Preferred Stock
At June 30, 2009, the Company had 70,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized and 30,081,017 shares of common stock and no shares of preferred stock outstanding. On January 29, 2009, the Company’s board of directors designated 5,000 shares of Series A Junior Participating Preferred Stock, which are issuable upon the exercise of rights as described in the Stockholder Rights Plan adopted by the Company on the same date. The rights to purchase 1/10,000 of a share of the Series A Junior Participating Preferred Stock were issued to the Company’s stockholders of record on February 9, 2009. All other authorized shares of preferred stock are undesignated.
Note 8. Income Taxes
The provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. For the six months ended June 30, 2009 and 2008, the effective tax rate was 36.5% and 40.7%, respectively. The decrease in the Company’s effective income tax rate resulted primarily from the receipt of non-taxable life insurance proceeds paid upon the death of Michael Barrett, a senior officer of Barrett-NDEx, in January 2009. The tax impact of these non-taxable proceeds was treated as a discrete item and fully recognized in the first six months of 2009. At June 30, 2009, excluding the impact of this discrete item, the Company’s estimated annual effective tax rate for 2009 is 39.3%.
Note 9. Other Income
In the six months ended June 30, 2009, the Company recorded a net gain of $1.4 million on a company-owned life insurance policy on the life of Michael Barrett, a senior officer of Barrett-NDEx, who passed away in January 2009. This net gain includes a reduction for a $0.5 million contribution the Company made to Southern Methodist University Dedman School of Law from the life insurance proceeds, to establish a scholarship fund in Mr. Barrett’s name.

Note 10. Major Customers and Related Parties
In the six months ended June 30, 2009, NDeX and Trott & Trott, whose managing partner is NDeX chairman and chief executive officer David A. Trott, agreed to increase the fixed fee per file NDeX receives for each mortgage foreclosure, bankruptcy, eviction, litigation and other mortgage default file Trott & Trott refers to NDeX for processing under NDeX’s service agreement with Trott & Trott.
Note 11. Reportable Segments
The Company’s two reportable segments consist of its Professional Services Division and its Business Information Division. The Company determined its reportable segments based on the types of products sold and services performed. The Professional Services Division comprises two operating units providing support to the legal market, NDeX, which provides mortgage default processing services, and Counsel Press, LLC, which provides appellate services. Both of these operating units generate revenues through fee-based arrangements. The Business Information Division provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information Division generates revenues from display and classified advertising, public notices, circulation (primarily consisting of subscriptions) and sales from commercial printing and database information. In addition, the Company reports and allocates certain administrative activities as part of corporate-level expenses.
The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Professional	Business
	Services	Information	Corporate	Total
	(In thousands)
Three Months Ended June 30, 2009
Revenues	$44,294	$22,746	$—	$67,040
Direct operating expenses	15,682	7,425	—	23,107
Selling, general and administrative expenses	10,799	8,507	3,121	22,427
Amortization and depreciation	4,981	1,346	195	6,522
Equity in Earnings of DLNP, LLC	—	1,333	—	1,333

Operating income (loss)	$12,832	$6,801	$(3,316)	$16,317

Three Months Ended June 30, 2008
Revenues	$18,129	$23,424	$—	$41,553
Direct operating expenses	6,436	8,152	—	14,588
Selling, general and administrative expenses	4,585	10,203	1,944	16,732
Amortization and depreciation	2,083	1,230	195	3,508
Equity in Earnings of DLNP, LLC	—	1,469	—	1,469

Operating income (loss)	$5,025	$5,308	$(2,139)	$8,194

	Professional	Business
	Services	Information	Corporate	Total
	(In thousands)
Six Months Ended June 30, 2009
Revenues	$86,326	$44,650	$—	$130,976
Direct operating expenses	31,140	14,875	—	46,015
Selling, general and administrative expenses	20,824	16,929	5,410	43,163
Amortization and depreciation	10,662	2,633	474	13,769
Equity in Earnings of DLNP, LLC	—	2,730	—	2,730

Operating income (loss)	$23,700	$12,943	$(5,884)	$30,759

Six Months Ended June 30, 2008
Revenues	$36,869	$46,196	$—	$83,065
Direct operating expenses	12,747	15,724	—	28,471
Selling, general and administrative expenses	9,242	19,825	3,769	32,836
Amortization and depreciation	4,065	2,388	374	6,827
Equity in Earnings of DLNP, LLC	—	3,026	—	3,026

Operating income (loss)	$10,815	$11,285	$(4,143)	$17,957

Note 12. Share-Based Compensation
Total share-based compensation expense for the three months ended June 30, 2009 and 2008, was approximately $0.6 million and $0.4 million, respectively, before income taxes. Total share-based compensation expense for the six months ended June 30, 2009 and 2008, was approximately $1.1 million and $0.8 million, respectively, before income taxes.
The Company has reserved 2,700,000 shares of its common stock for issuance under its incentive compensation plan, of which there were 617,550 shares available for issuance under the plan as of June 30, 2009.
Stock Options: Share-based compensation expense related to grants of options for the three months ended June 30, 2009 and 2008, was approximately $0.4 million and $0.3 million, respectively, before income taxes and for the six months ended June 30, 2009 and 2008, was approximately $0.8 million and $0.6 million, respectively, before income taxes.
The following weighted average assumptions were used to estimate the fair value of stock options granted in 2009:

Dividend yield	0.0%
Expected volatility	48.0%
Risk free interest rate	2.0%
Expected term of options	4.75 years
Weighted average grant date fair value	$5.35
The following table represents stock option activity for the six months ended June 30, 2009:

		Weighted	Weighted	Weighted Average
	Number of	Average Grant	Average	Remaining
	Shares	Date Fair Value	Exercise Price	Contractual Life
Outstanding options at December 31, 2008	1,352,992	$4.54	$14.21	6.06 Yrs.
Granted	414,882	5.35	12.51	—
Exercised	(5,375)	1.35	2.22	—
Canceled or forfeited	(18,725)	4.96	14.35	—

Outstanding options at June 30, 2009	1,743,774	$4.74	$13.84	5.88 Yrs.

Options exercisable at June 30, 2009	380,216	$4.10	$12.54	5.75 Yrs.

At June 30, 2009, the aggregate intrinsic value of options outstanding was approximately $1.2 million, and the aggregate intrinsic value of options exercisable was approximately $0.8 million. At June 30, 2009, there was approximately $5.3 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 3.0 years.
Restricted Stock Grants: The following table represents a summary of nonvested restricted stock activity for the six months ended June 30, 2009:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested, December 31, 2008	149,296	$15.30
Granted	129,990	12.51
Vested	(11,941)	16.51
Canceled or forfeited	(9,024)	13.85

Nonvested, June 30, 2009	258,321	$13.89

Share-based compensation expense related to grants of restricted stock for the three months ended June 30, 2009 and 2008 was approximately $0.2 million and $0.1 million, respectively, before income taxes and for the six months ended June 30, 2009 and 2008, was approximately $0.3 million and $0.2 million, respectively, before income taxes. Total unrecognized compensation expense for unvested restricted shares of common stock as of June 30, 2009, was approximately $2.7 million, which is expected to be recognized over a weighted-average period of 3.1 years.
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
Note 14. Subsequent Events
The Company has evaluated subsequent events through the date of issuance of this report and there are no such events to report.

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
•	our business operates in highly competitive markets and depends upon the economies and the demographics of the legal, financial and real estate sectors in the markets we serve and changes in those sectors could have an adverse effect on our revenues, cash flows and profitability;
•	NDeX’s business revenues are very concentrated, as NDeX currently provides mortgage default processing services to six law firm customers, and if the number of case files referred to NDeX by these law firm customers decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected;
•	the key attorneys at each of NDeX’s law firm customers are employed by NDeX, some of whom, including David A. Trott, the chairman and chief executive officer of NDeX, also hold an indirect equity interest in NDeX. As a result, these key attorneys may, in certain circumstances, have interests that differ from or conflict with our interests;
•	government regulation of sub-prime, Alt-A and other residential mortgage products, including bills introduced in states where we do business, the Hope for Homeowners Act, the Emergency Economic Stabilization Act and Homeowner Affordability and Stability Plan, the Streamlined Modification Program, and voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance, a consortium that includes loan servicers, may have an adverse affect on and restrict our mortgage default processing services and public notice operations;
•	we are dependent on our senior management team, especially James P. Dolan, our founder, chairman, president and chief executive officer; Scott J. Pollei, our executive vice president and chief operating officer; Mark W.C. Stodder, our executive vice president-business information; David A. Trott, chairman and chief executive officer, NDeX, and Vicki J. Duncomb, our vice president and chief financial officer;
•	we intend to continue to pursue acquisition opportunities, which we may not do successfully and which may subject us to considerable business and financial risks;
•	growing our business may place a strain on our management and internal systems, processes and controls;
•	we incurred additional indebtedness to close the acquisition of Barrett-NDEx and this additional debt consumed a significant portion of our ability to borrow and may limit our ability to pursue other acquisitions or growth strategies; and
•	the acquisition of Barrett-NDEx may expose us to particular business and financial risks that include, but are not limited to: (1) failing to integrate the operations, personnel and internal controls of Barrett-NDEx into NDeX or to manage Barrett-NDEx or our growth; and (2) facing operational difficulties in new markets or with new product and service offerings.

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
In this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Dolan Media Company. During the second quarter, we began operating our majority-owned subsidiary, American Processing Company and its subsidiaries (collectively, “APC”), under the trade name, National Default Exchange or NDeX. Therefore, when we refer to “NDeX” in this quarterly report on Form 10-Q, we mean all of our mortgage default processing operations in Michigan, Indiana, Minnesota and at Barrett-NDEx (defined below), all of which we formerly referred to as “APC” When the we refer to “Barrett-NDEx” in this quarterly report on Form 10-Q, it means the mortgage default processing operations serving the Texas, California and Georgia markets that NDeX acquired from National Default Exchange Management, Inc., National Default Exchange Holdings, LP, THP/Barrett-NDEx AIV, Corp. and THP/Barrett-NDEx AIV, LP on September 2, 2008. The term “Barrett law firm” refers to Barrett, Daffin, Frappier, Turner & Engel, LLP and its affiliates.
Overview
We are a leading provider of necessary business information and professional services to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating segments: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two operating units, NDeX, which provides mortgage default processing services to six law firms and also directly to mortgage lenders and loan servicers on California foreclosure files, and Counsel Press, which provides appellate services to law firms and attorneys nationwide. Our Business Information Division currently publishes 64 print publications consisting of 14 paid daily publications, 30 paid non-daily publications and 20 non-paid non-daily publications. In addition, we provide business information electronically through our 45 on-line publication web sites, our 36 event and other non-publication web sites and our email notification systems.
Our total revenues increased $25.5 million, or 61.3%, from $41.6 for the three months ended June 30, 2008, to $67.0 million for the three months ended June 30, 2009, primarily as a result of our acquisition of Barrett-NDEx. For the six months ended June 30, 2009, our revenues increased $47.9 million, or 57.7% over the same prior year period, all of which resulted from businesses we acquired in 2008, including Barrett-NDEx. Our operating income nearly doubled from $8.2 million for the three months ended June 30, 2008 to $16.3 million for the three months ended June 30, 2009. On a year-to-date basis, our operating income has increased to $30.8 million, up 71.3%, or $12.8 million, from the same period in 2008. Acquisitions, primarily our acquisition of Barrett-NDEx in September 2008, accounted for the majority of the approximately 50.0% increase in our operating expenses for both the three and six month periods, while expense control in our Business Information division was offset by increased spending at NDeX, primarily as a result of file volume increases. Further, net income attributable to Dolan Media Company increased significantly to $8.2 million for the second quarter of 2009 from $4.4 million for the same period in 2008. Net income attributable to Dolan Media Company doubled, from $8.4 million for the six months ended June 30, 2008 to $16.9 million for the six months ended June 30, 2009.

Recent Developments
Regulatory Environment
Over the past year, federal, state and local governmental entities have proposed, and in some cases, enacted legislation or taken other action that may have an adverse impact on the number of mortgage defaults case files referred to NDeX for processing or the length of time it takes to process such files, and the number of foreclosure public notices placed in our Business Information products and DLNP (our minority investment) for publication. This enacted or proposed legislation includes the Hope for Homeowners Act of 2008, the Emergency Economic Stabilization Act, the Streamlined Modification Program, laws passed in both California and Maryland last year, and the Homeowner Affordability and Stability Plan, all of which are described in our annual report on Form 10-K filed with the SEC on March 12, 2009. Earlier this year, the California legislature passed legislation, which extends the redemption periods on new and pending foreclosures involving loans that certain criteria, including being owner-occupied when the loan became delinquent. Further, on April 28, 2009, President Obama announced new details for the “Making Home Affordable” program that is part of the Homeowner Affordability and Stability Plan, which provides, among other things, that servicers who participate in the second lien program will automatically reduce payments associated with a second lien mortgage when a borrower initiates a Home Affordable Modification on a first lien mortgage. In addition, beginning in July 2009, changes in the relevant state laws in Indiana and Michigan require loan servicers to comply with additional notice requirements. Specifically, the Indiana law requires loan servicers to send Indiana borrowers a pre-suit notice at least thirty days prior to filing a foreclosure action, which we expect could delay a foreclosure at least 30 days. The Michigan law requires loan servicers to send and publish a special notice to certain Michigan borrowers, which we expect could delay foreclosures for thirty to ninety days depending upon whether a borrower desires to meet with the loan servicers to arrange a modification of his or her loan.
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
Our most recent acquisition occurred on September 2, 2008 when NDeX acquired all of the outstanding equity interests in Barrett-NDEx. NDeX acquired the equity interests of Barrett-NDEx for a total of $167.5 million in cash, of which $151.0 million was paid to or on behalf of the sellers of Barrett-NDEx, $15.0 million was placed in escrow to secure payment of indemnification claims and an additional $1.5 million was held back pending working capital adjustments. In addition to the cash payments, NDeX also issued to the sellers of Barrett-NDEx an aggregate 6.1% interest in NDeX, which had an estimated fair market value of approximately $11.6 million on July 28, 2008, the date the parties signed the equity purchase agreement. We also issued to the sellers of Barrett-NDEx 825,528 shares of our common stock. In addition to the payments and issuance of NDeX interests and common stock described above, we may be obligated to pay the sellers of Barrett-NDEx up to an additional $13.0 million in cash based upon the adjusted EBITDA for Barrett-NDEx during the four complete calendar quarters following the closing of the acquisition. If the adjusted EBITDA for Barrett-NDEx equals or exceeds $28.0 million during such four-quarter period, we will pay the sellers the maximum $13.0 million earnout payment. However, the maximum earnout payment of $13.0 million will be reduced by $7.50 for each $1.00 that Barrett-NDEx’s adjusted EBITDA for such four-quarter period is less than the $28.0 million target. Based upon the adjusted EBITDA for Barrett-NDEx for the first three calendar quarters following the close of acquisition, Barrett-NDEx appears to be on course to earn the maximum earnout payment of $13.0 million. If this occurs, we would expect to make the earnout payment in the fourth quarter of 2009. We have not recorded a liability for this earnout as of June 30, 2009, and will record the liability during the third quarter when the adjusted EBITDA for Barrett-NDEx for the four calendar quarters ending September 30, 2009, is known and finalized, providing the earnout target has been met. The working capital target of $2.0 million as set forth in the equity purchase agreement was not met, as there was an actual working capital (deficit) of $(1.4) million. As a result, NDeX recovered the $3.4 million shortfall by having the sellers of Barrett-NDEx release the $1.5 million holdback payable to them and by taking receipt of $1.9 million out of the escrow in 2008.
As a result of this acquisition, we recorded, as additional purchase price, a liability of $1.5 million in estimated severance costs in connection with the elimination of certain duplicative positions, which we expected to pay out in cash within the twelve months following the close of the acquisition. In April 2009, we eliminated 16 positions in connection with this plan for aggregate payments of approximately $453,000. Also in the second quarter, the Company completed its plan of restructure and has determined that it will not be eliminating any additional positions under this restructuring plan. Accordingly, the Company reduced the liability to zero, as a purchase price adjustment to goodwill.
We have accounted for this acquisition under the purchase method of accounting using SFAS No. 141 and have included the operating results of this business in the Professional Services segment, in our unaudited condensed consolidated interim financial statements since the date of this acquisition. This allocation is still preliminary pending the finalization of the valuation of the intangibles associated with this acquisition.
Revenues
We derive revenues from two operating segments, our Professional Services Division and our Business Information Division. For the three and six months ended June 30, 2009, our total revenues were $67.0 million and $131.0 million, respectively, and the percentage of our total revenues attributed to each of our segments was as follows:
•	66.1% and 65.9%, respectively, from our Professional Services Division; and
•	33.9% and 34.1%, respectively, from our Business Information Division.
Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing and appellate services through fee-based arrangements. Through NDeX, we assist six law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. We also provide these services directly to mortgage lenders and loan servicers for California foreclosure files. In addition, NDeX provides loan modification and loss mitigation support on mortgage default files to its customers, and, through Barrett-NDEx, related real estate title work primarily to the Barrett law firm. We refer to revenues that NDeX derives from these sources collectively as “mortgage default processing service revenues.” Shareholders and/or principal attorneys of our law firm customers, including David A. Trott, chairman and chief executive officer of NDeX, are executive management employees of NDeX.
For the three and six months ended June 30, 2009, we serviced approximately 93,100 and 184,200 mortgage default case files, respectively, of which approximately 59,400 and 114,100, respectively, were processed by businesses we acquired in 2008. Our mortgage default processing service revenues accounted for 61.0% and 60.5%, respectively, of our total revenues and 92.4% and 91.8%, respectively, of our Professional Services Division’s revenues during the three and six months ended June 30, 2009. We recognize mortgage default processing service revenues on a ratable basis over the period during which the services are provided, the calculation of which requires management to make estimates. We consolidate the operations, including revenues, of NDeX and record an adjustment for noncontrolling interest for the percentage of earnings that we do not own. See “Noncontrolling Interest” below for a description of the impact of these noncontrolling interests in NDeX on our operating results.

NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which we do business as well as how many of the files we handle that actually result in evictions, bankruptcies and/or litigation. Our services agreement with Trott & Trott contemplates the review and possible revision of the fees for services we provide every two years beginning on or before January 1, 2008. Under the Feiwell & Hannoy and Wilford & Geske services agreements, the fixed fee per file increases on an annual basis through 2012 and 2013, respectively, to account for inflation as measured by the consumer price index. We and such customers will review and possibly revise the fee schedule for future years. Our services agreement with the Barrett law firm allows us to amend the fees the Barrett law firm pays to us on a quarterly basis during 2009 and on an annual basis beginning in 2010 upon notice to the Barrett law firm. However, if the Barrett law firm files a timely notice of objection to the proposed amended fees, we and the Barrett law firm have agreed to negotiate amended fees that are agreeable to both parties or retain the existing fees. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected. During the six months ended June 30, 2009, we revised our fee arrangements with Trott & Trott, Feiwell & Hannoy, and Wilford & Geske.
Through Counsel Press, we assist law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic format, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. For the three and six months ended June 30, 2009, our appellate service revenues accounted for 5.0% and 5.4%, respectively, of our total revenues and 7.6% and 8.2%, respectively, of our Professional Services Division’s revenues. For the three and six months ended June 30, 2009, we provided appellate services to attorneys in connection with approximately 2,100 and 4,300 appellate filings, respectively, in federal and state courts. We recognize appellate service revenues as the services are provided, which is when our final appellate product is filed with the court.
Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 10.2% and 10.4%, respectively, of our total revenues and 30.1% and 30.6%, respectively, of our Business Information Division’s revenues for the three and six months ended June 30, 2009. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.
We publish 305 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 18.2% and 17.9%, respectively, of our total revenues and 53.6% and 52.6%, respectively, of our Business Information Division’s revenues for the three and six months ended June 30, 2009. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which are affected by the number of residential mortgage foreclosures in the 14 markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
We sell our business information products primarily through subscriptions. For the three and six months ended June 30, 2009, our circulation revenues, which consist of subscriptions and single-copy sales, accounted for 5.0% and 5.1%, respectively, of our total revenues and 14.7% and 15.0%, respectively, of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation revenues are driven by the number of copies sold and the subscription rates charged to customers.

Operating Expenses
Our operating expenses consist of the following:
•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for the processing staff at NDeX and Counsel Press and our editorial personnel in our Business Information Division, production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and delivery of our business information products, and packaging and data service fees in connection with our California foreclosure files;
•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing related expenses and other office-related payments;
•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from two to thirty years; and
•	Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from one to thirty years.
Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may shift between fiscal periods.
Equity in Earnings of The Detroit Legal News Publishing
We own 35.0% of the membership interests in The Detroit Legal News Publishing, LLC (DLNP), the publisher of The Detroit Legal News and ten other publications. We account for our investment in DLNP using the equity method. Our percentage share of DLNP’s earnings was $1.3 million and $1.5 million for the three months ended June 30, 2009 and 2008, respectively, which we recognized as operating income. This is net of amortization of $0.4 million for both periods. For the six months ended June 30, 2009 and 2008, our percentage share of DLNP’s earnings was $2.7 million and $3.0 million, respectively. This is net of amortization of $0.8 million for both periods. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
Noncontrolling Interest
Noncontrolling interest for the six months ended June 30, 2009 consisted of an aggregate 15.3% minority interest in NDeX held by APC Investments, LLC (7.6%), Feiwell & Hannoy (1.7%) and the sellers of Barrett-NDEx (as a group) (6.1%). APC Investments, LLC is a limited liability company owned by the shareholders of Trott & Trott, including NDeX chairman and chief executive officer David A. Trott and NDeX’s two executive vice presidents in Michigan.
Under the terms of the NDeX operating agreement, each month, we are required to distribute NDeX’s earnings before interest, taxes, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. We paid the following distributions in the three and six months ended June 30, 2009 and 2008:

	Three Months ended June 30,		Six Months ended June 30,
	(In thousands)		(In thousands)
	2009	2008	2009	2008
APC Investments	$662	$437	$1,148	$737
Feiwell & Hannoy	148	98	257	172
Sellers of Barrett-NDEx (as a group)*	525	—	906	—

Total	$1,335	$535	$2,311	$909

*	Members of NDeX since September 2, 2008

In addition, APC Investments and Feiwell & Hannoy each have the right, for a period of six months following August 7, 2009, to require NDeX to repurchase all or any portion of the NDeX membership interests held by APC Investments or Feiwell & Hannoy, as the case may be. The sellers of Barrett-NDEx, each as members of NDeX, also have the right, for a period of six months following September 2, 2012, to require NDeX to repurchase all or any portion of the NDeX membership interests held by such seller of Barrett-NDEx. To the extent any minority member of NDeX timely exercises this right, the purchase price of such membership interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would be payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%. We do not know if APC Investments and/or Feiwell & Hannoy will exercise their respective put right when it becomes exercisable on August 7, 2009. For illustration purposes only and assuming that APC Investments and Feiwell & Hannoy’s put rights were exercisable on June 30, 2009, and they were exercised, NDeX would have been obligated to pay APC Investments and Feiwell & Hannoy $16.8 million in the aggregate as described above.
As of January 1, 2009, as a result of the adoption of SFAS No. 160 and application of EITF Topic D-98, we are required to book the noncontrolling interests to their redemption amount at each reporting period. As a result, at June 30, 2009, we booked an adjustment in the amount of $12.1 million ($7.3 million net of taxes) to additional paid-in capital. Please see our condensed consolidated statements of stockholders’ equity (deficit), as well as Note 1 to our unaudited condensed consolidated interim financial statements included in this report on Form 10-Q for further information regarding SFAS No. 160 and its implications to our financial statements.
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
We believe the critical accounting policies that require the most significant assumptions and judgments in the preparation of our unaudited condensed consolidated financial statements include: purchase accounting; revenue recognition in connection with mortgage default processing services; impairment of goodwill, other intangible assets and other long-lived assets; share-based compensation expense; capitalization of developed software for internal and external use; income tax accounting; and allowances for doubtful accounts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Item 7 in our annual report on Form 10-K for the year ended December 31, 2008, which we filed with the SEC on March 12, 2009, and is available at the SEC’s web site at www.sec.gov, for a discussion (in addition to that provided below) as to how we apply these policies.

Goodwill, Other Intangible Assets and Other Long-Lived Assets
We determine the estimated economic lives and related amortization expense for our intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense. If the unamortized balance were deemed to be unrecoverable, we would recognize an impairment charge to the extent necessary to reduce the unamortized balance to the amount of expected future discounted cash flows, with the amount of such impairment charged to operations in the current period. We estimate useful lives of our intangible assets by reference to current and projected dynamics in the business information and mortgage default processing service industries and anticipated competitor actions. The amount of net income for the six months ended June 30, 2009 would have been approximately $0.9 million higher if the actual useful lives of our finite-lived intangible assets were 10% longer than the estimates and approximately $1.0 million lower if the actual useful lives of our finite-lived intangible assets were 10% shorter than the estimates.
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
Share-based Compensation Expense
In accordance with SFAS No. 123(R), we estimate the fair value of share-based awards using the Black-Scholes option pricing model at the grant date, with compensation expense recognized as the requisite service is rendered. We have reserved 2,700,000 shares of our common stock for issuance under our incentive compensation plan, of which 617,550 shares were available for issuance under the plan as of June 30, 2009. We grant both stock options and restricted stock under our incentive compensation plan.
During the six months ended June 30, 2009, we granted stock options exercisable for 414,882 shares of common stock at an exercise price equal to $12.51. The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the fair value of the stock options we granted during 2009:

2009
Dividend yield	0.0%
Expected volatility	48.0%
Risk free interest rate	2.0%
Expected term of options	4.75 years
Weighted average grant date fair value	$5.35
All options granted in 2009 are non-qualified options that vest in four equal annual installments commencing on the first anniversary of the grant date and expire seven years after the grant date.
Our share-based compensation expense for all options for the three months ended June 30, 2009 and 2008 was approximately $440,000 ($24,000 of which is included in direct operating expenses and $416,000 of which is included in selling, general and administrative expenses) and $287,000 ($12,000 of which is included in direct operating expenses and $275,000 of which is included in selling, general and administrative expenses), respectively, before income taxes. For the six months ended June 30, 2009 and 2008, our share-based compensation expense for all granted options was approximately $796,000 ($41,000 of which is included in direct operating expenses and $755,000 of which is included in selling, general and administrative expenses) and $553,000 ($20,000 of which is included in direct operating expenses and $533,000 of which is included in selling, general and administrative expenses), respectively, before income taxes. As of June 30, 2009, our estimated aggregate unrecognized share-based compensation expense for all unvested stock options was $5.3 million, which we expect to recognize over a weighted-average period of approximately 3.0 years.

During the six months ended June 30, 2008, we granted 129,990 shares of restricted stock to management employees. All of these restricted shares vest in four equal annual installments commencing on the first anniversary of the grant date. The share-based expense for restricted stock awards is determined based on the market price of our stock on the date of grant applied to the total number of shares that are anticipated to fully vest. Compensation expense is amortized over the vesting period.
Our share-based compensation expense for all restricted shares for the three months ended June 30, 2009 and 2008 was approximately $199,000 ($55,000 of which is included in direct operating expenses and $144,000 of which is included in selling, general and administrative expenses) and $106,000 ($20,000 of which is included in direct operating expenses and $86,000 of which is included in selling, general and administrative expenses), respectively, before income taxes. For the six months ended June 30, 2009 and 2008, our share-based compensation expense for all restricted shares was approximately $350,000 ($110,000 of which is included in direct operating expenses and $240,000 of which is included in selling, general and administrative expenses) and $239,000 ($74,000 of which is included in direct operating expenses and $165,000 of which is included in selling, general and administrative expenses), respectively, before income taxes. As of June 30, 2009, our estimated aggregate unrecognized share-based compensation expense for all unvested restricted shares was $2.7 million, which we expect to recognize over a weighted-average period of approximately 3.1 years.
Income Taxes
Our effective income tax rate in the first six months of 2009 was 36.5% compared to 40.7% in the first six months of 2008. The decrease in our effective income tax rate resulted primarily from the receipt of non-taxable life insurance proceeds paid upon the death of Michael Barrett, a senior officer of Barrett-NDEx, in January 2009. The tax impact of these non-taxable proceeds was treated as a discrete item and fully recognized in the first six months of 2009. At June 30, 2009, excluding the impact of this discrete item, we estimate an annual effective tax rate for 2009 of 39.3%.
Accounts Receivable Allowances
We extend credit to our advertisers, public notice publishers, commercial printing customers and professional service customers based upon an evaluation of each customer’s financial condition, and collateral is generally not required. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. We believe that no significant concentration of credit risk exists with respect to our Business Information Division. We had a significant concentration of credit risk with respect to our Professional Services Division as of June 30, 2009, because the amount due from the Barrett law firm was $12.5 million, or 24.1% of our consolidated net accounts receivable balance, the amount due from Trott & Trott was $7.4 million, or 14.2% of our consolidated net accounts receivable balance, and the amount due from Feiwell & Hannoy was $5.0 million, or 9.6% of our consolidated net accounts receivable balance. However, to date, we have not experienced any problems with respect to collecting payment from our law firm customers, each of whom are required to remit all amounts due to NDeX with respect to files serviced by NDeX in accordance with the time periods to which we have agreed.
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

RESULTS OF OPERATIONS
The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended June 30,
		% of		% of
	2009	Revenues	2008	Revenues
Revenues:
Professional Services	$44,294	66.1%	$18,129	43.6%
Business Information	22,746	33.9%	23,424	56.4%

Total revenues	67,040	100.0%	41,553	100.0%

Operating expenses:
Professional Services	31,462	46.9%	13,104	31.5%
Business Information	17,278	25.8%	19,585	47.1%
Unallocated corporate operating expenses	3,316	4.9%	2,139	5.1%

Total operating expenses	52,056	77.6%	34,828	83.8%
Equity in earnings of The Detroit Legal News Publishing, LLC, net of amortization	1,333	2.0%	1,469	3.5%

Operating income	16,317	24.3%	8,194	19.7%
Interest expense, net	(1,728)	(2.6)%	(1,464)	(3.5)%
Non-cash interest income related to interest rate swaps	296	0.4%	1,177	2.8%
Other income, net	—	—	10	0.0%

Income before income taxes	14,885	22.2%	7,917	19.1%
Income tax expense	(5,361)	(8.0)%	(3,027)	(7.3)%

Net income before noncontrolling interest	9,524	14.2%	4,890	11.8%
Less: Net income attributable to the redeemable noncontrolling interest	(1,318)	(2.0)%	(493)	(1.2)%

Net income attributable to Dolan Media Company	$8,206	12.2%	$4,397	10.6%

Net income attributable to Dolan Media Company per diluted share	$0.27		$0.17
Accretion of redeemable noncontrolling interest, net of tax in conjunction with adoption of SFAS No. 160	(0.13)		—

Net income attributable to Dolan Media Company common stockholders per diluted share	$0.14		$0.17

Weighted average diluted shares outstanding	29,917		25,307

	Six Months Ended June 30,
		% of		% of
	2009	Revenues	2008	Revenues
Revenues:
Professional Services	$86,326	65.9%	$36,869	44.4%
Business Information	44,650	34.1%	46,196	55.6%

Total revenues	130,976	100.0%	83,065	100.0%

Operating expenses:
Professional Services	62,626	47.8%	26,054	31.4%
Business Information	34,437	26.3%	37,937	45.7%
Unallocated corporate operating expenses	5,884	4.5%	4,143	5.0%

Total operating expenses	102,947	78.6%	68,134	82.0%
Equity in earnings of The Detroit Legal News Publishing, LLC, net of amortization	2,730	2.1%	3,026	3.6%

Operating income	30,759	23.5%	17,957	21.6%
Interest expense, net	(3,698)	(2.8)%	(2,760)	(3.3)%
Non-cash interest income related to interest rate swaps	530	0.4%	22	0.0%
Other income, net	1,446	1.1%	21	0.0%

Income before income taxes	29,037	22.2%	15,240	18.3%
Income tax expense	(9,678)	(7.4)%	(5,786)	(7.0)%

Net income before noncontrolling interest	19,359	14.8%	9,454	11.4%
Less: Net income attributable to the redeemable noncontrolling interest	(2,506)	(1.9)%	(1,050)	(1.3)%

Net income attributable to Dolan Media Company	$16,853	12.9%	$8,404	10.1%

Net income attributable to Dolan Media Company perdiluted share	$0.56		$0.33
Accretion of redeemable noncontrolling interest, net of tax in conjunction with adoption of SFAS No. 160	(0.24)		—

Net income attributable to Dolan Media Company common stockholders per diluted share	$0.32		$0.33

Weighted average diluted shares outstanding	29,896		25,246

Three Months Ended June 30, 2009
Compared to Three Months Ended June 30, 2008
Revenues

	Three Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Total revenues	$67.0	$41.6	$25.5	61.3%
Our revenues increased as a result of an increase in our countercyclical revenues (mortgage default processing services and public notice), including $24.6 million of revenues from Barrett-NDEx, which we acquired on September 2, 2008. The Barrett-NDEx revenues were driven, in part, by a 34.0% increase in the number of files Barrett-NDEx processed during the second quarter of 2009 compared to the second quarter of 2008 (when we did not own Barrett-NDEx). Please see “Professional Services Divisions Results” below for more information. Organic growth (defined below) in both our public notice revenues ($1.6 million) and mortgage default processing service revenues ($1.5 million) from NDeX operations we owned and operated prior to April 1, 2008, also contributed to this increase in total revenues. This increase was partially offset by a $1.9 million organic decline in our cyclical display and classified advertising revenues, resulting from the economic conditions in the markets we serve.
We derived 66.1% and 43.6% of our total revenues from our Professional Services Division and 33.9% and 56.4% of our total revenues from our Business Information Division for the three months ended June 30, 2009 and 2008, respectively. This change in mix resulted primarily from our acquisition of Barrett-NDEx as well as general economic conditions in the markets we serve in our Business Information Division. Even if we do not consummate any acquisitions in 2009, we expect that our countercyclical revenues (mortgage default processing services revenues and public notice revenues) will continue to grow at a faster rate, due in part to businesses we acquired in 2008, than the decline in our cyclical revenues (display and classified advertising) over the next few quarters.
We define organic revenue growth/decline as the net increase or decrease in revenue produced by: (1) businesses we owned and operated prior to April 1, 2008, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangibles we purchased on or after April 1, 2008, and integrated into our existing businesses; and (3) businesses that we account for as acquisitions under the acquisition method of accounting in accordance with SFAS No. 141R “Business Combinations,” but do not report separately for internal financial purposes, which we refer to as “fold-in acquisitions.” We refer to the net increase or decrease in revenues produced by businesses that we owned and operated after April 1, 2008 and that we account for as acquisitions under the acquisition method of accounting in accordance with SFAS No. 141R, but which are not fold-in acquisitions, as “growth/decline from acquired businesses.”
Operating Expenses

	Three Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Total operating expenses	$52.1	$34.8	$17.2	49.5%
Direct operating expense	23.1	14.6	8.5	58.4%
Selling, general and administrative expenses	22.4	16.7	5.7	34.0%
Depreciation expense	2.4	1.2	1.2	97.6%
Amortization expense	4.2	2.3	1.9	79.9%

Operating expenses attributable to our corporate operations increased $1.2 million, or 55.0%, to $3.3 million, for the three months ended June 30, 2009, from $2.1 million for the three months ended June 30, 2008. These expenses consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs and costs associated with being a public company. The increase in operating expenses attributable to corporate operations was primarily due to an increase in unallocated corporate insurance costs ($1.0 million), half of which is attributable to a change we made in the second quarter of 2008 in the accounting estimate related to our medical self-insurance reserve to more closely reflect past claims history. During the second quarter, we accrued $0.5 million for performance-based pay for our executive officers because, based on the company’s financial performance thus far, it is reasonably likely that the performance targets will be met. We did not make similar accruals during the second quarter of 2008 because it was not likely, at that time, that the 2008 performance targets would be met. This contributed to the year-over-year increase in corporate operating expenses. Offsetting these increases were decreases in certain of our professional fees and other administrative costs. Total operating expenses as a percentage of total revenues decreased from 83.8% for the three months ended June 30, 2008 to 77.6% for the three months ended June 30, 2009, largely due to strong second quarter 2009 revenues and expense control measures that we have implemented across both divisions. For the remainder of 2009, we expect total operating expenses as a percentage of total revenues will be higher than it was for the first six months as we expect additional employee expenses related to performance-based pay, headcount increases expected at NDeX, and other employee benefits.
Direct Operating Expenses. The increase in direct operating expenses consisted of a $9.2 million increase in our Professional Services Division and a $0.7 million decrease in our Business Information Division. You should refer to the more detailed discussions in the Professional Services Division Results and Business Information Division Results below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues decreased slightly to 34.5% as of June 30, 2009 from 35.1% as of June 30, 2008. For the remainder of 2009, we expect our direct operating expenses as a percentage of total revenues to be higher than it was in the second quarter because we expect our Professional Services Division to continue to account for a larger percentage of our total revenues than our Business Information Division, and typically the NDeX business in the Professional Services Division has a higher mix of direct operating expenses to revenue than our other operating units.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $6.2 million increase in these expenses in our Professional Services Division, a $1.7 million decrease in these expenses in our Business Information Division, and a $1.2 million increase in unallocated corporate costs as discussed above. You should refer to the more detailed discussions in the Professional Services Division Results and Business Information Division Results below for more information regarding the causes of the changes in the divisional selling, general and administrative expenses. Selling, general and administrative expense as a percentage of revenue decreased to 33.5% as of June 30, 2009 from 40.3% as of June 30, 2008. This is largely due to expense control efforts that we have implemented across our divisions, as well as the increase in mortgage default processing services revenues in the second quarter of 2009 resulting from our acquisition of Barrett-NDEx.
Depreciation and Amortization Expense. Our depreciation expense increased due to increased levels of property and equipment in the three months ended June 30, 2009, most notably due to the Barrett-NDEx acquisition. Our amortization expense increased primarily due to the amortization of finite-lived intangible assets acquired in the acquisition of Barrett-NDEx.
Interest Expense, Net

	Three Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Total interest expense, net	$1.7	$1.5	$0.3	18.0%
Interest on bank credit facility	1.3	1.2	0.1	10.9%
Cash interest expense on interest rate swaps	0.4	0.2	0.2	73.9%
Amortization of deferred financing fees	0.1	—	—	Not material
Other	—	—	—	Not material

Interest expense related to our bank credit facility increased in the second quarter of 2009 due to increased average outstanding borrowings when compared to the second quarter of 2008. This was largely offset by decreased interest rates on those borrowings. For the three months ended June 30, 2009, our average outstanding borrowings were $151.5 million compared to $73.1 million for the same period in 2008. This increase in debt was primarily a result of the debt incurred to finance, in part, the acquisition of Barrett-NDEx in September 2008. The weighted average interest rate on our bank credit facility was 3.2% for the three months ended June 30, 2009 compared to 6.0% for the same period in 2008. Cash interest incurred on our interest rate swaps increased $0.2 million resulting from interest rate changes.
Non-Cash Interest Income Related to Interest Rate Swaps

	Three Months Ended June 30,
	2009	2008	Decrease
	($’s in millions)
Non-cash interest income related to interest rate swaps	$0.3	$1.2	$(0.9)	(74.9)%
Non-cash interest income related to interest rate swaps decreased as a result of a change in the estimated fair value of our interest rate swaps driven by interest rate changes. The estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet is a liability of $2.1 million and $1.2 million, respectively, at June 30, 2009 and 2008.
Income Tax Expense

	Three Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Income tax expense	$5.4	$3.0	$2.3	77.1%
The increase in income tax expense was due to a $6.1 million increase in income before taxes but after noncontrolling interests which was partially offset by a decrease in effective tax rate during the second quarter of 2009 (39.5%) compared to the same period in 2008 (40.7%). The decrease in our effective tax rate resulted from a decrease in the estimated state effective tax rate.
Net income attributable to Dolan Media Company

	Three Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Net income attributable to Dolan Media Company	$8.2	$4.4	$3.8	86.6%
Net income attributable to Dolan Media Company increased due to the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of net income attributable to Dolan Media Company.
Professional Services Division Results
Revenues

	Three Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Total Professional Services Division revenues	$44.3	$18.1	$26.2	144.3%
Mortgage default processing service revenues	40.9	14.8	26.1	176.1%
Appellate services revenues	3.4	3.3	0.1	1.8%

Professional Services Division revenues increased due to the increase in mortgage default processing service revenues, primarily from the acquisition of Barrett-NDEx in September 2008, which added $24.6 million in revenues for the three months ended June 30, 2009. The remaining increase in mortgage default processing service revenues resulted from an increase in files processed in the second quarter of 2009 as compared to the same period in 2008 for NDeX businesses we owned and operated prior to April 1, 2008 and, to a lesser extent, an increase in the fee charged per file to Trott & Trott. For the three months ended June 30, 2009, we serviced approximately 93,100 mortgage default case files for our customers, compared to approximately 36,700 mortgage default case files that we serviced for our customers for the three months ended June 30, 2008. Barrett-NDEx accounted for approximately 55,200 of the files we processed in the second quarter of 2009. This represents an increase of approximately 14,000 files, or 34.0% growth, for the Barrett-NDEx business when compared to historical file volumes, as they processed 41,200 files for the same period in 2008 (pre-acquisition).
The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 80%, of our Professional Services Division revenues in the second quarter of 2009. For the same period in 2008, Trott & Trott and Feiwell & Hannoy each accounted for more than 10% of our Professional Services Division revenues.
Appellate services revenues increased $0.1 million in the second quarter of 2009, while Counsel Press assisted with 2,100 appellate filings as compared to 2,000 for the same period in 2008. This slight increase in the number of appellate filings was substantially offset by lower average revenue per filing.
Operating Expenses

	Three Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Total operating expenses	$31.5	$13.1	$18.4	140.1%
Direct operating expense	15.7	6.4	9.2	143.7%
Selling, general and administrative expenses	10.8	4.6	6.2	135.5%
Depreciation expense	1.6	0.5	1.1	206.3%
Amortization expense	3.4	1.6	1.8	116.3%
Operating expenses increased primarily as a result of the operating costs of Barrett-NDEx acquired in September 2008, which added $17.5 million in operating expenses. Barrett-NDEx accounted for $9.0 million of the increase in direct operating expenses, and $5.7 million of the increase in selling, general, and administrative expenses. In the historical NDeX business, operating expenses increased slightly over the prior period due primarily to increased personnel and health insurance costs.
Amortization increased from the amortization of finite-lived intangible assets associated with the acquisition of Barrett-NDEx, which added $1.7 million in amortization expense. Depreciation expense increased as a result of the addition of the Barrett-NDEx assets.
Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue decreased to 71.0% for the three months ended June 30, 2009 from 72.3% for the three months ended June 30, 2008. This decrease is primarily attributable to a large increase in mortgage default processing services revenue in the second quarter of 2009.
Business Information Division Results
Revenues

	Three Months Ended June 30,
	2009	2008	Increase (decrease)
	($’s in millions)
Total Business Information Division Revenues	$22.7	$23.4	$(0.7)	(2.9)%
Display and classified advertising revenues	6.8	8.8	(1.9)	(22.1)%
Public notice revenues	12.2	10.6	1.6	15.1%
Circulation revenues	3.3	3.6	(0.3)	(8.1)%
Other revenues	0.4	0.4	(0.1)	(12.0)%

Our display and classified advertising revenues (which include revenues from events) decreased primarily due to an approximately 20.0% decrease in the number of ads placed in our publications, which we believe continues to be driven by the sluggish economy, as well as a decrease in the average price paid per classified and display ad across our publications. As our customers continue to control spending in response to the general economic conditions in the markets we serve, we expect our display and classified advertising revenues will continue to remain at reduced levels when compared to 2008.
Our public notice revenues increased due to an approximately 10.0% increase in the total number of public notice ads placed in our publications, driven primarily by the increased number of foreclosure notices placed in our publications.
Circulation revenues decreased due to a decline in the number of paid subscribers between June 30, 2008 and June 30, 2009. As of June 30, 2009, our paid publications had approximately 64,300 subscribers, a decrease of approximately 5,300, or 7.6%, from total paid subscribers of approximately 69,600 as of June 30, 2008. The majority of this decrease in paid subscriptions over these periods resulted from fewer responses to new subscription campaigns and non-renewals of discounted bulk subscriptions at several law firms, which we believe is a result of a sluggish economy. We believe reader preference for on-line and web site access to our business journals, some of which we offer at discounted rates or no fee, has also contributed to a decline in circulation revenues. Revenues lost from this decline in paid subscriptions were partially offset by an increase in the average price per paid subscription.
The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for over 10% of our Business Information Division’s revenues for the three months ended June 30, 2009. For the same period in 2008, the business information products we target to the Missouri markets and the Minnesota market each accounted for over 10% of our Business Information Division’s revenues.
Operating Expenses

	Three Months Ended June 30,
	2009	2008	Increase (decrease)
	($’s in millions)
Total operating expenses	$17.3	$19.6	$(2.3)	(11.8)%
Direct operating expense	7.4	8.2	(0.7)	(8.9)%
Selling, general and administrative expenses	8.5	10.2	(1.7)	(16.6)%
Depreciation expense	0.5	0.5	0.1	15.4%
Amortization expense	0.8	0.8	—	5.8%
Direct operating expenses decreased primarily as a result of our decline in total revenue in this division, which resulted in lower production and distribution expenses. Selling, general and administrative expenses decreased primarily from a decrease in headcount, along with payments of lower commissions and performance-based pay as a result of lower revenues. Also contributing to this expense reduction was a decrease in promotional spending as we focused on controlling costs in connection with the expected decline in our display and classified advertising revenues. This decline in selling, general and administrative expenses also includes a decrease of $0.4 million in bad debt expense resulting from focused collection efforts and improvements in our accounts receivable agings. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 76.0% for the three months ended June 30, 2009 from 83.6% for the three months ended June 30, 2008, largely as a result of an increase in public notice revenues, which are higher margin revenues, and cost control efforts we implemented over the last four quarters.

Six Months Ended June 30, 2009
Compared to Six Months Ended June 30, 2008
Revenues

	Six Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Total revenues	$131.0	$83.1	$47.9	57.7%
Our countercyclical revenues (mortgage default processing services and public notice) accounted for the increase in our revenues, including $48.0 million of revenues from acquired businesses (defined below). These revenues primarily consisted of $47.2 million in revenues from the Barrett-NDEx business acquired on September 2, 2008, which were driven in part by a 27.5% increase in the number of files processed by Barrett-NDEx during the first six months of 2009 compared to the same period in 2008 (when we did not own Barrett-NDEx). Please see “Professional Services Divisions Results” below for more information on the increased number of files Barrett-NDEx processed during this period. An increase in public notice revenues of $2.3 million, including $0.2 million from the assets of Legal and Business Publishers (including The Mecklenburg Times) acquired on February 13, 2008, along with $0.8 million in revenues from the mortgage default processing services business of Wilford & Geske acquired on February 22, 2008 also contributed to our total increase in revenues for the period. These revenues were partially offset by a $3.3 million organic decline in display and classified advertising revenues in our Business Information Division as a result of the economic conditions in the markets we serve. Of the $2.3 million increase in public notice revenues, $2.1 million represented organic growth in that revenue line. Organic revenue growth (defined below) in NDeX was $1.3 million for the six month period.
We derived 65.9% and 44.4% of our total revenues from our Professional Services Division and 34.1% and 55.6% of our total revenues from our Business Information Division for the six months ended June 30, 2009 and 2008, respectively. This change in mix resulted primarily from the Barrett-NDEx acquisition in September 2008 as well as general economic conditions in the markets we serve.
We define organic revenue growth/decline as the net increase or decrease in revenue produced by: (1) businesses we owned and operated prior to January 1, 2008, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangibles we purchased on or after January 1, 2008, and integrated into our existing businesses; and (3) businesses that we account for as acquisitions under the acquisition method of accounting in accordance with SFAS No. 141R “Business Combinations,” but do not report separately for internal financial purposes, which we refer to as “fold-in acquisitions.” We refer to the net increase or decrease in revenues produced by businesses that we owned and operated after January 1, 2008 and that we account for as acquisitions under the acquisition method of accounting in accordance with SFAS No. 141R, but which are not fold-in acquisitions, as “growth/decline from acquired businesses.”
Operating Expenses

	Six Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Total operating expenses	$102.9	$68.1	$34.8	51.1%
Direct operating expense	46.0	28.5	17.5	61.6%
Selling, general and administrative expenses	43.2	32.8	10.3	31.5%
Depreciation expense	4.5	2.3	2.2	95.3%
Amortization expense	9.3	4.5	4.8	104.9%
Operating expenses attributable to our corporate operations increased $1.7 million, or 42.0%, to $5.9 million, for the six months ended June 30, 2009, from $4.1 million for the six months ended June 30, 2008. The increase in operating expenses attributable to corporate operations was primarily due to an increase in unallocated corporate insurance costs ($1.0 million), half of which is attributable to a change we made in the second quarter of 2008 in the accounting estimate related to our medical self-insurance reserve to more closely reflect past claims history. During the six months ended June 30, 2009, we accrued $0.5 million for performance-based pay for our executive officers because, based on the company’s financial performance thus far, it is reasonably likely that the performance targets will be met. We did not make similar accruals during the six months ended June 30, 2008 because it was not likely, at that time, that the 2008 performance targets would be met. This contributed to the year-over-year increase in corporate operating expenses. Total operating expenses as a percentage of total revenues decreased from 82.0% for the six months ended June 30, 2008 to 78.6% for the six months ended June 30, 2009. For 2009, we expect total operating expenses as a percentage of total revenues will be higher than it was for the first six months as we expect additional employee expenses related to performance-based pay, headcount increases expected at NDeX, and other employee benefits.

Direct Operating Expenses. The increase in direct operating expenses consisted of an $18.4 million increase in our Professional Services Division and a $0.8 million decrease in our Business Information Division. You should refer to the more detailed discussions in the Professional Services Division Results and Business Information Division Results below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased slightly to 35.1% as of June 30, 2009 from 34.3% as of June 30, 2008. This increase is primarily attributable to Barrett-NDEx, which has a higher mix of direct operating expenses to revenue than our other NDeX operations. For the remainder of 2009, we expect our direct operating expenses as a percentage of total revenues to be higher than it was in the first six months because we expect our Professional Services Division to continue to account for a larger percentage of our total revenues than our Business Information Division.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $11.6 million increase in these expenses in our Professional Services Division, a $2.9 million decrease in these expenses in our Business Information Division, and a $1.6 million increase in unallocated corporate costs as discussed above. You should refer to the more detailed discussions in the Professional Services Division Results and Business Information Division Results below for more information regarding the causes of the changes in the divisional selling, general and administrative expenses. Selling, general and administrative expense as a percentage of revenue decreased to 33.0% as of June 30, 2009 from 39.5% as of June 30, 2008. This is largely due to expense control efforts that have been put in place in our various businesses, as well as the significant increase in revenues recorded in our Professional Services Division in the first six months of 2009 related to the Barrett-NDEx acquisition.
Depreciation and Amortization Expense. Our depreciation expense increased due to increased levels of property and equipment in the six months ended June 30, 2009, most notably due to the Barrett-NDEx acquisition. Our amortization expense increased primarily due to the amortization of finite-lived intangible assets acquired in the 2008 acquisitions. Additionally, in the six months ended June 30, 2009, we fully amortized that portion of the non-compete intangible asset attributable to Michael Barrett as a result of his death in January 2009, resulting in an additional $0.9 million in amortization expense. Because the purchase price allocation for the Barrett-NDEx intangibles is preliminary, this amount may change when the valuation is completed.
Other Income, Net

	Six Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Other income, net	$1.4	$—	$1.4	Not meaningful
Other income, net increased by $1.4 million during the six months ended June 30, 2009 as a result of the receipt of insurance proceeds on the company-owned life insurance of Michael C. Barrett, a senior officer of Barrett-NDEx, who passed away in January 2009. We used $0.5 million of these insurance proceeds to make a contribution to Southern Methodist University Dedman School of Law to establish a scholarship fund in his name. We netted this contribution against the gain recorded on the proceeds of the life insurance.
Interest Expense, Net

	Six Months Ended June 30,
	2009	2008	Increase (decrease)
	($’s in millions)
Total interest expense, net	$3.7	$2.8	$0.9	34.0%
Interest on bank credit facility	2.9	2.3	0.6	26.8%
Cash interest expense on interest rate swaps	0.7	0.3	0.5	174.1%
Amortization of deferred financing fees	0.1	0.1	—	Not meaningful
Other	—	0.1	(0.2)	Not meaningful
Interest expense related to our bank credit facility increased in the first six months of 2009 due to increased average outstanding borrowings when compared to the second quarter of 2008. This was largely offset by a decline in our weighted average interest rate on these borrowings as discussed in the three month section above. For the six months ended June 30, 2009, our average outstanding borrowings were $152.9 million compared to $70.1 million for the same period in 2008. This increase in debt was primarily a result of the debt incurred to finance, in part, the acquisition of Barrett-NDEx in September 2008. Cash interest incurred on our interest rate swaps increased as a result of interest rate changes.
Non-Cash Interest Income Related to Interest Rate Swaps

	Six Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Non-cash interest income related to interest rate swaps	$0.5	$—	$0.5	—

Non-cash interest income related to interest rate swaps increased as a result of a change in the estimated fair value of our interest rate swaps driven by interest rate changes. The estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet is a liability of $2.1 million and $1.2 million, respectively, at June 30, 2009 and 2008.
Income Tax Expense

	Six Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Income tax expense	$9.7	$5.8	$3.9	67.3%
The increase in income tax expense was due to a $12.3 million increase in income before taxes but after noncontrolling interests which was partially offset by a decrease in effective tax rate during the first six months of 2009 (36.5%) compared to the same period in 2008 (40.7%). The decrease in our effective tax rate resulted from a decrease in the estimated state effective tax rate and the impact of non-taxable life insurance proceeds from Michael Barrett’s death.
Net income attributable to Dolan Media Company

	Six Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Net income attributable to Dolan Media Company	$16.9	$8.4	$8.4	100.5%
Net income attributable to Dolan Media Company increased due to the cumulative effect of the factors described in this Management Discussion and Analysis that are applicable to the calculation of net income attributable to Dolan Media Company.
Professional Services Division Results
Revenues

	Six Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Total Professional Services Division revenues	$86.3	$36.9	$49.5	134.1%
Mortgage default processing service revenues	79.2	29.9	49.4	165.5%
Appellate services revenues	7.1	7.0	0.1	0.9%
Professional Services Division revenues increased due to the increase in mortgage default processing service revenues as a result of the acquisition of Barrett-NDEx in September 2008, which added $47.2 million in revenues for the six months ended June 30, 2009, and, to a lesser extent, NDeX’s mortgage default processing service businesses that we acquired from Wilford & Geske in February 2008, which added $0.8 million in revenues for the first six months in 2009. The remaining increase in mortgage default processing service revenues resulted from an increase in files processed in the first six months of 2009 as compared to the same period in 2008 for NDeX businesses we owned and operated prior to January 1, 2008 and, to a lesser extent, an increase in the fee charged per file for Trott & Trott. For the six months ended June 30, 2009, we serviced approximately 184,200 mortgage default case files for our customers, compared to approximately 73,300 mortgage default case files that we serviced for our customers for the six months ended June 30, 2008. Barrett-NDEx accounted for approximately 105,600 of the files we processed in the first six months of 2009. This represents an increase of approximately 22,800 files, or 27.5% growth, for the Barrett-NDEx business when compared to historical file volumes, as they processed 82,800 files for the same period in 2008 (pre-acquisition).

The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 80%, of our Professional Services Division revenues in the first six months of 2009. For the same period in 2008, Trott & Trott and Feiwell & Hannoy each accounted for more than 10% of our Professional Services Division revenues.
Appellate services revenues increased in the first six months of 2009 due to a 5.4% increase in the number of appellate filings processed, as Counsel Press assisted with 4,300 appellate filings as compared to 4,100 in the first six months of 2008. This slight increase in the number of appellate filings was substantially offset by lower average revenue per filing.
Operating Expenses

	Six Months Ended June 30,
	2009	2008	Increase
	($’s in millions)
Total operating expenses	$62.6	$26.1	$36.6	140.4%
Direct operating expense	31.1	12.7	18.4	144.3%
Selling, general and administrative expenses	20.8	9.2	11.6	125.3%
Depreciation expense	3.0	1.0	1.9	187.7%
Amortization expense	7.7	3.0	4.7	153.6%
Operating expenses increased primarily as a result of the operating costs of Barrett-NDEx acquired in September 2008, which added $34.7 million in operating expenses. Barrett-NDEx accounted for $17.6 million of the increase in direct operating expenses, while an increase in personnel costs associated with operating the mortgage default processing services business acquired from Wilford & Geske in February 2008 for the full six months ended June 30, 2009 accounted for $0.3 million of the total increase. Barrett-NDEx accounted for $10.6 million of the increase in selling, general, and administrative expenses, while costs of operating the mortgage default processing services business acquired from Wilford & Geske for the full quarter added $0.2 million. In the historical NDeX business, direct operating expenses increased as a result of increased personnel costs and other production costs associated with increased file volumes. Selling, general and administrative expenses increased resulting largely from increased personnel costs and health insurance costs.
Amortization expense increased from the amortization of finite-lived intangible assets associated with the 2008 acquisitions, most notably Barrett-NDEx, which added $4.4 million in amortization expense, including $0.9 million of additional amortization expense as a result of fully amortizing that portion of the non-compete intangible asset attributable to Michael Barrett as a result of his death in January 2009. Because the purchase price allocation for the Barrett-NDEx intangibles is preliminary, this amount may change when the valuation is completed. Depreciation expense increased as a result of the addition of the Barrett-NDEx assets.
Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue increased to 72.5% for the six months ended June 30, 2009 from 70.7% for the six months ended June 30, 2008. This increase is primarily attributable to Barrett-NDEx, which has a higher mix of direct operating expenses to revenue than our historical Professional Services Division.
Business Information Division Results
Revenues

	Six Months Ended June 30,
	2009	2008	Increase (decrease)
	($’s in millions)
Total Business Information Division Revenues	$44.7	$46.2	$(1.5)	(3.3)%
Display and classified advertising revenues	13.6	16.9	(3.3)	(19.3)%
Public notice revenues	23.5	21.2	2.3	10.7%
Circulation revenues	6.7	7.1	(0.4)	(5.7)%
Other revenues	0.8	1.0	(0.1)	(14.8)%
Our display and classified advertising revenues (which include revenues from events) decreased primarily due to a 18.5% decrease in the number of ads placed in our publications, which we believe was driven by the sluggish economy, as well as a decrease in the average price paid per classified and display ad across our publications. An increase of $0.2 million in revenues from events partially offset this decline.
Our public notice revenues increased due to an 8.3% increase in the total number of public notice ads placed in our publications, driven primarily by the increased number of foreclosure notices placed in our publications and, to a lesser extent, the acquisition of the assets of Legal and Business Publishers, Inc. in February 2008, which added $0.2 million in revenues for the full first six months in 2009.

Circulation revenues decreased slightly due to a decline in the number of paid subscribers between June 30, 2008 and June 30, 2009, as discussed in the three month section above.
The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for over 10% of our Business Information Division’s revenues for the six months ended June 30, 2009 and 2008.
Operating Expenses

	Six Months Ended June 30,
	2009	2008	Increase (decrease)
	($’s in millions)
Total operating expenses	$34.4	$37.9	$(3.5)	(9.2)%
Direct operating expense	14.9	15.7	(0.8)	(5.4)%
Selling, general and administrative expenses	16.9	19.8	(2.9)	(14.6)%
Depreciation expense	1.0	0.9	0.1	15.7%
Amortization expense	1.6	1.5	0.1	7.1%
Direct operating expenses decreased primarily as a result of our decline in total revenue in this division, which resulted in lower production and distribution expenses. Selling, general and administrative expenses decreased primarily from a decrease in headcount, along with the payment of lower commissions and performance-based pay as a result of lower revenues. Also contributing to this expense reduction were decreases in promotional spending and, to a lesser extent, travel expenses, as we focused on controlling costs in connection with the expected decline in our display and classified advertising revenues. This decline in selling, general and administrative expenses also includes a decrease of $0.6 million in bad debt expense resulting from focused collection efforts and improvements in our accounts receivable agings. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 77.1% for the six months ended June 30, 2009 from 82.1% for the six months ended June 30, 2008, largely as a result of cost control efforts we implemented over the last four quarters.
Off Balance Sheet Arrangements
We have not entered into any off balance sheet arrangements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of June 30, 2009 and December 31, 2008, as well as cash flows for the six months ended June 30, 2009 and 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Cash and cash equivalents	$16,048	$2,456
Working capital (deficit)	11,941	(12,588)
Long-term debt, less current portion	137,225	143,450

	Six Months
	Ended June 30,
	2009	2008
Net cash provided by operating activities	$23,001	$9,574
Net cash used in investing activities:	(3,039)	(22,170)
Acquisitions and investments	(1,426)	(19,176)
Capital expenditures	(1,613)	(2,303)
Net cash (used) provided by financing activities	(6,370)	13,865
Cash Flows Provided by Operating Activities
The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
Net cash provided by operating activities for the six months ended June, 2009 increased $13.4 million, or 140.2%, to $23.0 million from $9.6 million for the six months ended June 30, 2008. This increase was primarily the result of improved net income, largely as a result of the acquired business of Barrett-NDEx in September 2008.
Working capital increased by $24.5 million, from a deficit of $(12.6) million at December 31, 2008 to $11.9 million at June 30, 2009, resulting primarily from a significant increase in accounts receivable in 2009 due to increased sales and pass-through costs at Barrett-NDEx. Additionally, at December 31, 2008, we had overpaid our state and federal income taxes, resulting in a net receivable position, but at June 30, 2009, we owed federal income taxes, resulting in a payable position for federal taxes. This change partially offset the increase in accounts receivable.
Our allowance for doubtful accounts, allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of June 30, 2009 and December 31, 2008 is set forth in the table below:

		December 31,
	June 30, 2009	2008
Allowance for doubtful accounts (in thousands)	$964	$1,398
Allowance for doubtful accounts as a percentage of gross accounts receivable	1.8%	3.5%
Day sales outstanding	75.5	62.6
The decrease in allowance for doubtful accounts as a percentage of gross accounts receivable primarily results from of the large increase in receivables from the Barrett law firm, a customer of Barrett-NDEx which we acquired in September 2008, for which we carry no allowance for doubtful accounts. No allowance is carried on these accounts because, to date, we have not experienced any problems in collecting payment from the Barrett law firm, which is required to remit all amounts due to us with respect to files we serviced in accordance with the time periods upon which we have agreed.
We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. In calculating our DSO for the year ended December 31, 2008, we annualized the revenues from Barrett-NDEx, which we have only owned since September 2, 2008. Our DSO increased significantly from December 31, 2008 to June 30, 2009, primarily because (1) at December 31, 2008, Trott & Trott paid a significant portion of its accounts receivable balance early, which it did not do at the end of the second quarter of 2009; and (2) the number of unbilled files from our Texas and California operations as well as the number of billed pass through costs related to our California operations grew, increasing accounts receivable from that operation.
We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $3.5 million in each of the six months ended June 30, 2009 and 2008. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows Used by Investing Activities
Net cash used by investing activities decreased $19.1 million, or 86.3%, to $(3.0) million in the six months ending June 30, 2009 from $(22.2) million in the six months ended June 30, 2008. In the first six months of 2009 and 2008, we used cash primarily in connection with acquisitions and capital expenditures for offices, equipment, and software. Cash paid for acquisitions totaled $19.9 million for the six months ended June 30, 2008, compared to $1.4 million in earnouts paid during the six months ended June 30, 2009. Capital expenditures and purchases of software were approximately $1.6 million and $2.3 million for the six months ended June 30, 2009 and 2008, respectively. About 28% of our capital spending in the first six months of 2009 related to office moves and related expenditures and a building restoration project at one of our facilities, and another 26% related to spending on various technology enhancements. We expect the costs for capital expenditures to range between 2.0% and 3.0% of our total revenues, on an aggregated basis, for the year ending December 31, 2009, which we expect to use to upgrade our press operations, for improvements to our proprietary case management systems, for telecommunications equipment at NDeX and in connection with our business continuity and disaster readiness initiatives.
Finite-lived intangible assets decreased $8.0 million, or 3.1%, to $246.9 million at June 30, 2009 from $254.9 million as of December 31, 2008. This decrease was due to recording amortization expense, offset somewhat by an increase of $1.3 million to the service agreement intangible recorded in connection with the mortgage default processing services business of Wilford & Geske partially achieving certain EBITDA targets set forth in the purchase agreement. Our purchase price allocation for Barrett-NDEx is still preliminary and, when finalized, may change the amount of the finite-life intangible assets acquired from Barrett-NDEx. In the event that the Barrett-NDEx operations achieve the earnout targets as more fully described in “Recent Acquisitions” above, we could be obligated to pay up to $13.0 million in the fourth quarter of 2009. Based on the adjusted EBITDA for Barrett-NDEx for the first three calendar quarters following the close of the acquisition, Barrett-NDEx appears to be on course to earn the maximum earnout payment of $13.0 million. In addition, in the six months ended June 30, 2009, the Company recorded an additional $0.9 million of amortization expense to write off the non-compete agreement with Michael Barrett who died in January 2009.
Goodwill decreased to $118.0 million as of June 30, 2009, from $119.0 million at December 31, 2008, resulting from the reduction of a $1.0 million liability to zero in connection with the proposed plan of restructure related to the acquisition of Barrett-NDEx.
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
Net cash (used) provided by financing activities decreased $20.2 million to a $(6.4) million use of cash in the six months ended June 30, 2009 from $13.9 million of cash provided in the six months ended June 30, 2008. In the first six months of 2009, financing activity was limited to payments on our senior long-term debt and our unsecured note payable to Feiwell & Hannoy, as there were no new borrowings. Long-term debt, less current portion, decreased $6.2 million, or 4.3%, to $137.2 million as of June 30, 2009 from $143.5 million as of December 31, 2008.
On August 7, 2009, APC Investments and Feiwell & Hannoy will have the right, for a period of six months, to require NDeX to repurchase all or any portion of the NDeX membership interests they hold on the terms and conditions more fully described in “Noncontrolling Interests” above. We do not know if APC Investments and/or Feiwell & Hannoy will exercise their respective put right when it becomes exercisiable. For illustration purposes only and assuming that APC Investments and Feiwell & Hannoy’s put rights were exercisable on June 30, 2009 and they were exercised, NDeX would have been obligated to pay APC Investments and Feiwell & Hannoy $16.8 million in the aggregate over a period of three years with interest at a rate equal to prime plus 2.0%.
Credit Agreement. On August 8, 2007, we, including our consolidated subsidiaries, entered into a second amended and restated credit agreement, effective August 8, 2007, with a syndicate of bank lenders and U.S. Bank National Association, as lead bank and agent for the lenders, for a senior secured credit facility comprised of a term loan facility due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility with a final maturity date of August 8, 2012.

At June 30, 2009, we had $149.1 million outstanding under our term loan, and no amount outstanding under our revolving line of credit and available capacity of approximately $40.0 million, after taking into account the senior leverage ratio requirements under the credit agreement. We will use the remaining availability under our credit agreement, if at all, for working capital and other general corporate purposes, including the financing of acquisitions.
At June 30, 2009, the weighted average interest rate on our senior term note was 3.2%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At June 30, 2009, all of the interest on our senior note was based on LIBOR.
Future Needs
We expect that cash flow from operations, supplemented by short and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations, capital expenditure requirements, any payment obligations upon the exercise of the put right by APC Investments or Feiwell & Hannoy as described in “Noncontrolling Interests” above, and any payment we may owe to the sellers of Barrett-NDeX if they satisfy the adjusted EBITDA target set forth in the purchase agreement as described in “Recent Acquisitions” above). However, our ability to generate sufficient cash flow in the future could be adversely impacted by regulatory, lender and other responses to the mortgage crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments — Regulatory Environment” in our annual report on Form 10-K filed with the SEC on March 12, 2009 and earlier in this report.
We plan to continue to develop and evaluate potential acquisitions to expand our product and service offerings and customer base and enter new geographic markets. We intend to fund these acquisitions over the next twelve months with funds generated from operations and borrowings under our credit facility. We may also need to raise money to fund these acquisitions, as we did for the acquisition of Barrett-NDEx, through the sale of our equity securities or additional debt financing.
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
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, requires us to recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of June 30, 2009, our interest rate swap agreements were not designated for hedge accounting treatment under SFAS No. 133, and as a result, the fair value is classified within other deferred revenue and other liabilities on our balance sheet and as a component of interest expense in our statement of operations for the year then ended. For the three and six months ended June 30, 2009, we recognized interest income of $0.3 million and $0.5 million, respectively, related to the change in fair value of the interest rate swap agreements. For the three months ended June 30, 2008, we recognized interest income of $1.2 million, and, for the six months ended June 30, 2008, we recognized no interest income or expense, related to the change in fair value of the interest rate swap agreements. At June 30, 2009 and 2008, the estimated fair value of our fixed interest rate swaps was a liability of $2.1 and $1.2 million, respectively.

If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.
Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $212,000 (pre-tax) and $110,000 (pre-tax) for the six months ended June 30, 2009 and 2008, respectively.
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
Changes in Internal Control over Financial Reporting
There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, and we do not believe that any such existing litigation is material to our financial condition or results of operations.
Item 1A. Risk Factors
The following risk factor updates and supersedes the risk factor included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009 under the caption “We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.” Other than as set forth below, there have been no material changes from the risk factors we previously disclosed in “Risk Factors” in Item 1A of our annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009.
We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.
We rely heavily on our senior management team, including James P. Dolan, our founder, chairman, chief executive officer and president; Scott J. Pollei, our executive vice president and chief operating officer; David A. Trott, chairman and chief executive officer of NDeX; Mark W.C. Stodder, our executive vice president — business information; and Vicki J. Duncomb, our vice president and chief financial officer, because they have a unique understanding of our diverse product and service offerings and the ability to manage an organization that has a diverse group of employees. Our ability to retain Messrs. Dolan, Pollei, Trott and Stodder and Ms. Duncomb and other key personnel is therefore very important to our future success. In addition, we rely on our senior management, especially Mr. Dolan, to identify growth opportunities through the development or acquisition of additional publications and professional services opportunities.

We have employment agreements with Messrs. Dolan, Pollei, Trott and Stodder and Ms. Duncomb. These employment agreements, however, do not ensure that Messrs. Dolan, Pollei, Trott and Stodder and Ms. Duncomb will not voluntarily terminate their employment with us. Further, we do not typically enter into employment agreements with other key personnel. In addition, our key personnel are subject to non-competition restrictions, which generally restrict such employees from working for competing businesses for a period of one year after the end of their employment with us. These non-compete provisions, however may not be enforceable. We also do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require the remaining key personnel to divert immediate and substantial attention to seeking a replacement. Competition for senior management personnel is intense. An inability to find a suitable replacement for any departing executive officer or key employee on a timely basis could adversely affect our ability to operate and grow our business.
Item 2. Unregistered Sales of Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On May 15, 2009, we held an annual meeting of stockholders, where the stockholders voted upon (1) the election of Anton J. Christianson and Jacques Massicotte as Class II directors to serve until our 2012 annual meeting and (2) the ratification of the audit committee’s appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for 2009. These proposals received the following votes:
Proposal 1: To elect Anton J. Christianson and Jacques Massicotte as Class II Directors

	For	Withheld
Anton J. Christianson	15,923,289	7,072,102
Jacques Massicotte	15,925,370	7,070,021
Proposal 2: Ratification of audit committee’s appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for 2009

For	Against	Abstain	Broker Non-Votes
22,863,151	130,973	1,267	—
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
No	Title	Method of Filing
10.1	Second Amendment to the Services Agreement between American Processing Company, LLC and Wilford & Geske, P.A. dated June 4, 2009	Filed herewith. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.2	Amendment No. 5 to the American Processing Company, LLC Operating Agreement	Filed herewith.

10.3	Second Amended and Restated Credit Agreement, dated as of August 8, 2007, among the Company, its consolidated subsidiaries, the banks from time to time party thereto, LaSalle Bank National Association, as one of the banks and as Syndication Agent, Associated Bank National Association and Bank of the West, each as one of the banks and as Co-Documentation Agents, and U.S. Bank National Association, as one of the banks, LC bank and Lead Arranger and as agent for the banks.	Filed herewith.

10.4	First Amendment to Second Amended and Restated Credit Agreement with the Company, its consolidated subsidiaries and a syndicate of lenders dated July 28, 2008	Filed herewith.

10.5	Separation Agreement and General Release between the Company and Mark E. Baumbach dated July 28, 2009	Incorporated by reference to our current report on Form 8-K filed with the SEC on July 28, 2009.

10.6	Amended and Restated Employment Agreement between the Company and Scott J. Pollei dated August 1, 2009	Incorporated by reference to our current report on Form 8-K filed with the SEC on August 4, 2009.

10.7	Employment Agreement between the Company and Vicki J. Duncomb dated August 1, 2009	Incorporated by reference to our current report on Form 8-K filed with the SEC on August 4, 2009.

10.8	Second Amendment to the Employment Agreement between the Company and the Mark W.C. Stodder dated August 1, 2009	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Furnished herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLAN MEDIA COMPANY
Dated: August 7, 2009

	By:	/s/ James P. Dolan
James P. Dolan
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 7, 2009

	By:	/s/ Vicki J. Duncomb
Vicki J. Duncomb
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
No	Title	Method of Filing
10.1	Second Amendment to the Services Agreement between American Processing Company, LLC and Wilford & Geske, P.A. dated June 4, 2009	Filed herewith. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.2	Amendment No. 5 to the American Processing Company, LLC Operating Agreement	Filed herewith.

10.3	Second Amended and Restated Credit Agreement, dated as of August 8, 2007, among the Company, its consolidated subsidiaries, the banks from time to time party thereto, LaSalle Bank National Association, as one of the banks and as Syndication Agent, Associated Bank National Association and Bank of the West, each as one of the banks and as Co-Documentation Agents, and U.S. Bank National Association, as one of the banks, LC bank and Lead Arranger and as agent for the banks.	Filed herewith.

10.4	First Amendment to Second Amended and Restated Credit Agreement with the Company, its consolidated subsidiaries and a syndicate of lenders dated July 28, 2008	Filed herewith.

10.8	Second Amendment to Employment Agreement between the Company and Mark W.C. Stodder dated August 1, 2007	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Furnished herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith.