Form 10-Q
period 2009-09-30
Dolan Media CO
filed 2009-11-06
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 4, 2009, there were 30,083,354 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Dolan Media Company
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,640	$2,456
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $914 and $1,398 as of September 30, 2009 and December 31, 2008, respectively)	53,338	38,776
Unbilled pass-through costs	14,893	7,164
Prepaid expenses and other current assets	4,642	4,881
Deferred income taxes	397	397

Total current assets	93,910	53,674
Investments	16,923	16,663
Property and equipment, net	15,534	21,438
Finite-life intangible assets, net	166,515	254,917
Indefinite life intangible assets	203,108	118,983
Other assets	5,490	5,166

Total assets	$501,480	$470,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$12,825	$12,048
Due to sellers of acquired businesses	13,000	75
Accounts payable	7,015	9,116
Accrued pass-through liabilities	27,356	21,598
Accrued compensation	7,801	7,673
Accrued liabilities	4,277	2,738
Deferred revenue	15,738	13,014

Total current liabilities	88,012	66,262
Long-term debt, less current portion	133,675	143,450
Deferred income taxes	7,644	18,266
Deferred revenue and other liabilities	4,772	5,136

Total liabilities	234,103	233,114

Redeemable noncontrolling interest	28,484	15,760

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,079,014 and 29,955,018 shares as of September 30, 2009 and December 31, 2008, respectively	30	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Additional paid-in capital	285,513	291,310
Accumulated deficit	(46,650)	(69,373)

Total stockholders’ equity	238,893	221,967

Total liabilities and stockholders’ equity	$501,480	$470,841

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Professional Services	$39,996	$25,673	$126,322	$62,542
Business Information	22,348	22,211	66,998	68,406

Total revenues	62,344	47,884	193,320	130,948

Operating expenses
Direct operating: Professional Services	15,553	9,941	46,693	22,688
Direct operating: Business Information	6,952	7,961	21,827	23,686
Selling, general and administrative	22,910	18,950	66,073	51,787
Break-up fee	—	1,500	—	1,500
Amortization	3,924	3,050	13,219	7,587
Depreciation	2,264	1,501	6,738	3,790

Total operating expenses	51,603	42,903	154,550	111,038

Equity in earnings of affiliates	731	1,329	3,461	4,355

Operating income	11,472	6,310	42,231	24,265

Non-operating income (expense)
Interest expense, net of interest income	(1,607)	(1,851)	(5,305)	(4,611)
Non-cash interest income (expense) related to interest rate swaps	205	(80)	735	(58)
Other income	23	11	1,469	34

Total non-operating expense	(1,379)	(1,920)	(3,101)	(4,635)

Income before income taxes	10,093	4,390	39,130	19,630
Income tax expense	(3,529)	(1,471)	(13,207)	(7,257)

Net income	6,564	2,919	25,923	12,373
Less: Net income attributable to the redeemable noncontrolling interest	(694)	(466)	(3,200)	(1,516)

Net income attributable to Dolan Media Company	$5,870	$2,453	$22,723	$10,857

Earnings per share — basic:
Net income attributable to Dolan Media Company	$0.20	$0.09	$0.76	$0.42
Accretion of redeemable noncontrolling interest, net of tax	(0.02)	—	(0.26)	—

Net income attributable to Dolan Media Company common stockholders	$0.18	$0.09	$0.50	$0.42

Weighted average shares outstanding — basic	29,843,444	27,926,118	29,821,661	25,940,102

Earnings per share — diluted:
Net income attributable to Dolan Media Company	$0.20	$0.09	$0.76	$0.42
Accretion of redeemable noncontrolling interest, net of tax	(0.02)	—	(0.26)	—

Net income attributable to Dolan Media Company common stockholders	$0.18	$0.09	$0.50	$0.42

Weighted average shares outstanding — diluted	29,932,275	28,059,701	29,908,462	26,105,413

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Stockholders’ Equity
 (in thousands, except share data)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance (deficit) at December 31, 2007	25,088,718	$25	$212,364	$(83,676)	$128,713
Net income	—	—	—	14,303	14,303
Private placement of common stock, net of offering costs	4,000,000	4	60,483	—	60,487
Issuance of common stock in a business acquisition	825,528	1	16,460	—	16,461
Issuance of common stock pursuant to the exercise of stock options under the 2007 incentive compensation plan	8,089	—	21	—	21
Stock-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	32,683	—	1,918	—	1,918
Tax benefit on stock options exercised	—	—	64	—	64

Balance (deficit) at December 31, 2008	29,955,018	$30	$291,310	$(69,373)	$221,967
Net income attributable to Dolan Media Company	—	—	—	22,723	22,723
Accretion of redeemable noncontrolling interest, net of tax	—	—	(7,665)	—	(7,665)

Net income attributable to Dolan Media Company common stockholders	—	—	—	—	15,058
Issuance of common stock pursuant to the exercise of stock options under the 2007 incentive compensation plan	5,033	—	7	—	7
Stock-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	118,963	—	1,861	—	1,861

Balance (deficit) at September 30, 2009	30,079,014	$30	$285,513	$(46,650)	$238,893

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net income	$25,923	$12,373
Distributions received from The Detroit Legal News Publishing, LLC	4,200	5,600
Distributions paid to holders of noncontrolling interest	(3,145)	(1,351)
Non-cash operating activities:
Amortization	13,219	7,587
Depreciation	6,738	3,790
Equity in earnings of affiliates	(3,461)	(4,355)
Stock-based compensation expense	1,861	1,341
Deferred income taxes	166	(576)
Change in value of interest rate swap and accretion of interest on note payable	(731)	213
Amortization of debt issuance costs	182	156
Change in accounting estimate related to self-insured medical reserve	—	(470)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and unbilled pass-through costs	(22,290)	(9,354)
Prepaid expenses and other current assets	239	(1,840)
Other assets	(507)	90
Accounts payable and accrued liabilities	7,110	1,048
Deferred revenue	2,600	1,959

Net cash provided by operating activities	32,104	16,211

Cash flows from investing activities
Acquisitions and investments	(2,441)	(183,518)
Capital expenditures	(2,584)	(3,957)
Other	100	100

Net cash used in investing activities	(4,925)	(187,375)

Cash flows from financing activities
Net payments on senior revolving note	—	90,000
Proceeds from borrowings or conversions on senior term notes	—	25,000
Payments on senior long-term debt	(7,250)	(2,746)
Proceeds from private placement of common stock, net of offering costs	—	60,541
Capital contribution from holder of noncontrolling interest	—	1,179
Payment on unsecured note payable	(1,750)	(1,750)
Payment of deferred financing costs	—	(404)
Proceeds from stock option exercises	7	3
Other	(2)	(6)

Net cash (used) provided by financing activities	(8,995)	171,817

Net increase in cash and cash equivalents	18,184	653
Cash and cash equivalents at beginning of the period	2,456	1,346

Cash and cash equivalents at end of the period	$20,640	$1,999

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
The statement of operations for the three and nine months ended September 30, 2008 changed from the Company’s previous presentation because a $1.5 million break-up fee recorded in the third quarter of 2008 was previously classified as a non-operating expense and is now included as an operating expense. See Note 3 for more information regarding the break-up fee.
The Company has also adjusted certain amounts on the balance sheet as of December 31, 2008 to reflect the retroactive application of the equity method of accounting to reflect that portion of the income and losses of GovDelivery, Inc. attributable to the Company’s ownership from the date of the income and investment. The Company had previously accounted for its investment in GovDelivery under the cost method of accounting. See Note 4 for more information about the change in the Company’s investment in GovDelivery.
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiaries and it majority ownership interest in American Processing Company, LLC d/b/a NDeX (NDeX). The Company accounts for the percentage interest in NDeX that it does not own as noncontrolling interest.
All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Derivative Instruments: Under the Company’s bank credit facility, it is required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce its exposure to risk from changes in interest rates. The Company uses interest rate swaps because it is exposed to market risks related to interest rates, with its exposure to changes in interest rates being limited to borrowings under its credit facility. The Company has not designated these interest rate swap agreements for hedge accounting treatment. As of September 30, 2009, the Company had swap arrangements that convert $40.0 million of its variable rate term loan into a fixed rate obligation. The Company does not enter into derivatives or other financial instrument transactions for speculative purposes. The interest rate swaps are valued using market interest rates, and are included in “deferred revenue and other liabilities” in the Company’s unaudited condensed consolidated balance sheet and were valued at $1.9 million at September 30, 2009. These derivative instruments are classified within level 2 under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157).
Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these instruments. To estimate the fair value of debt issuances that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At September 30, 2009, the estimated fair value of debt was $133.4 million compared to a carrying value of $146.5 million.

New Accounting Pronouncements: In December 2007, the FASB issued ASC 805 (formerly SFAS No. 141R) which changes how the Company accounts for business acquisitions occurring after January 1, 2009. ASC 805 requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, ASC 805 was effective beginning January 1, 2009. Accordingly, the Company is now required to expense, in the period incurred, acquisition-related costs, rather than including such costs in the purchase price as it has historically done in prior year periods. The Company did not consummate any acquisitions or incur any significant transaction related costs during the nine months ended September 30, 2009. See Note 14 “Subsequent Events” for information relating to acquisitions the Company consummated after September 30, 2009.
In December 2007, the FASB issued ASC 810 (formerly SFAS No. 160), which establishes new standards governing the accounting for and reporting of noncontrolling interest (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI (previously referred to as minority interest), in most cases, be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires the Company to change certain presentation and disclosures in its financial statements. For the Company, ASC 810 was effective beginning January 1, 2009. The Company’s noncontrolling interest consists of the 15.3% aggregate membership interest in its subsidiary, NDeX, held by APC Investments, LLC, Feiwell & Hannoy Professional Corporation and the sellers of Barrett-NDEx (defined in Note 3 below) or their transferees (as a group). Under the NDeX operating agreement, each of the holders of the noncontrolling interest has the right, for a certain period of time, to require NDeX to repurchase all or any portion of the NDeX membership interests held by such holder. To the extent any holder timely exercises this right, the purchase price of such membership interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. Because the NCI has a redeemable feature outside of the control of the Company, the Company will continue to show the NCI on the mezzanine section of the balance sheet between “Liabilities” and “Stockholders’ Equity,” rather than as a separate component of equity. Because the redeemable feature of the NCI is based upon a formula, the Company is required to employ the provisions of ASC 480 (formerly EITF Topic D-98), which ASC 810 amended, and adjust the NCI to either the fair value or the redemption amount at each reporting period. The Company has recorded its noncontrolling interest at the redemption amount, with the adjustment recorded through “additional paid-in capital” rather than directly as a charge against earnings, and has therefore employed the two-class method as set forth in ASC 260 (formerly EITF 03-6) to calculate earnings per share based on net income attributable to its common stockholders. The Company has recorded an adjustment of $0.4 million and $7.7 million (both net of tax) to record the redeemable noncontrolling interest to its redemption value for the three and nine months ended September 30, 2009, respectively. If ASC 810 was effective at December 31, 2008, the carrying amount of the noncontrolling interest of $15.8 million would have been adjusted to reflect the redemption value of $16.8 million, resulting in a $0.6 million adjustment to additional paid-in capital (net of tax). The provisions of the standard have been applied to the NCI prospectively for periods after January 1, 2009, except for the presentation and disclosure requirements, which have been applied retrospectively to all periods presented.
In March 2008, the FASB updated its guidance in ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161), requiring companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of the risks that such companies are intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This was effective beginning January 1, 2009 for the Company. Accordingly, the Company has included the required disclosures in “Use of Derivative Instruments” above.

In April 2009, the FASB issued guidance regarding interim disclosures about the fair value of financial instruments, which increases the frequency of certain fair value disclosures from annual to quarterly. Such disclosures include the fair value of all financial instruments within the scope of ASC 820 (formerly SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”) as well as the methods and significant assumptions used to estimate fair value. This guidance was effective for interim periods ending after June 15, 2009. Accordingly, the Company has included these disclosures in “Fair Value of Financial Instruments” above.
In May 2009, the FASB updated its guidance in ASC 855 (formerly SFAS No. 165) regarding subsequent events, establishing principles and requirements for subsequent events. In particular, ASC 855 sets forth the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. This updated guidance is effective for interim periods ending after June 15, 2009. Accordingly, the Company has applied the provisions of this statement in the current reporting period. See Note 14 for information relating to any subsequent events.
Note 2. Basic and Diluted Income Per Share
Basic per share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. As described in the Company’s discussion of ASC 810 in Note 1 above, the Company has employed the two-class method to calculate earnings per share based on net income attributable to its common stockholders. At September 30, 2009 and December 31, 2008, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 12 for information on stock options) unless their effect is anti-dilutive.
The following table computes basic and diluted net income per share (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income attributable to Dolan Media Company	$5,870	$2,453	$22,723	$10,857
Accretion of redeemable noncontrolling interest, net of tax	(372)	—	(7,665)	—

Net income attributable to Dolan Media Company common stockholders	$5,498	$2,453	$15,058	$10,857

Basic:
Weighted average common shares outstanding	30,080	28,093	30,023	26,106
Weighted average common shares of unvested restricted stock	(237)	(167)	(201)	(166)

Shares used in the computation of basic net income per share	29,843	27,926	29,822	25,940

Net income attributable to Dolan Media Company common stockholders per share — basic	$0.18	$0.09	$0.50	$0.42

Diluted:
Shares used in the computation of basic net income per share	29,843	27,926	29,822	25,940
Stock options and restricted stock	89	134	86	165

Shares used in the computation of dilutive net income per share	29,932	28,060	29,908	26,105

Net income attributable to Dolan Media Company common stockholders per share — diluted	$0.18	$0.09	$0.50	$0.42

For the three months ended September 30, 2009 and 2008, options to purchase approximately 1.6 million and 1.2 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive. For the nine months ended September 30, 2009 and 2008, options to purchase approximately 1.4 million and 13,000 weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.

Note 3. Acquisitions
Management is responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets acquired and liabilities assumed represent management’s estimate of fair values. Management determines valuations through a combination of methods, which include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The Company did not consummate any acquisitions during the nine months ended September 30, 2009. See Note 14 for a discussion of acquisitions that the Company consummated after September 30, 2009. For acquisitions consummated in 2008, the Company has included the results of these acquisitions in the accompanying interim condensed consolidated statement of operations from the respective acquisition dates forward.
Wilford & Geske: On February 22, 2008, NDeX acquired the mortgage default processing services business of Wilford & Geske, a Minnesota law firm. Under the purchase agreement, NDeX was obligated to pay up to an additional $2.0 million in purchase price depending upon the adjusted EBITDA for this business during the twelve months ended March 31, 2009. In connection with the partial achievement of this performance target, NDeX paid an additional $1.3 million in purchase price to the sellers in the second quarter of 2009. The Company has allocated this amount to the long-term service agreement entered into with the law firm Wilford & Geske, which is being amortized over the remaining initial contract term.
Midwest Law Printing Co., Inc.: On June 30, 2008, the Company acquired the assets of Midwest Law Printing Co., Inc., which provides printing and appellate services in Chicago, Illinois. During the second quarter of 2009, the Company paid to the seller $75,000, which it had held back at the closing to secure indemnification claims. Under the purchase agreement, the Company was also obligated to pay the seller up to an additional $225,000 in three annual installments of up to $75,000 each based upon the revenues it earns from the assets in each of the three years following closing. In connection with the satisfaction of the first revenue target, the Company paid the seller $75,000 in additional purchase price, during the second quarter of 2009, which has been allocated to a customer list.
National Default Exchange, L.P. and related entities: On September 2, 2008, NDeX acquired all of the outstanding equity interests in National Default Exchange Management, Inc., National Default Exchange Holdings, LP, THP/ NDEx AIV, Corp., and THP/ NDEx AIV, LP (all of such entities referred to collectively as “Barrett-NDEx”). The table below (amounts in thousands) shows the Company’s preliminary allocation of purchase price, along with the final purchase price allocation completed in the third quarter of 2009. The final allocation also includes adjustments to goodwill for the achievement of the earnout ($13.0 million) as well as the adjustment to deferred income taxes recorded as a result of the adjustments to the fair value of the intangible assets acquired in this acquisition. See Note 8 for additional information relating to the deferred income taxes adjustment.

	Amortization	Preliminary	Final
	Period	Allocation	Allocation

Long-term service agreement	25 years	$154,000	$59,728
Customer list	15 years	—	19,565
Non-compete agreements	5 years	5,000	3,198

Finite-life intangible assets		159,000	82,491

Trade names	—	—	6,537
Goodwill	—	37,827	116,927

Indefinite life intangible asset		37,827	123,464

Software	2 years	6,949	5,542

Total		$203,776	$211,497

The Company’s preliminary purchase price allocation combined the services agreement with the Barrett law firm and customer list related to California foreclosure files as a single intangible asset. In completing the final allocation, the Company determined that the California customer list is a separate identifiable asset from the services agreement because the services agreement requires NDeX to provide mortgage default processing services only to the Barrett law firm whereas NDeX provides these services directly to California customers under no specific services agreement. The Company’s initial assumptions regarding Barrett-NDEx’s California operations also included obtaining new customers in the California market, the value of which the Company preliminarily allocated to the services agreement and later determined was goodwill.

The values of the intangible assets and software acquired were estimated by management with the assistance of an independent third-party valuation firm. The primary assets acquired were the services agreement and the customer list. To estimate the fair value of these assets, the Company used a discounted cash flow analysis (income approach) using an average annual growth rate of approximately 3% and a discount rate of 15.4%.
The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in connection with this acquisition (i.e. goodwill) because the acquired business is a complement to NDeX and the Company anticipated cost savings and revenue synergies through combined general and administrative functions. This goodwill is deductible for tax purposes.
In connection with the closing of this acquisition, the Company also recorded, as additional purchase price, a liability of $1.5 million for the estimated severance costs related to involuntary employee terminations resulting from the anticipated elimination of certain duplicative positions, which was expected to be paid out in cash within the twelve months following the acquisition. This liability was included as goodwill in the preliminary allocation of the purchase price. In the second quarter of 2009, the Company eliminated certain positions in connection with this plan for aggregate payments of approximately $453,000. Also in the second quarter, the Company completed its plan of restructuring and determined that it will not be eliminating any additional positions under this restructuring plan. Accordingly, the Company reduced the liability to zero as a purchase price adjustment to goodwill.
Break-up Fee: Pursuant to its agreement with the sellers of a business that the Company intended to acquire, the Company paid $1.5 million to such sellers during the three months ended September 30, 2008 because the Company was unable to obtain debt financing on terms and timing satisfactory to the Company to close the acquisition. During the three months ended September 30, 2009, the Company changed its presentation of this expense on the statement of operations for the three and nine months ended September 30, 2008, from a non-operating expense to an operating expense because it determined that acquisitions are not an infrequent or unusual part of the Company’s operations.
Pro Forma Information: Actual results of operations of the companies acquired in 2008 are included in the unaudited condensed consolidated interim financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the following acquisitions: (1) the mortgage default processing services business of Wilford & Geske acquired in February 2008, (2) the assets of Legal & Business Publishers, Inc. acquired in February 2008, (3) the assets of Midwest Law Printing Company, Inc. acquired in June 2008, and (4) the business of Barrett-NDEx acquired in September 2008, using the purchase method as if the acquisitions occurred on January 1, 2008. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year. There is no corresponding pro forma data shown for the three and nine months ended September 30, 2009, as the Company has included each of the above acquisitions in its actual operating results for the full periods (in thousands, except per share data):

	Pro Forma
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Total revenues	$61,446	$186,519
Net income attributable to Dolan Media Company common stockholders	2,566	11,446
Net income attributable to Dolan Media Company common stockholders per share:
Basic	$0.09	$0.43

Diluted	$0.09	$0.43

Actual/Pro forma weighted average shares outstanding:
Basic	28,482	26,675

Diluted	28,610	26,839

Note 4. Investments
Investments consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

	Accounting		Percent	September 30,	December 31,
	Method		Ownership	2009	2008

The Detroit Legal News Publishing, LLC	Equity		35	$15,680	$16,226
GovDelivery, Inc.	Equity	(1)	22	1,243	437

Total				$16,923	$16,663

(1)	— The percentage of ownership for GovDelivery, Inc. is shown on a common stock equivalent basis.
For the three and nine month periods ended September 30, 2009 and 2008, the equity (loss) in earnings is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

The Detroit Legal News Publishing, LLC	$924	$1,329	$3,654	$4,355
GovDelivery, Inc.	(193)	—	(193)	—

Total	$731	$1,329	$3,461	$4,355

In the three and nine months ended September 30, 2009, the Company recorded the adjustment representing its share of the losses of GovDelivery, Inc. for 2009. This adjustment resulted from the Company’s application of the equity method of accounting for its investment in GovDelivery, Inc. in the third quarter of 2009. See below for more information regarding this change to the equity method of accounting.
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
The following table summarizes certain key information relating to the Company’s investment in DLNP as of September 30, 2009 and December 31 2008, and for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	As of September 30,	As of December 31,
	2009	2008
Carrying value of investment	$15,680	$16,226
Underlying finite-lived customer list, net of amortization	9,298	10,429

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Equity in earnings of DLNP, net of amortization of customer list	$924	$1,329	$3,654	$4,355
Distributions received	700	2,100	4,200	5,600
Amortization expense	377	377	1,131	1,131

DLNP publishes ten legal newspapers, along with one quarterly magazine, all located in southern Michigan. Summarized financial information for DLNP for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$9,565	$11,676	$33,048	$36,113
Cost of revenues	3,807	4,874	13,245	14,413

Gross profit	5,758	6,802	19,803	21,700
Selling, general and administrative expenses	1,663	1,593	4,989	4,825

Operating income	4,095	5,209	14,814	16,875

Net income	$3,717	$4,873	$13,670	$15,673

Company’s 35% share of net income	$1,301	$1,706	$4,784	$5,486
Less amortization of intangible assets	377	377	1,130	1,131

Equity in earnings of DLNP, LLC	$924	$1,329	$3,654	$4,355

GovDelivery, Inc.: In August 2009, the Company made an additional investment in GovDelivery, Inc. by purchasing 1,000,000 shares of its preferred stock for $1,000,000. Prior to this investment, the Company had accounted for its ownership in GovDelivery using the cost method of accounting because the Company only owned approximately 15.0% of GovDelivery’s outstanding voting stock (on an as-converted basis) and did not have the ability to exert influence. The additional investment increased the Company’s ownership in GovDelivery to 21.9% of the outstanding voting stock of GovDelivery (on an as-converted basis). As a result, the Company has determined that it will account for this investment using the equity method. Therefore, the Company has retroactively applied the equity method of accounting to reflect that portion of GovDelivery’s income and losses attributable to its ownership from the date of its original investment.
In addition to the Company’s ownership in GovDelivery, James P. Dolan, the Company’s Chairman, President and Chief Executive Officer personally owns approximately 139,000 shares of preferred stock of GovDelivery, or 1.0% (on an as-converted basis). He also served as a member of the GovDelivery board of directors until his resignation in March 2008.
Note 5. Intangible Assets
Indefinite Life Intangible Assets: Indefinite life intangible assets consist of trade names and goodwill. Trade names consist of trademarks and domain names associated with the Barrett-NDEx acquisition. The Company has determined that these assets have an indefinite life and therefore will not be amortized. The Company will review them annually for impairment. As of September 30, 2009, the trade names balance was $6.5 million. The Company had no balance for trade names as of December 31, 2008.
The following table represents the goodwill balances as of September 30, 2009 and December 31, 2008 and changes in goodwill by segment for the nine months ended September 30, 2009 (in thousands):

	Professional	Business
	Services	Information	Total
Balance as of December 31, 2008	$59,751	$59,232	$118,983
Barrett-NDEx	77,588	—	77,588

Balance as of September 30, 2009	$137,339	$59,232	$196,571

The change in goodwill in the Professional Services Division resulted from the completion of the valuation of the assets acquired in the 2008 Barrett-NDEx acquisition as well as the $13.0 million earnout liability recorded as an addition to goodwill at September 30, 2009, in connection with the satisfaction of the $28.0 million adjusted EBITDA earnout target.

Finite-Life Intangible Assets: The following table summarizes the components of finite-life intangible assets as of September 30, 2009 and December 31, 2008 (in thousands, except amortization periods):

		As of September 30, 2009			As of December 31, 2008
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Mastheads	30	$11,965	$(2,096)	$9,869	$11,965	$(1,796)	$10,169
Advertising customer lists	5-11	16,566	(7,480)	9,086	16,566	(6,286)	10,280
Subscriber customer lists	2-14	7,645	(3,218)	4,427	7,645	(2,666)	4,979
Professional services customer lists	7	7,707	(4,542)	3,165	7,632	(3,717)	3,915
Noncompete agreements	5	3,948	(2,309)	1,639	5,750	(666)	5,084
NDeX long-term service contracts	15-25	120,857	(18,115)	102,742	213,877	(10,779)	203,098
NDeX customer lists	14-15	32,831	(1,918)	30,913	13,267	(1,065)	12,202
Customer relationships	14	3,283	(668)	2,615	3,283	(496)	2,787
SunWel contract	7	3,322	(1,263)	2,059	3,322	(919)	2,403

Total intangibles		$208,124	$(41,609)	$166,515	$283,307	$(28,390)	$254,917

The change in the finite-life intangible assets as of September 30, 2009 resulted from the completion of the valuation of the assets acquired in the Barrett-NDEx acquisition; refer to Note 3 for additional information pertaining to the valuation of these intangible assets. Total amortization expense for finite-life intangible assets for the three months ended September 30, 2009 and 2008 was approximately $3.9 million and $3.1 million, respectively, and for the nine months ended September 30, 2009 and 2008 was approximately $13.2 million and $7.6 million, respectively. In the nine months ended September 30, 2009, the Company also recorded an additional $0.9 million of amortization expense to write off the non-compete agreement with Michael Barrett, a senior officer of Barrett-NDEx, who died in January 2009.
Note 6. Long-Term Debt, Capital Lease Obligation
A summary of long-term debt is as follows (in thousands):

	September 30,	December 31,
	2009	2008
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$146,500	$153,750
Senior variable-rate revolving note due August 8, 2012	—	—

Total senior secured debt	146,500	153,750
Unsecured note payable	—	1,746
Capital lease obligations	—	2

	146,500	155,498
Less current portion	12,825	12,048

Long-term debt, less current portion	$133,675	$143,450

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
At September 30, 2009, the Company had net unused available capacity of $40.0 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility, and outstanding debt of $146.5 million (all of which was under the term loan facility). At September 30, 2009, the weighted-average interest rate on the senior term note was 2.4%. The Company is subject to certain restrictions and covenant ratio requirements relating to its financing arrangement, all of which were satisfied as of September 30, 2009.
Unsecured Note Payable: During the nine months ended September 30, 2009, NDeX made the final $1.8 million payment to Feiwell & Hannoy on a $3.5 million non-interest bearing promissory note NDeX issued in connection with the acquisition of the mortgage default processing services business of Feiwell & Hannoy in January 2007.

Note 7. Common and Preferred Stock
At September 30, 2009, the Company had 70,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized and 30,079,014 shares of common stock and no shares of preferred stock outstanding. On January 29, 2009, the Company’s board of directors designated 5,000 shares of Series A Junior Participating Preferred Stock, which are issuable upon the exercise of rights as described in the Stockholder Rights Plan adopted by the Company on the same date. The rights to purchase 1/10,000 of a share of the Series A Junior Participating Preferred Stock were issued to the Company’s stockholders of record on February 9, 2009. All other authorized shares of preferred stock are undesignated.
Note 8. Income Taxes
The provision for income taxes is based upon estimated annual effective tax rates in the tax jurisdictions in which the Company operates. For the nine months ended September 30, 2009 and 2008, the effective tax rate was 36.7% and 40.0%, respectively. The decrease in the Company’s effective income tax rate resulted primarily from the receipt of non-taxable life insurance proceeds paid upon the death of Michael Barrett, a senior officer of Barrett-NDEx, in January 2009. At September 30, 2009, excluding the impact of discrete items, the Company estimates an annual effective tax rate for 2009 of 39.1%.
In the nine months ended September 30, 2009, the Company completed its purchase price allocation relating to the Barrett-NDEx acquisition. This resulted in a reduction of the estimated net deferred tax liabilities related to the Barrett-NDEx intangible assets from $13.0 million to $7.2 million due to changes in the tax basis of these assets and goodwill from the Company’s preliminary estimates.
Note 9. Other Income
In the nine months ended September 30, 2009, the Company recorded a net gain of $1.4 million on a company-owned life insurance policy on the life of Michael Barrett, a senior officer of Barrett-NDEx, who passed away in January 2009. This net gain includes a reduction for a $0.5 million contribution the Company made to Southern Methodist University Dedman School of Law from the life insurance proceeds, to establish a scholarship fund in Mr. Barrett’s name.
Note 10. Major Customers and Related Parties
In early 2009, NDeX and Trott & Trott, whose managing partner is NDeX chairman and chief executive officer David A. Trott, agreed to increase the fixed fee per file NDeX receives for each mortgage foreclosure, bankruptcy, eviction, litigation and other mortgage default file Trott & Trott refers to NDeX for processing under NDeX’s service agreement with Trott & Trott.
Note 11. Reportable Segments
The Company’s two reportable segments consist of its Professional Services Division and its Business Information Division. The Company determined its reportable segments based on the types of products sold and services performed. The Professional Services Division comprises two operating units providing support to the legal market, NDeX, which provides mortgage default processing services, and Counsel Press, LLC, which provides appellate services. Both of these operating units generate revenues through fee-based arrangements. The Business Information Division provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information Division generates revenues from display and classified advertising (which includes sponsorships and ticket sales for events), public notices, circulation (primarily consisting of subscriptions), and sales from commercial printing and database information. In addition, the Company reports and allocates certain administrative activities as part of corporate-level expenses.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Professional	Business
	Services	Information	Corporate	Total
	(In thousands)
Three Months Ended September 30, 2009
Revenues	$39,996	$22,348	$—	$62,344
Direct operating expenses	15,553	6,952	—	22,505
Selling, general and administrative expenses	10,537	8,770	3,603	22,910
Amortization and depreciation	4,663	1,322	203	6,188
Equity in earnings of affiliates	—	731	—	731

Operating income (loss)	$9,243	$6,035	$(3,806)	$11,472

Three Months Ended September 30, 2008
Revenues	$25,673	$22,211	$—	$47,884
Direct operating expenses	9,941	7,961	—	17,902
Selling, general and administrative expenses	6,646	9,486	2,818	18,950
Break-up fee	—	—	1,500	1,500
Amortization and depreciation	3,059	1,275	217	4,551
Equity in earnings of affiliates	—	1,329	—	1,329

Operating income (loss)	$6,027	$4,818	$(4,535)	$6,310

	Professional	Business
	Services	Information	Corporate	Total
	(In thousands)
Nine Months Ended September 30, 2009
Revenues	$126,322	$66,998	$—	$193,320
Direct operating expenses	46,693	21,827	—	68,520
Selling, general and administrative expenses	31,361	25,699	9,013	66,073
Amortization and depreciation	15,325	3,955	677	19,957
Equity in earnings of affiliates	—	3,461	—	3,461

Operating income (loss)	$32,943	$18,978	$(9,690)	$42,231

Nine Months Ended September 30, 2008
Revenues	$62,542	$68,406	$—	$130,948
Direct operating expenses	22,688	23,686	—	46,374
Selling, general and administrative expenses	15,889	29,311	6,587	51,787
Break-up fee	—	—	1,500	1,500
Amortization and depreciation	7,124	3,663	590	11,377
Equity in earnings of affiliates	—	4,355	—	4,355

Operating income (loss)	$16,841	$16,101	$(8,677)	$24,265

Note 12. Share-Based Compensation
Total share-based compensation expense for the three months ended September 30, 2009 and 2008, was approximately $0.7 million and $0.5 million, respectively, before income taxes. Total share-based compensation expense for the nine months ended September 30, 2009 and 2008, was approximately $1.9 million and $1.3 million, respectively, before income taxes.
The Company has reserved 2,700,000 shares of its common stock for issuance under its incentive compensation plan, of which there were 698,996 shares available for issuance under the plan as of September 30, 2009.
Stock Options: Share-based compensation expense related to grants of options for the three months ended September 30, 2009 and 2008, was approximately $0.4 million and $0.4 million, respectively, before income taxes and for the nine months ended September 30, 2009 and 2008, was approximately $1.2 million and $0.9 million, respectively, before income taxes.
The following weighted average assumptions were used to estimate the fair value of stock options granted in 2009:

Dividend yield	0.0%
Expected volatility	48.0%
Risk free interest rate	2.0%
Expected term of options	4.75 years
Weighted average grant date fair value	$5.35

The following table represents stock option activity for the nine months ended September 30, 2009:

		Weighted	Weighted	Weighted Average
	Number of	Average Grant	Average	Remaining
	Shares	Date Fair Value	Exercise Price	Contractual Life
Outstanding options at December 31, 2008	1,352,992	$4.54	$14.21	6.06 Yrs.
Granted	414,882	5.35	12.51	—
Exercised	(5,375)	1.35	2.22	—
Canceled or forfeited	(98,168)	4.95	14.38	—

Outstanding options at September 30, 2009	1,664,331	$4.73	$13.81	5.56 Yrs.

Options exercisable at September 30, 2009	571,290	$4.31	$13.21	5.10 Yrs.

At September 30, 2009, the aggregate intrinsic value of options outstanding was approximately $1.0 million, and the aggregate intrinsic value of options exercisable was approximately $0.8 million. At September 30, 2009, there was approximately $4.5 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Grants: The following table represents a summary of nonvested restricted stock activity for the nine months ended September 30, 2009:

		Weighted
		Average
	Number	Grant Date
	of Shares	Fair Value
Nonvested, December 31, 2008	149,296	$15.30
Granted	129,990	12.51
Vested	(43,233)	15.06
Canceled or forfeited	(11,027)	14.01

Nonvested, September 30, 2009	225,026	$13.80

Share-based compensation expense related to grants of restricted stock for the three months ended September 30, 2009 and 2008 was approximately $0.3 million and $0.2 million, respectively, before income taxes and for the nine months ended September 30, 2009 and 2008, was approximately $0.6 million and $0.4 million, respectively, before income taxes. Total unrecognized compensation expense for unvested restricted shares of common stock as of September 30, 2009, was approximately $2.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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
NDeX: Each of the holders of the noncontrolling interest in NDeX has the right to require NDeX to repurchase all or any portion of the NDeX membership interest held by them. For APC Investments and Feiwell & Hannoy, this right is exercisable until February 7, 2010. If both APC Investments and Feiwell & Hannoy had exercised their respective put rights at September 30, 2009, NDeX would have been obligated to pay an aggregate of $17.2 million, payable in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%. The put rights of other holders of noncontrolling interest in NDeX have not yet become exercisable.

Note 14. Subsequent Events
The Company has evaluated subsequent events through the date this report was filed and those are as follows:
Albertelli. On October 1, 2009, NDeX entered into an asset purchase agreement with James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli (collectively, the “Albertelli Sellers”), under the terms of which NDeX acquired the mortgage default processing services and certain title assets of the Albertelli Sellers on that date. NDeX paid $7.0 million in cash at closing, held back an additional $1.0 million to secure the Albertelli Sellers’ obligations under the asset purchase agreement (including payment of any indemnification claims and working capital adjustments) and will pay an additional $2.0 million in equal installments of $1.0 million on each of October 1, 2010 and 2011, respectively. In addition, NDeX may be obligated to pay the Albertelli Sellers up to an additional $9.0 million in three annual installments of up to $3.0 million each. The amount of these annual cash payments will be based upon the adjusted EBITDA for the acquired mortgage default processing services and related title business during the twelve calendar months ending on each of September 30, 2010, 2011, and 2012. The Company used available cash to fund the closing payment.
In addition, NDeX also entered into a twenty-year services agreement with James E. Albertelli, P.A. which provides for the exclusive referral of residential mortgage default and related files from the law firm to NDeX for processing in Florida.
DiscoverReady: On November 2, 2009, the Company acquired an 85% equity interest in DiscoverReady, LLC under the terms of a membership interest purchase agreement with DiscoveryReady, LLC, DR Holdco LLC, Steven R. Harber, David Shub, James K. Wagner, Paul Yerkes and C. Parkhill Mays. The Company paid the sellers $28.9 million in cash at closing and placed an additional $3.0 million in escrow pursuant to the terms of an escrow agreement to secure the sellers’ obligations under the purchase agreement (including payment of any indemnification claims and working capital and capital lease liability adjustments). After closing, DR Holdco LLC holds a 15% noncontrolling interest in DiscoverReady. The individual sellers of DiscoverReady, along with other DiscoverReady employees, own all of the equity interests of DR Holdco. The Company used $22.9 million in a combination of cash on the balance sheet at September 30, 2009 and cash flow from operations since September 30, 2009, as well as $9.0 million from its revolving line of credit, to fund the closing payments made in connection with this acquisition. At November 2, 2009, the Company had total outstanding debt of $155.5 million and available credit of approximately $31.0 million on our revolving line of credit, after taking into account the senior leverage ratio requirements under the Company’s credit agreement.
The Company will be required to record on its balance sheet an adjustment for that portion of DiscoverReady which it does not own as a noncontrolling interest. Because the redeemable feature of this noncontrolling interest is based on fair value, the Company is not required to record this adjustment as an item affecting net income attributable to Dolan Media Company common stockholders.
The Company expects to include the results of operations for this acquisition in its Professional Services segment.
Purchase Price Allocation and Pro Forma Financial Information. Since the initial purchase accounting for both the Albertelli and DiscoverReady acquisitions described above is not yet complete, it is not practicable for the Company to provide these required disclosures in this Form 10-Q.
Second Amendment to Credit Agreement. In connection with the acquisition of DiscoverReady, LLC described above, the Company and its subsidiaries amended its credit agreement with the syndicate of lenders that are party to that agreement. Under the terms of this amendment, the lenders consented to the acquisition of DiscoverReady and no changes were made to the material terms of the credit agreement. The Company paid $0.5 million in fees to the lenders in connection with this amendment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
We recommend that you read the following discussion and analysis in conjunction with our unaudited condensed consolidated interim financial statements and the related notes included in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. We have based these forward-looking statements on our current expectations and projections about our future results, performance, prospects and opportunities. Forward looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions relating to any of the foregoing. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “goal,” “continue,” and similar expressions or terminology. By their very nature, forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include:
•	our business operates in highly competitive markets and depends upon the economies and the demographics of the legal, financial and real estate sectors in the markets we serve and changes in those sectors could have an adverse effect on our revenues, cash flows and profitability;
•	NDeX’s business revenues are very concentrated, as NDeX currently provides mortgage default processing services to eight law firm customers, and if the number of case files referred to our law firm customers, and ultimately to NDeX for processing, decreases or fails to increase, it may affect the cash flow of our law firm customers and their ability to pay us timely for services we perform and may also adversely affect our operating results and ability to execute our growth strategy;
•	the key attorneys at each of NDeX’s law firm customers are employed by NDeX, some of whom, including David A. Trott, the chairman and chief executive officer of NDeX, also hold a direct or indirect equity interest in NDeX. As a result, these key attorneys may, in certain circumstances, have interests that differ from or conflict with our interests;
•	government regulation of sub-prime, Alt-A and other residential mortgage products, including bills introduced in states where we do business (such as recently enacted foreclosure legislation in Michigan and Indiana), the Hope for Homeowners Act, the Emergency Economic Stabilization Act and Homeowner Affordability and Stability Plan, the Streamlined Modification Program, Protecting Tenants at Foreclosure Act of 2009, and voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance, a consortium that includes loan servicers, may have an adverse affect on and restrict our mortgage default processing services and public notice operations;
•	we have owned and operated DiscoverReady, LLC for a very short period of time and we are highly dependent on the skills and knowledge of the individuals serving as chief executive officer and president of DiscoverReady as none of our executive officers have managed or operated a discovery management and document review services company prior to this acquisition;
•	DiscoverReady’s business revenues are very concentrated among a few customers and if these customers choose to manage their discovery with their own staff or by engaging another provider and if we are unable to develop new customer relationships, our operating results and the ability to execute our growth strategy may be adversely affected;
•	we are dependent on our senior management team, especially James P. Dolan, our founder, chairman, president and chief executive officer; Scott J. Pollei, our executive vice president and chief operating officer; Mark W.C. Stodder, our executive vice president-business information; David A. Trott, chairman and chief executive officer, NDeX, and Vicki J. Duncomb, our vice president and chief financial officer;

•	the acquisition of DiscoverReady may expose us to particular business and financial risks that include, but are not limited to: (1) diverting management’s time, attention and resources from managing the business; (2) incurring significant additional capital expenditures and operating expenses to improve, coordinate or integrate managerial, operational, financial and administrative systems; (3) failing to integrate the operations, personnel and internal controls of DiscoverReady into our company or to manage DiscoverReady or our growth; and (4) facing operational difficulties in new markets or with new product and service offerings;
•	we intend to continue to pursue acquisition opportunities, which we may not do successfully and which may subject us to considerable business and financial risks, and we may be required to incur additional indebtedness or raise additional capital to fund these acquisitions and this additional cash may not be available to us on satisfactory terms or at all;
•	growing our business may place a strain on our management and internal systems, processes and controls; and
•	we incurred additional indebtedness to close the acquisitions of Barrett-NDEx and DiscoverReady and this additional debt consumed a significant portion of our ability to borrow and may limit our ability to pursue other acquisitions or growth strategies.
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
In this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Dolan Media Company. When we refer to “NDeX” in this quarterly report on Form 10-Q, we mean all of our mortgage default processing operations, including Barrett-NDEx (defined below), all of which we formerly referred to as “APC.” When we refer to “Barrett-NDEx” in this quarterly report on Form 10-Q, we mean the mortgage default processing operations serving the Texas, California and Georgia markets that NDeX acquired from National Default Exchange Management, Inc., National Default Exchange Holdings, LP, THP/Barrett-NDEx AIV, Corp. and THP/Barrett-NDEx AIV, LP on September 2, 2008. The term “Barrett law firm” refers to Barrett, Daffin, Frappier, Turner & Engel, LLP and its two affiliated law firms.
Overview
We are a leading provider of professional services and necessary business information and to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating segments: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises three business lines: NDeX, Counsel Press, and DiscoverReady. NDeX provides mortgage default processing services to eight law firms and also directly to mortgage lenders and loan servicers on California foreclosure files, and began processing Florida mortgage default files in early October in connection with the Albertelli acquisition described below. Counsel Press provides appellate services to law firms and attorneys nationwide. DiscoverReady, which we acquired on November 2, 2009 as described below, provides outsourced discovery management and document review services to major United States companies and their counsel.
Our Business Information Division publishes 64 print publications consisting of 14 paid daily publications, 30 paid non-daily publications and 20 non-paid non-daily publications, along with specialty publications and magazines. In addition, we provide business information electronically through our 45 on-line publication web sites, our 34 event and other non-publication web sites and our email notification systems.

Our total revenues increased $14.5 million, or 30.2%, from $47.9 million for the three months ended September 30, 2008, to $62.3 million for the three months ended September 30, 2009, primarily as a result of our acquisition of Barrett-NDEx. For the nine months ended September 30, 2009, our total revenues increased $62.4 million, or 47.6% over the same prior year period, all of which resulted from businesses we acquired in 2008, including Barrett-NDEx. Our operating income increased from $6.3 million for the three months ended September 30, 2008 to $11.5 million for the three months ended September 30, 2009. On a year-to-date basis, our operating income has increased to $42.2 million, up 74.0%, or $18.0 million, from the same period in 2008. Acquisitions, primarily our acquisition of Barrett-NDEx in September 2008, accounted for the majority of the 39.2% increase in our operating expenses for the nine month periods. For the nine months ended September 30, 2009, expense controls in our Business Information division was offset by increased spending at NDeX, primarily as a result of file volume increases during that period. Further, net income attributable to Dolan Media Company increased significantly to $5.9 million for the third quarter of 2009 from $2.5 million for the same period in 2008. Net income attributable to Dolan Media Company doubled, from $10.9 million for the nine months ended September 30, 2008 to $22.7 million for the nine months ended September 30, 2009, primarily as a result of the Barrett-NDEx acquisition.
Recent Developments
New Line of Business in Professional Services Division
On November 2, 2009, we entered a new line of business in our Professional Services division with the acquisition of an 85% interest in DiscoverReady, LLC (as described in “Recent Acquisitions” below). DiscoverReady is a leading provider of outsourced discovery management and document review services to major United States companies and their counsel under fixed-fee arrangements. DiscoverReady is headquartered in New York City, with an office in Charlotte, North Carolina.
Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the number of e-mails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady assists these companies and their counsel in document reviews and helping these companies manage the discovery process. DiscoverReady also provides related technology management services.
This is a new line of business for us and one in which none of our key employees or executive officers has any previous experience. In connection with the acquisition, we entered into three-year employment agreements with DiscoverReady co-founders James K. Wagner, Jr. and Steven R. Harber to continue to serve as DiscoverReady’s chief executive officer and president, respectively. We also entered into three-year employment agreements with Paul Yerkes and David Shub, two other key employees of DiscoverReady. Messrs. Wagner, Harber, Yerkes and Shub and other employees of DiscoverReady, together, indirectly own the remaining 15% equity interest in DiscoverReady.
Regulatory Environment
Over the past year, federal, state and local governmental entities have proposed, and in some cases, enacted legislation or taken other action that may have, and some of which has had, an adverse impact on the number of mortgage defaults case files referred to NDeX for processing, the length of time it takes to process such files, the time periods over which we recognize revenue associated with the processing of those files, and the number of foreclosure public notices placed in our Business Information products and DLNP (our minority investment) for publication. This enacted or proposed legislation includes the Hope for Homeowners Act of 2008, the Emergency Economic Stabilization Act, the Streamlined Modification Program, laws passed in both California and Maryland last year, and the Homeowner Affordability and Stability Plan, all of which are described in our annual report on Form 10-K filed with the SEC on March 12, 2009. Earlier this year, the California legislature passed legislation, which extends the redemption periods on new and pending foreclosures involving loans that certain criteria, including being owner-occupied when the loan became delinquent. Further, on April 28, 2009, President Obama announced new details for the “Making Home Affordable” program that is part of the Homeowner Affordability and Stability Plan, which provides, among other things, that servicers who participate in a second lien program will automatically reduce payments associated with a second lien mortgage when a borrower initiates a Home Affordable Modification on a first lien mortgage. In May 2009, Congress enacted the Helping Families Save Their Home Act of 2009, which includes the Protecting Tenants at Foreclosure Act of 2009. Under the Protecting Tenants at Foreclosure Act, the new owner of foreclosed property may not evict a tenant until the end of any existing bona fide lease term, except in very limited circumstances, and such new owner is further required to give the tenant 90 days advance notice before an eviction. During the third quarter of 2009, referrals of eviction files declined in many of our NDeX operations, which we believe to be a result of this legislation.

In addition, beginning in July 2009, changes in the relevant state foreclosure laws in Indiana and Michigan require loan servicers to comply with additional notice requirements. Specifically, the Indiana law requires loan servicers to send Indiana borrowers a pre-suit notice at least thirty days prior to filing a foreclosure action, which we expect could delay a foreclosure at least 30 days. The Michigan law requires loan servicers to send and publish a special notice to certain Michigan borrowers that would give the borrower an opportunity to arrange a meeting with loan servicers to explore possible modification of the borrower’s loan. We expect this legislation could delay foreclosures for thirty to ninety days depending upon whether a borrower desires to meet with the loan servicers. During the third quarter of 2009, these Indiana and Michigan legislative changes caused a $3.0 million year-over-year decline in mortgage default processing services revenues because these laws delay or extend the length of the foreclosure process, thereby deferring a portion of our mortgage default processing services revenues on new files into future periods. Because the Michigan law adds additional steps to the foreclosure process, the period of time over which we recognize revenue on new foreclosure files lengthened. In Michigan, foreclosure file counts for the third quarter of 2009 increased nearly 4.5% year-over-year. In Indiana, foreclosure file counts in the third quarter 2009 decreased approximately 56% when compared to the third quarter of 2008 because the new legislation delays when a foreclosure action can be commenced, thus delaying when these files are referred to us for processing. As expected, we began to see Indiana file referrals increase toward the end of the third quarter of 2009.
As this new legislation primarily affects the timing in which we recognize revenue in Michigan and when we receive foreclosure file referrals in Indiana, we anticipate that we will begin to see Michigan and Indiana revenues and Indiana foreclosure file volumes recover over time as mortgage lenders and loan servicers refine processes they have developed in response to this legislation. Other mortgage default processing revenues from our NDeX operations, including those from Barrett-NDEx, offset revenue declines we experienced year-over-year as a result of this legislation. When compared to the second quarter of 2009, mortgage default processing services revenue declined $5.0 million, $3.3 million of which resulted from the new legislation in Michigan and Indiana described above, and $1.7 million of which we believe resulted, in large part, from continuing loan mitigation efforts on the part of loan servicers and federal agencies and other regulatory efforts.
During late July 2009, mortgage lenders and loan servicers met with the Obama administration and were asked to enter into at least 500,000 loan modifications under the Home Affordable Modification Program by November 2009. We believe that, during the third quarter of 2009, these mortgage lenders and loan servicers may have delayed the referral of some files to us so that they could evaluate such files as candidates under this program in response to the administration’s request.
In addition to enacted or proposed legislation, certain state and local governments have interpreted the Emergency Economic Stabilization Act as preempting state and local foreclosure requirements. Further, various lender and mortgage servicers have voluntarily focused their attention on loss mitigation, loan modification and similar efforts, including moratoria on certain foreclosure sales, in an attempt to reduce the number of mortgage defaults. We believe these efforts have caused lenders and mortgage servicers to delay when they refer mortgage default files to us for processing.
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
Recent Acquisitions
We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions, such as the following:
DiscoverReady: On November 2, 2009, we acquired an 85% equity interest in DiscoverReady, LLC under the terms of a membership interest purchase agreement with DiscoveryReady LLC, DR Holdco LLC, Steven R. Harber, David Shub, James K. Wagner, Paul Yerkes and C. Parkhill Mays. We paid the sellers $28.9 million in cash at closing and placed an additional $3.0 million in escrow pursuant to the terms of an escrow agreement to secure the sellers’ obligations under the purchase agreement (including payment of any indemnification claims and working capital and capital lease liability adjustments). After closing, DR Holdco LLC holds a 15% noncontrolling interest in DiscoverReady. The individual sellers of DiscoverReady, LLC, along with other DiscoverReady employees, own all the equity interests of DR Holdco. We used $22.9 million in a combination of cash on our balance sheet at September 30, 2009, cash flow from operations received from September 30, 2009, through November 2, 2009, as well as $9.0 million from our revolving line of credit, to fund the closing payments in connection with this acquisition.
In connection with the acquisition described above, DiscoverReady entered into employment agreements with each of the individual sellers of DiscoverReady, under the terms of which they serve as senior managers of DiscoveryReady. These employment agreements have a term of three years, except the agreement with C. Parkhill Mays, which has a term of six months.
As part of this acquisition, we, along with DR Holdco, amended and restated DiscoverReady’s limited liability agreement. Under the terms of the limited liability agreement, DR Holdco has the right, for a period of ninety days following November 2, 2012, to require DiscoverReady to repurchase all of its equity interest in DiscoverReady. To the extent that DR Holdco timely exercises this right, the purchase price of such equity interest will be based on the fair market value of such interest. During that same period, we also have the right to require DR Holdco to sell all or a portion its equity interest in DiscoverReady to us. If we timely exercise our right, we would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under the following circumstances: An individual seller of DiscoverReady, except Mays, may require DiscoverReady to repurchase the portion of DR Holdco’s interest in DiscoverReady that he beneficially owns if he is terminated without cause or quits for good reason prior to the expiration of his employment agreement. If we terminate any individual seller of DiscoverReady for cause or if such seller quits without good reason, we can require DR Holdco to sell to us the portion of its interest in DiscoverReady that reflects such seller’s beneficial interest in us. The purchase price for that portion of the equity interest repurchased or sold if these rights are exercised will be based on fair market value. With respect to Mays, DiscoverReady will repurchase that portion of DR Holdco’s interest in DiscoverReady, which he beneficially owns at fair market value upon the expiration of his employment agreement.
DiscoverReady will engage an independent third party valuation firm to assist management in determining the fair market value of the equity interest being repurchased by DiscoverReady or sold to us if any of the above-described rights are exercised. The purchase price for any equity interests repurchased or sold pursuant to these rights, if exercised, will be paid in cash to the extent allowed by the terms of our then-existing credit agreement, or pursuant to a three-year unsecured promissory note, bearing interest at a rate equal to prime plus 1.0%.
Albertelli: On October 1, 2009, NDeX entered into an asset purchase agreement with James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli (collectively, the “Albertelli Sellers”), under the terms of which NDeX acquired the mortgage default processing services and related title business of the Albertelli Sellers on such date. NDeX paid $7.0 million in cash at closing, held back an additional $1.0 million to secure the Albertelli Sellers’ obligations under the asset purchase agreement (including payment of any indemnification claims and working capital adjustments) and will pay an additional $2.0 million in equal installments of $1.0 million on each of October 1, 2010 and 2011, respectively.

In addition, NDeX may be obligated to pay the Albertelli Sellers up to an additional $9.0 million in three annual installments of up to $3.0 million each. The amount of these annual cash payments will be based upon the adjusted EBITDA for the acquired mortgage default processing services and related title business during the twelve calendar months ending on each of September 30, 2010, 2011, and 2012. We used available cash to fund the closing payment.
NDeX also entered into a services agreement with James E. Albertelli, P.A. (the “Albertelli law firm”) pursuant to which NDeX has agreed to provide mortgage default processing and related title services to the Albertelli law firm in Florida. The services agreement provides for the exclusive referral of residential mortgage default and related files from the Albertelli law firm to NDeX for servicing. This agreement has an initial term of twenty years, which term may be automatically extended for two successive ten-year periods unless either party elects to terminate the term then-in-effect with prior notice. Under the services agreement, NDeX will be paid a fixed fee for each residential mortgage default and other file referred by the Albertelli law firm to NDeX for servicing, with the amount of such fixed fee being based upon the type of file. Beginning on October 1, 2010, this fixed fee per file will increase or decrease on an annual basis based on the yearly changes to an agreed-upon consumer price index. Under the services agreement, NDeX has also agreed to provide mortgage default processing and related title services in the State of Florida to the Albertelli law firm on an exclusive basis for a period of two years after the closing.
In connection with the transactions described above, NDeX also has entered into an employment agreement with James E. Albertelli, whereby NDeX employs him as an executive vice president. As a result of these transactions, NDeX now provides mortgage default processing services to law firm customers in California, Texas, Michigan, Indiana, Minnesota, Georgia and Florida as well as directly to mortgage lenders and loan servicers for California foreclosure files.
Barrett-NDEx: On September 2, 2008, NDeX acquired the equity interests of Barrett-NDEx for a total of $167.5 million in cash, of which $151.0 million was paid to or on behalf of the sellers of Barrett-NDEx, $15.0 million was placed in escrow to secure payment of indemnification claims and an additional $1.5 million was held back pending working capital adjustments. In addition to the cash payments, NDeX also issued to the sellers of Barrett-NDEx an aggregate 6.1% interest in NDeX, which had an estimated fair market value of approximately $11.6 million on July 28, 2008, the date the parties signed the equity purchase agreement. We also issued to the sellers of Barrett-NDEx 825,528 shares of our common stock. In addition, at September 30, 2009, we recorded $13.0 million as an addition to goodwill because Barrett-NDEx’s adjusted EBITDA for the four quarters ended September 30, 2009 exceeded the earn-out target of $28.0 million. We expect to use our available cash and, to the extent necessary, funds from our credit facility to make this payment. The working capital target of $2.0 million as set forth in the equity purchase agreement was not met, as there was an actual working capital (deficit) of $(1.4) million. As a result, NDeX recovered the $3.4 million shortfall by having the sellers of Barrett-NDEx release the $1.5 million holdback payable to them and by taking receipt of $1.9 million out of the escrow in 2008.
We completed our final allocation of the Barrett-NDEx purchase price during the third quarter, which resulted in the following changes from our preliminary purchase price allocation: (1) we reduced the allocation for our service agreement with the Barrett law firm from $154.0 million to $59.7 million; (2) we allocated $19.6 million to a customer list related to our loan servicer and mortgage lender customers for whom we provide mortgage default processing services directly on California foreclosure files; (3) we reduced the allocation for non-compete agreements from $5.0 million to $3.2 million; (4) we allocated $6.5 million to trade names associated with Barrett-NDEx; (5) we increased our allocation to goodwill from $37.8 million to $116.9 million (which also includes the $13.0 million adjustment to goodwill for the achievement of the earnout as well as the working capital shortfall adjustment, both discussed above); and (6) we decreased our allocation to software from $6.9 million to $5.5 million. Our preliminary purchase price allocation combined the services agreement with the Barrett law firm and the California customer list as a single intangible asset. In completing the final allocation, we determined that the California customer list is a separate identifiable asset from the services agreement because the services agreement requires us to provide mortgage default processing services only to the Barrett law firm whereas we provide these services directly to California customers under no specific services agreement. Our initial assumptions regarding this customer list also included obtaining new customers in the California market, the value of which we preliminarily allocated to the services agreement and later determined was goodwill.

In connection with this acquisition, we also recorded, as additional purchase price, a liability of $1.5 million in estimated severance costs in connection with the elimination of certain duplicative positions, which we expected to pay out in cash within the twelve months following the close of the acquisition. In April 2009, we eliminated certain positions in connection with this plan for aggregate payments of approximately $453,000. Also in the second quarter, we completed our plan of restructure and determined that we will not be eliminating any additional positions under the restructuring plan. Accordingly, we reduced the liability to zero, as a purchase price adjustment to goodwill.
We have accounted for these acquisitions under the purchase method of accounting and have included the operating results of Barrett-NDEx, and expect to include the operating results of the Albertelli and DiscoverReady acquisitions, in the Professional Services segment in our unaudited condensed consolidated interim financial statements since the date we acquired it. As both the Albertelli and DiscoverReady acquisitions occurred after the end of the third quarter and nine months ended September 30, 2009, the operating results of these acquisitions are not included in the unaudited condensed consolidated interim financial statements presented in this Form 10-Q.
Revenues
We derive revenues from two operating segments, our Professional Services Division and our Business Information Division. For the three and nine months ended September 30, 2009, our total revenues were $62.3 million and $193.3 million, respectively, and the percentage of our total revenues attributed to each of our segments was as follows:
•	64.2% and 65.3%, respectively, from our Professional Services Division; and
•	35.8% and 34.7%, respectively, from our Business Information Division.
Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing, appellate services, and, beginning November 2, 2009 with the acquisition of DiscoverReady, outsourced discovery management and document review services through fee-based arrangements. Through NDeX, we assist eight law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. We also provide these services directly to mortgage lenders and loan servicers for California foreclosure files. In addition, NDeX provides loan modification and loss mitigation support on mortgage default files to its customers and related real estate title work primarily to the Barrett law firm and, since October 1, 2009, the Albertelli law firm. We refer to revenues that NDeX derives from these sources collectively as “mortgage default processing service revenues.” Shareholders and/or principal attorneys of our law firm customers, including David A. Trott, chairman and chief executive officer of NDeX, are executive management employees of NDeX.
For the three and nine months ended September 30, 2009, we serviced approximately 83,300 and 267,500 mortgage default case files, respectively, of which approximately 53,900 and 168,000, respectively, were processed by businesses we acquired in 2008, including Barrett-NDEx. Our mortgage default processing service revenues accounted for 57.7% and 59.6%, respectively, of our total revenues and 89.9% and 91.2%, respectively, of our Professional Services Division’s revenues during the three and nine months ended September 30, 2009. We recognize mortgage default processing service revenues on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make estimates. We consolidate the operations, including revenues, of NDeX and record an adjustment for noncontrolling interest for the percentage of NDeX that we do not own. See “Noncontrolling Interest” below for a description of the impact of this noncontrolling interest in NDeX on our operating results.

NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which we do business, as well as the type of files we process (e.g. foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. Although the services agreements with our law firm customers contemplate the review and possible revision of the fees for the services we provided, price increases have not historically affected our mortgage default processing revenues materially. In most cases, our services agreements adjust the fee paid to us for the files we process on annual basis pursuant to an agreed-upon consumer price index. In other cases, our services agreements require us to agree with our law firm customer regarding the terms and amount of any fee increase. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected. During the first quarter of 2009, we revised our fee arrangements with Trott & Trott and Feiwell & Hannoy. During the second quarter of 2009, we revised our fee arrangement with Wilford & Geske. To date, we have not revised our fee arrangement with the Barrett law firm. You should refer to “Management’s Discussion and Analysis—Revenues” in our Form 10-K filed with the SEC on March 12, 2009 for more information about the conditions when the fixed fee per file we charge our law firm customers may change.
Through Counsel Press, we assist law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic format, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. For the three and nine months ended September 30, 2009, our appellate service revenues accounted for 6.5% and 5.8%, respectively, of our total revenues and 10.1% and 8.8%, respectively, of our Professional Services Division’s revenues. For the three and nine months ended September 30, 2009, we provided appellate services to attorneys in connection with approximately 2,300 and 6,600 appellate filings, respectively, in federal and state courts. We recognize appellate service revenues as the services are provided, which is when our final appellate product is filed with the court.
Beginning on November 2, 2009, we began to assist major United States companies and their counsel in outsourced discovery management and document review through DiscoverReady. We will consolidate the operations of DiscoverReady and record an adjustment for noncontrolling interest for the percentage of DiscoverReady that we do not own. Because the redeemable feature of this noncontrolling interest is based on fair value (unlike the noncontrolling interest in NDeX), we are not required to record this adjustment as an item affecting net income attributable to Dolan Media Company common stockholders. See “Noncontrolling Interest” below.
Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 10.5% and 10.5%, respectively, of our total revenues and 29.4% and 30.2%, respectively, of our Business Information Division’s revenues for the three and nine months ended September 30, 2009. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.
We publish 305 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 19.7% and 18.5%, respectively, of our total revenues and 55.0% and 53.4%, respectively, of our Business Information Division’s revenues for the three and nine months ended September 30, 2009. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which are affected by the number of residential mortgage foreclosures in the 14 markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
We sell our business information products primarily through subscriptions. For the three and nine months ended September 30, 2009, our circulation revenues, which consist of subscriptions and single-copy sales, accounted for 5.1% and 5.1%, respectively, of our total revenues and 14.2% and 14.7%, respectively, of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation revenues are driven by the number of copies sold and the subscription rates charged to customers.

Operating Expenses
Our operating expenses consist of the following:
•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for the processing staff at NDeX and Counsel Press and our editorial personnel in our Business Information Division, production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and delivery of our business information products, and packaging and data service fees in connection with our California foreclosure files;
•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing related expenses and other office-related payments;
•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from two to thirty years; and
•	Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from two to thirty years.
Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may shift between fiscal periods.
Equity in Earnings of Affiliates
The Detroit Legal News Publishing, LLC. We own 35.0% of the membership interests in DLNP, the publisher of The Detroit Legal News and ten other publications. We account for our investment in DLNP using the equity method. Our percentage share of DLNP’s earnings was $0.9 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively, which we recognized as operating income. This is net of amortization of $0.4 million for both periods. For the nine months ended September 30, 2009 and 2008, our percentage share of DLNP’s earnings was $3.7 million and $4.4 million, respectively. This is net of amortization of $1.1 million for both periods. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
GovDelivery, Inc. In August 2009, we made an additional investment in GovDelivery by purchasing 1,000,000 shares of its preferred stock for $1,000,000. Prior to this investment, we had accounted for our ownership in GovDelivery using the cost method of accounting because we only owned approximately 15.0% of GovDelivery’s outstanding voting stock (on an as-converted basis) and did not have any ability to exert influence. The additional investment increased our ownership in GovDelivery to 21.9%. As a result, we have determined that we will account for this investment using the equity method. Therefore, we have retroactively applied the equity method of accounting to reflect that portion of GovDelivery’s income and losses attributable to our ownership from the date of our original investment. In the three and nine months ended September 30, 2009, we recorded $0.2 million as the cumulative adjustment representing our share of the losses of GovDelivery for 2009.
Noncontrolling Interest
Noncontrolling interest for the nine months ended September 30, 2009 consisted of an aggregate 15.3% minority interest in NDeX held by APC Investments, LLC (7.6%), Feiwell & Hannoy (1.7%) and the sellers of Barrett-NDEx or their transferees (as a group) (6.1%). APC Investments, LLC is a limited liability company owned by the shareholders of Trott & Trott, including NDeX chairman and chief executive officer David A. Trott and NDeX’s two executive vice presidents in Michigan. Beginning on November 2, 2009, our noncontrolling interest also includes a 15% minority interest in DiscoverReady held by DR Holdco LLC.

Under the terms of the NDeX operating agreement, each month, we are required to distribute NDeX’s earnings before interest, taxes, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. We paid the following distributions in the three and nine months ended September 30, 2009 and 2008:

	Three Months ended September 30,		Nine Months ended September 30,
	(In thousands)		(In thousands)
	2009	2008	2009	2008
APC Investments	$414	$362	$1,562	$1,098
Feiwell & Hannoy	93	81	350	253
Sellers of Barrett-NDEx (as a group)*	327	—	1,233	—

Total	$834	$443	$3,145	$1,351

*	Members of NDeX since September 2, 2008.
There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly tax distributions to each of the members of DiscoverReady.
In addition, APC Investments and Feiwell & Hannoy each have the right, until February 7, 2010, to require NDeX to repurchase all or any portion of their respective interest in NDeX. The sellers of Barrett-NDEx, each as members of NDeX, also have the right, for a period of six months following September 2, 2012, to require NDeX to repurchase all or any portion of their respective membership interest in NDeX. To the extent any minority member of NDeX timely exercises this right, the purchase price of such membership interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would be payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%. To date, neither APC Investments nor Feiwell & Hannoy have exercised their put right. However, had they both exercised this right at September 30, 2009, NDeX would have been obligated to pay them $17.2 million in the aggregate under the terms described above.
Under the terms of the DiscoverReady limited liability agreement, DR Holdco has the right, for a period of ninety days following November 2, 2012, to require DiscoverReady to repurchase all or any portion of its equity interest in DiscoverReady. To the extent that DR Holdco timely exercises this right, the purchase price of such equity interest will be based on the fair market value of such interest. During that same period, we also have the right to require DR Holdco to sell its entire equity interest in DiscoverReady to us. If we timely exercise our right, we would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under the following circumstances: An individual seller of DiscoverReady, except Mays, may require DiscoverReady to repurchase the portion of DR Holdco’s interest in DiscoverReady that he beneficially owns if he is terminated without cause or quits for good reason prior to the expiration of his employment agreement. If we terminate any individual seller of DiscoverReady for cause or if such seller quits without good reason, we can require DR Holdco to sell to us the portion of its interest in DiscoverReady that reflects such seller’s beneficial interest in us. The purchase price for that portion of the equity interest repurchased or sold if these rights are exercised based on the interest’s fair market value. With respect to Mays, DiscoverReady will repurchase that portion of DR Holdco’s interest in DiscoverReady, which he beneficially owns at fair market value upon the expiration of his employment agreement.
DiscoverReady will engage an independent third party valuation firm to assist it in determining the fair market value of the equity interest being repurchased by DiscoverReady or sold to us if any of the above-described rights are exercised. The purchase price for any equity interests repurchased or sold pursuant to these rights, if exercised, will be paid in cash to the extent allowed by the terms of our then-existing credit agreement, or pursuant to a three- year unsecured promissory note, bearing interest at a rate equal to prime plus 1.0%.

As of January 1, 2009, we are required to record the redeemable noncontrolling interest in NDeX to its redemption amount at each reporting period. As a result, as of September 30, 2009, we recorded an adjustment in the amount of $12.7 million ($7.7 million net of taxes) to additional paid-in capital, which adjustment only reflects the noncontrolling interest in NDeX as we did not have noncontrolling interest in DiscoverReady at September 30, 2009. Please see our condensed consolidated statements of stockholders’ equity (deficit), as well as Note 1 to our unaudited condensed consolidated interim financial statements included in this report on Form 10-Q for further information regarding ASC 810 and its implications to our financial statements.
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States and the discussion of our financial condition and results of operations is based on these financial statements. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
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
Revenue Recognition
We recognize mortgage default processing service revenues on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make significant estimates as to the appropriate timing of revenue recognition periods. We base these estimates primarily upon our historical experience and our knowledge of processing cycles in each of the states in which we do business, as well as recent legislative changes which impact the processing period.
We record revenues recognized for services performed, but not yet billed, to certain of our mortgage default processing customers as unbilled services, the calculation of which requires management to make significant estimates. We base these estimates on the proportional performance of the services provided in accordance with the revenue recognition policies discussed in the paragraph immediately above. As of September 30, 2009 and December 31, 2008, we recorded an aggregate $17.4 million and $12.5 million, respectively, as unbilled services to our mortgage default processing customers and included these amounts in accounts receivable on our balance sheet.

Goodwill, Other Intangible Assets and Other Long-Lived Assets
We assess our goodwill and finite life intangible assets for impairment on an annual basis using a November 30 measurement date. We will conduct interim impairment assessments when circumstances and events indicate that we may not be able to recover the carrying value of the assets. These events include, but are not limited to, any strategic decisions we may make in response to economic or competitive conditions affecting our reporting units and the effect of the economic and regulatory environment on our business. We continue to evaluate whether circumstances and events have changed, thereby requiring us to conduct an interim test of our goodwill and other finite-lived assets. In particular, if we see an uncertain political and regulatory environment regarding mortgage foreclosures, tight credit markets, or volatility in our stock price with any resulting decline in our market capitalization, along with other uncertainties, an interim impairment test of our goodwill, tradenames and other finite-lived intangible assets may be triggered. This could result in a future material goodwill and/or intangible impairment charge, which could materially adversely impact our operational results for the period in which such charge is recorded.
We determine the estimated economic lives and related amortization expense for our intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense. If the unamortized balance were deemed to be unrecoverable, we would recognize an impairment charge to the extent necessary to reduce the unamortized balance to the amount of expected future discounted cash flows, with the amount of such impairment charged to operations in the current period. We estimate useful lives of our intangible assets by reference to current and projected dynamics in the business information and mortgage default processing service industries and anticipated competitor actions. The amount of net income for the nine months ended September 30, 2009 would have been approximately $1.1 million higher if the actual useful lives of our finite-lived intangible assets were 10% longer than the estimates and approximately $1.2 million lower if the actual useful lives of our finite-lived intangible assets were 10% shorter than the estimates.
Share-based Compensation Expense
We estimate the fair value of share-based awards using the Black-Scholes option pricing model at the grant date, with compensation expense recognized as the requisite service is rendered. We have reserved 2,700,000 shares of our common stock for issuance under our incentive compensation plan, of which 698,996 shares were available for issuance under the plan as of September 30, 2009. We grant both stock options and restricted stock under our incentive compensation plan.
During the nine months ended September 30, 2009, we granted stock options exercisable for 414,882 shares of common stock at an exercise price equal to $12.51. The following weighted average assumptions were used in the Black-Scholes option pricing model to estimate the fair value of the stock options we granted during 2009:

2009
Dividend yield	0.0%
Expected volatility	48.0%
Risk free interest rate	2.0%
Expected term of options	4.75 years
Weighted average grant date fair value	$5.35
All options granted in 2009 are non-qualified options that vest in four equal annual installments commencing on the first anniversary of the grant date and expire seven years after the grant date.
Our share-based compensation expense for all options for the three months ended September 30, 2009 and 2008 was approximately $0.4 million for both periods, before income taxes. For the nine months ended September 30, 2009 and 2008, our share-based compensation expense for all granted options was approximately $1.2 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively, before income taxes. Substantially all the expense related to our stock options is included in selling, general and administrative expenses. As of September 30, 2009, our estimated aggregate unrecognized share-based compensation expense for all unvested stock options was $4.5 million, which we expect to recognize over a weighted-average period of approximately 2.7 years.
During the nine months ended September 30, 2009, we granted 129,990 shares of restricted stock to management employees. All of these restricted shares vest in four equal annual installments commencing on the first anniversary of the grant date. The share-based expense for restricted stock awards is determined based on the market price of our stock on the date of grant applied to the total number of shares that are anticipated to fully vest. Compensation expense is amortized over the vesting period.

Our share-based compensation expense for all restricted shares for the three months ended September 30, 2009 and 2008 was approximately $0.3 million and $0.2 million, respectively, before income taxes. For the nine months ended September 30, 2009 and 2008, our share-based compensation expense for all restricted shares was approximately $0.6 million and $0.4 million, respectively, before income taxes. The expense related to our restricted shares is split approximately 30% to direct operating expense and 70% to selling, general and administrative expense. As of September 30, 2009, our estimated aggregate unrecognized share-based compensation expense for all unvested restricted shares was $2.5 million, which we expect to recognize over a weighted-average period of approximately 2.9 years.
Income Taxes
Our effective income tax rate in the first nine months of 2009 was 36.7% compared to 40.0% in the first nine months of 2008. The decrease in our effective income tax rate resulted primarily from the receipt of non-taxable life insurance proceeds paid upon the death of Michael Barrett, a senior officer of Barrett-NDEx, in January 2009. The tax impact of these non-taxable proceeds was treated as a discrete item in the first quarter of 2009. The Company expects an annual effective tax rate for 2009 of 39.1%, excluding the impact of discrete items.
Allowances for Doubtful Accounts
We extend credit to our advertisers, public notice publishers, commercial printing customers and professional service customers based upon an evaluation of each customer’s financial condition, and collateral is generally not required. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. We believe that no significant concentration of credit risk exists with respect to our Business Information Division. We had a significant concentration of credit risk with respect to our Professional Services Division as of September 30, 2009, because the amount due from the Barrett law firm was $14.9 million, or 27.8% of our consolidated net accounts receivable balance and the amount due from Trott & Trott was $6.9 million, or 12.9% of our consolidated net accounts receivable balance. However, to date, we have not experienced any problems with respect to collecting payment from our law firm customers.
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

RESULTS OF OPERATIONS
The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended September 30,
		% of		% of
	2009	Revenues	2008	Revenues
Revenues:
Professional Services	$39,996	64.2%	$25,673	53.6%
Business Information	22,348	35.8%	22,211	46.4%

Total revenues	62,344	100.0%	47,884	100.0%

Operating expenses:
Professional Services	30,753	49.3%	19,646	41.0%
Business Information	17,044	27.3%	18,722	39.1%
Unallocated corporate operating expenses	3,806	6.1%	4,535	9.5%

Total operating expenses	51,603	82.8%	42,903	89.6%

Equity in earnings of affiliates	731	1.2%	1,329	2.8%

Operating income	11,472	18.4%	6,310	13.2%
Interest expense, net	(1,607)	(2.6)%	(1,851)	(3.9)%
Non-cash interest income related to interest rate swaps	205	0.3%	(80)	(0.2)%
Other income, net	23	—	11	0.0%

Income before income taxes	10,093	16.2%	4,390	9.2%
Income tax expense	(3,529)	(5.7)%	(1,471)	(3.1)%

Net income before noncontrolling interest	6,564	10.5%	2,919	6.1%
Less: Net income attributable to the redeemable noncontrolling interest	(694)	(1.1)%	(466)	(1.0)%

Net income attributable to Dolan Media Company	$5,870	9.4%	$2,453	5.1%

Net income attributable to Dolan Media Company per diluted share	$0.20		$0.09

Accretion of redeemable noncontrolling interest, net of tax	(0.02)		—

Net income attributable to Dolan Media Company common stockholders per diluted share	$0.18		$0.09

Weighted average diluted shares outstanding	29,932		28,060

	Nine Months Ended September 30,
		% of		% of
	2009	Revenues	2008	Revenues
Revenues:
Professional Services	$126,322	65.3%	$62,542	47.8%
Business Information	66,998	34.7%	68,406	52.2%

Total revenues	193,320	100.0%	130,948	100.0%

Operating expenses:
Professional Services	93,379	48.3%	45,701	34.9%
Business Information	51,481	26.6%	56,660	43.3%
Unallocated corporate operating expenses	9,690	5.0%	8,677	6.6%

Total operating expenses	154,550	79.9%	111,038	84.8%

Equity in earnings of affiliates	3,461	1.8%	4,355	3.3%

Operating income	42,231	21.8%	24,265	18.5%
Interest expense, net	(5,305)	(2.7)%	(4,611)	(3.5)%
Non-cash interest income related to interest rate swaps	735	0.4%	(58)	0.0%
Other income, net	1,469	0.8%	34	0.0%

Income before income taxes	39,130	20.2%	19,630	15.0%
Income tax expense	(13,207)	(6.8)%	(7,257)	(5.5)%

Net income before noncontrolling interest	25,923	13.4%	12,373	9.4%
Less: Net income attributable to the redeemable noncontrolling interest	(3,200)	(1.7)%	(1,516)	(1.2)%

Net income attributable to Dolan Media Company	$22,723	11.8%	$10,857	8.3%

Net income attributable to Dolan Media Company per diluted share	$0.76		$0.42

Accretion of redeemable noncontrolling interest, net of tax	(0.26)		—

Net income attributable to Dolan Media Company common stockholders per diluted share	$0.50		$0.42

Weighted average diluted shares outstanding	29,908		26,105

Three Months Ended September 30, 2009
Compared to Three Months Ended September 30, 2008
Revenues

	Three Months Ended September 30,
	2009	2008	Increase
	($’s in millions)
Total revenues	$62.3	$47.9	$14.5	30.2%
Our revenues increased as a result of an increase in our countercyclical revenues (mortgage default processing services and public notice), including $16.9 million of increased revenues from Barrett-NDEx, which we acquired on September 2, 2008, as well as $0.8 million of increased revenues from our other NDeX operations (before considering the effects that new legislation in Michigan and Indiana had on our revenues as discussed below). Please see “Professional Services Divisions Results” below for more information. Organic growth (defined below) in our public notice revenues of $2.1 million also contributed to this increase in total revenues. This increase was partially offset by a $1.8 million organic decline in our cyclical display and classified advertising revenues, which we believe primarily resulted from local economic conditions in the markets we serve. Additionally, organic revenues at NDeX declined approximately $3.0 million during the quarter from the effect of the legislative changes in Michigan and Indiana described in “Recent Developments—Regulatory Environment” above, which delay or extend the length of the foreclosure process, and push a portion of our mortgage default processing revenues on new files to future periods.
We derived 64.2% and 53.6% of our total revenues from our Professional Services Division and 35.8% and 46.4% of our total revenues from our Business Information Division for the three months ended September 30, 2009 and 2008, respectively. This change in mix resulted primarily from our acquisition of Barrett-NDEx as well as general economic conditions in the markets we serve in our Business Information Division. We expect that our Professional Services Division revenues will continue to grow, due in part to the mortgage default processing services business of the Albertelli sellers, which we acquired on October 1, 2009, and DiscoverReady, which we acquired on November 2, 2009.
We define organic revenue growth/decline as the net increase or decrease in revenue produced by: (1) businesses we owned and operated prior to July 1, 2008, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangibles we purchased on or after July 1, 2008, and integrated into our existing businesses; and (3) businesses that we account for as acquisitions under the purchase method of accounting,” but do not report separately for internal financial purposes, which we refer to as “fold-in acquisitions.” We refer to the net increase or decrease in revenues produced by businesses that we owned and operated after July 1, 2008 and that we account for as acquisitions under the purchase method of accounting, but which are not fold-in acquisitions, as “growth/decline from acquired businesses.”

Operating Expenses

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)
	($’s in millions)
Total operating expenses	$51.6	$42.9	$8.7	20.3%
Direct operating expense	22.5	17.9	4.6	25.7%
Selling, general and administrative expenses	22.9	19.0	4.0	20.9%
Break-up fee	—	1.5	(1.5)	Not meaningful
Depreciation expense	2.3	1.5	0.8	50.8%
Amortization expense	3.9	3.1	0.9	28.7%
Total operating expenses as a percentage of total revenues decreased from 89.6% for the three months ended September 30, 2008 to 82.8% for the three months ended September 30, 2009, largely due to strong third quarter 2009 revenues (when compared to third quarter of 2008) and expense control measures that we have implemented across both divisions, as well as the break-up fee paid in the third quarter of 2008. For the remainder of 2009, we expect total operating expenses as a percentage of total revenues to remain relatively constant with the third quarter.
Direct Operating Expenses. The increase in direct operating expenses consisted of a $5.6 million increase in our Professional Services Division and a $1.0 million decrease in our Business Information Division. You should refer to the more detailed discussions in the Professional Services Division Results and Business Information Division Results below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues decreased to 36.1% as of September 30, 2009 from 37.4% as of September 30, 2008. For the remainder of 2009, we expect our direct operating expenses as a percentage of total revenues to remain relatively constant with the third quarter.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $3.9 million increase in these expenses in our Professional Services Division, a $0.7 million decrease in these expenses in our Business Information Division, and a $0.8 million increase in unallocated corporate costs. You should refer to the more detailed discussions in the Professional Services Division Results and Business Information Division Results below for more information regarding the causes of the changes in each division’s selling, general and administrative expenses. Selling, general and administrative expenses attributable to our corporate operations increased $0.8 million, or 27.9%, to $3.6 million, for the three months ended September 30, 2009, from $2.8 million for the three months ended September 30, 2008. These expenses consist primarily of the cost of compensation and employee benefits for our human resources, accounting and information technology personnel, executive officers and other members of management, as well as unallocated portions of corporate insurance costs and costs associated with being a public company. The increase in operating expenses attributable to corporate operations was primarily due to an increase of $0.4 million as we continued to accrue for performance-based pay for our executive officers, as well as $0.3 million of severance accrued in connection with the elimination of an executive officer position. Selling, general and administrative expense as a percentage of revenue decreased to 36.7% as of September 30, 2009 from 39.6% as of September 30, 2008. This is largely due to expense control efforts that we have implemented across our divisions, as well as the increase in mortgage default processing services revenues in the third quarter of 2009 resulting from our acquisition of Barrett-NDEx.
Break-up Fee. In the third quarter of 2008, we paid $1.5 million to the sellers of a business we intended to acquire, but did not. We made this payment pursuant to our agreement with such sellers because we were unable to obtain debt financing on terms and timing that were satisfactory to us to close the acquisition. We have not entered into such break-up or termination agreements with other sellers of acquisition targets.
Depreciation and Amortization Expense. Our depreciation expense increased due to increased levels of property and equipment in the three months ended September 30, 2009, most notably due to the Barrett-NDEx acquisition. Our amortization expense increased primarily due to the amortization of finite-lived intangible assets acquired in the acquisition of Barrett-NDEx. Amortization expense in future periods will decrease as a result of the completion of the purchase price allocation of the assets acquired in the Barrett-NDEx acquisition by approximately $3.0 million annually, which we expect will be partially offset by increased amortization expense related to the finite-life intangible assets acquired in the Albertelli and DiscoverReady acquisitions.

Interest Expense, Net

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)
	($’s in millions)
Total interest expense, net	$1.6	$1.9	$(0.2)	(13.2)%
Interest on bank credit facility	1.1	1.6	(0.5)	(31.1)%
Cash interest expense on interest rate swaps	0.4	0.2	0.2	98.6%
Amortization of deferred financing fees	0.1	0.1	—	(2.5)%
Other	—	(0.1)	—	Not meaningful
Interest expense related to our bank credit facility decreased in the third quarter of 2009 due to decreased interest rates on our borrowings. The weighted average interest rate on our bank credit facility was 2.4% for the three months ended September 30, 2009 compared to 5.6% for the same period in 2008. For the three months ended September 30, 2009, our average outstanding borrowings were $149.1 million compared to $102.5 million for the same period in 2008. This increase in debt was primarily a result of the debt incurred to finance, in part, the acquisition of Barrett-NDEx in September 2008. Cash interest incurred on our interest rate swaps increased $0.2 million as a result of these interest rate changes.
Non-Cash Interest Income (Expense) Related to Interest Rate Swaps

	Three Months Ended September 30,
	2009	2008	Increase
	($’s in millions)
Non-cash interest income (expense) related to interest rate swaps	$0.2	$(0.1)	$0.3	Not meaningful
Non-cash interest income related to interest rate swaps increased as a result of a change in the estimated fair value of our interest rate swaps driven by interest rate changes. The estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet is a liability of $1.9 million and $1.3 million, respectively, at September 30, 2009 and 2008.
Income Tax Expense

	Three Months Ended September 30,
	2009	2008	Increase
	($’s in millions)
Income tax expense	$3.5	$1.5	$2.1	139.9%
The increase in income tax expense was due to a $5.5 million increase in income before taxes but after noncontrolling interests. The effective tax rate in both quarters was 37.5%.
Professional Services Division Results
Revenues

	Three Months Ended September 30,
	2009	2008	Increase
	($’s in millions)
Total Professional Services Division revenues	$40.0	$25.7	$14.3	55.8%
Mortgage default processing service revenues	35.9	21.2	14.7	69.6%
Appellate services revenues	4.0	4.5	(0.4)	(9.5)%
Professional Services Division revenues increased due to the increase in mortgage default processing service revenues, primarily from the acquisition of Barrett-NDEx in September 2008, which added $16.9 million in revenues for the three months ended September 30, 2009. This increase was partially offset by a decline in mortgage default processing service revenues resulting from new legislation in Michigan and Indiana that took effect in July 2009. These legislative changes are described under “Recent Developments—Regulatory Environment,” above. While the Michigan legislation did not adversely impact the number of files referred to us for processing during the quarter (when compared to third quarter 2008), it did lengthen the time over which we recognize revenue from these files because it added steps to the foreclosure process. The Indiana legislation negatively impacted the files referred to us for processing in that state, and corresponding revenue (when compared to third quarter 2008), because it delays the start of a foreclosure action. For the three months ended September 30, 2009, we serviced approximately 83,300 mortgage default case files compared to approximately 50,000 mortgage default case files that we serviced for the three months ended September 30, 2008. Barrett-NDEx accounted for approximately 50,500, or 60.6%, of the files we processed in the third quarter of 2009. Barrett-NDEx’s total file volume for the third quarter of 2008 was 45,500, which includes 13,700 files processed during the month that we owned them. File volume at Barrett-NDEx grew 11.0% from the third quarter of 2008 to the third quarter of 2009, which includes the two month period in the third quarter of 2008 when we did not own Barrett-NDEX.

The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 80%, of our Professional Services Division revenues in the third quarter of 2009. For the same period in 2008, Trott & Trott, Feiwell & Hannoy, and the Barrett law firm each accounted for more than 10% of our Professional Services Division revenues.
Appellate services revenues decreased $0.4 million in the third quarter of 2009, while Counsel Press assisted with 2,300 appellate filings as compared to 2,400 for the same period in 2008. This slight decrease in the number of appellate filings was further compounded by lower average revenue per filing, which was driven by smaller filings being processed and pricing pressures in the market.
Operating Expenses

	Three Months Ended September 30,
	2009	2008	Increase
	($’s in millions)
Total operating expenses	$30.8	$19.6	$11.1	56.5%
Direct operating expense	15.6	9.9	5.6	56.5%
Selling, general and administrative expenses	10.5	6.6	3.9	58.5%
Depreciation expense	1.5	0.8	0.7	90.2%
Amortization expense	3.1	2.2	0.9	38.8%
Operating expenses increased primarily as a result of the operating costs of Barrett-NDEx, which we acquired in September 2008. This added $10.8 million in operating expenses and accounted for $5.4 million of the increase in direct operating expenses, and $3.7 million of the increase in selling, general, and administrative expenses. NDeX, operating expenses (exclusive of the effects of the Barrett-NDEx acquisition) increased slightly over the prior period due primarily to increased personnel and health insurance costs.
Amortization expense increased from the amortization of finite-lived intangible assets associated with the acquisition of Barrett-NDEx, which added $0.9 million in amortization expense. Depreciation expense also increased as a result of the addition of the Barrett-NDEx assets.
Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue increased slightly to 76.9% for the three months ended September 30, 2009 from 76.5% for the three months ended September 30, 2008.
Business Information Division Results
Revenues

	Three Months Ended September 30,
	2009	2008	Increase (decrease)
	($’s in millions)
Total Business Information Division Revenues	$22.3	$22.2	$0.1	0.6%
Display and classified advertising revenues	6.6	8.4	(1.8)	(21.7)%
Public notice revenues	12.3	10.2	2.1	21.0%
Circulation revenues	3.2	3.3	(0.2)	(4.9)%
Other revenues	0.3	0.3	—	(1.9)%
Our display and classified advertising revenues (which include revenues from events) decreased primarily due to an approximate 19% decrease in the number of ads placed in our publications, which we continue to believe is driven by the sluggish economy, as well as a decrease in the average price paid per classified and display ad across our publications. A decrease in the number and frequency of specialty publications and magazines published also contributed to the revenue decline. As our customers continue to control spending in response to the general economic conditions in the markets we serve, we expect our display and classified advertising revenues will continue to decline in 2009 when compared to the same period in 2008.
Our public notice revenues increased due to an approximate 9% increase in the total number of public notice ads placed in our publications, most of which are foreclosure notices. Foreclosure notices tend to be larger ads, which we are generally required to publish multiple times and thus they generate more revenue than other types of public notice. More than half of this revenue increase was driven by the increased number of foreclosure notices placed in our Maryland publication. Last year, a change in public notice laws in Maryland delayed the timing when foreclosure notices were placed in this publication, thus negatively affecting third quarter 2008 public notice revenues.

Circulation revenues decreased due to a decline in the number of paid subscribers between September 30, 2008 and September 30, 2009. As of September 30, 2009, our paid publications had approximately 62,800 subscribers, a decrease of approximately 5,600, or 8.2%, from total paid subscribers of approximately 68,400 as of September 30, 2008. The majority of this decrease in paid subscriptions over these periods resulted from fewer responses to new subscription campaigns, which we believe is a result of the sluggish economy. We believe reader preference for on-line and web site access to our business journals, some of which we offer at discounted rates or no fee, has also contributed to a decline in circulation revenues. Revenues lost from this decline in paid subscriptions were partially offset by an increase in the average price per paid subscription.
The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for over 10% of our Business Information Division’s revenues for the three months ended September 30, 2009. For the same period in 2008, the business information products we target to the Missouri and Minnesota markets each accounted for over 10% of our Business Information Division’s revenues.
Operating Expenses

	Three Months Ended September 30,
	2009	2008	Increase (decrease)
	($’s in millions)
Total operating expenses	$17.0	$18.7	$(1.7)	(9.0)%
Direct operating expense	7.0	8.0	(1.0)	(12.7)%
Selling, general and administrative expenses	8.8	9.5	(0.7)	(7.5)%
Depreciation expense	0.5	0.5	—	9.3%
Amortization expense	0.8	0.8	—	0.4%
Direct operating expenses decreased primarily as a result of decreased production and distribution costs. These costs declined by $0.5 million primarily due to a reduction in the pages in our print publications, as well as the printing of fewer specialty publications and magazines and negotiating contract price reductions with our printing vendors. Business units also reduced their contract labor and freelance expenses as they relied more on in-house staff, thereby reducing direct operating expenses by approximately $0.2 million. In addition, decreased headcount and lower commissions and performance-based pay, which resulted from lower display and classified advertising revenues, accounted for another $0.1 million of the decrease.
Selling, general and administrative expenses declined primarily as a result of a reduction in personnel expenses, relating to a reduced headcount and lower commission and performance-based payments ($0.7 million). A $0.3 million reduction in bad debt expense as a result of more focused collection efforts also contributed to this decrease. Partially offsetting these decreases was an increase in promotional spending as we maintain and build our brands in several of the markets we serve. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 76.3% for the three months ended September 30, 2009 from 84.3% for the three months ended September 30, 2008, largely as a result of an increase in public notice revenues, which are higher margin revenues, and cost control efforts we implemented over the last four quarters.

Nine Months Ended September 30, 2009
Compared to Nine Months Ended September 30, 2008
Revenues

	Nine Months Ended September 30,
	2009	2008	Increase
	($’s in millions)
Total revenues	$193.3	$130.9	$62.4	47.6%
Our countercyclical revenues (mortgage default processing services and public notice) accounted for the increase in our revenues, including $65.2 million of revenues from acquired businesses (defined below). These revenues primarily consisted of $64.2 million in revenues from the Barrett-NDEx business acquired on September 2, 2008. An increase in public notice revenues of $4.4 million, along with $0.8 million in revenues from the mortgage default processing services business of Wilford & Geske acquired on February 22, 2008, also contributed to our total increase in revenues for the period. These revenues were offset by a $5.1 million organic decline (defined below) in display and classified advertising revenues in our Business Information Division as a result of the local economic conditions in the markets we serve. Organic revenue decline in NDeX was $0.9 million for the nine month period, which was caused by mortgage lender and loan servicer responses to recently enacted legislation in Indiana as described in “Recent Developments—Regulatory Environment” above.
We derived 65.3% and 47.8% of our total revenues from our Professional Services Division and 34.7% and 52.2% of our total revenues from our Business Information Division for the nine months ended September 30, 2009 and 2008, respectively. This change in mix resulted primarily from the Barrett-NDEx acquisition in September 2008 as well as general economic conditions in the markets we serve.
We define organic revenue growth/decline as the net increase or decrease in revenue produced by: (1) businesses we owned and operated prior to January 1, 2008, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangibles we purchased on or after January 1, 2008, and integrated into our existing businesses; and (3) businesses that we account for as acquisitions under the purchase method of accounting, but do not report separately for internal financial purposes, which we refer to as “fold-in acquisitions.” We refer to the net increase or decrease in revenues produced by businesses that we owned and operated after January 1, 2008, and that we account for as acquisitions under the purchase method of accounting, but which are not fold-in acquisitions, as “growth/decline from acquired businesses.”
Operating Expenses

	Nine Months Ended September 30,
	2009	2008	Increase
	($’s in millions)
Total operating expenses	$154.6	$111.0	$43.5	39.2%
Direct operating expense	68.5	46.4	22.1	47.8%
Selling, general and administrative expenses	66.1	51.8	14.3	27.6%
Break-up fee	—	1.5	(1.5)	Not meaningful
Depreciation expense	6.7	3.8	2.9	77.8%
Amortization expense	13.2	7.6	5.6	74.2%
Total operating expenses as a percentage of total revenues decreased from 84.8% for the nine months ended September 30, 2008 to 79.9% for the nine months ended September 30, 2009.
Direct Operating Expenses. The increase in direct operating expenses consisted of a $24.0 million increase in our Professional Services Division and a $1.9 million decrease in our Business Information Division. You should refer to the more detailed discussions in the Professional Services Division Results and Business Information Division Results below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues remained constant at 35.4% for the nine months ended September 30, 2009 and 2008.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $15.5 million increase in these expenses in our Professional Services Division, a $3.6 million decrease in these expenses in our Business Information Division, and a $2.4 million increase in unallocated corporate costs as discussed below. You should refer to the more detailed discussions in the Professional Services Division Results and Business Information Division Results below for more information regarding the causes of the changes in the divisional selling, general and administrative expenses. The increase in operating expenses attributable to corporate operations was primarily due to an increase in unallocated corporate insurance costs ($1.5 million), $0.5 of which is attributable to a change we made in the second quarter of 2008 in the accounting estimate related to our medical self-insurance reserve to more closely reflect past claims history. During the nine months ended September 30, 2009, we accrued $0.9 million for performance-based pay for our executive officers because, based on our financial performance thus far, it is likely that the performance targets will be met. We did not make similar accruals during the nine months ended September 30, 2008, because it was not likely, at that time, that the 2008 performance targets would be met. These factors contributed to the year-over-year increase in corporate operating expenses. Selling, general and administrative expense as a percentage of revenue decreased to 34.2% as of September 30, 2009 from 39.5% as of September 30, 2008. This is largely due to expense control efforts that have been put in place in our various businesses, as well as the significant increase in revenues recorded in our Professional Services Division in the first nine months of 2009 related to the Barrett-NDEx acquisition.

Break-up Fee. There was no break-up fee paid during the nine months ended September 30, 2009. See “Break-up Fee” in the three-month discussion earlier in this report for more information about the $1.5 million break-up fee paid in the third quarter of 2008.
Depreciation and Amortization Expense. Our depreciation expense increased due to increased levels of property and equipment in the nine months ended September 30, 2009, most notably due to the Barrett-NDEx acquisition. Our amortization expense increased primarily due to the amortization of finite-lived intangible assets acquired in the 2008 acquisitions, including Barrett-NDEx. Additionally, in the nine months ended September 30, 2009, we fully amortized that portion of the non-compete intangible asset attributable to Michael Barrett, a senior officer at Barrett-NDEx, as a result of his death in January 2009, resulting in an additional $0.9 million in amortization expense.
Other Income, Net

	Nine Months Ended September 30,
	2009	2008	Increase
	($’s in millions)
Other income, net	$1.5	$—	$1.5	Not meaningful
Other income, net increased by $1.5 million during the nine months ended September 30, 2009 as a result of the receipt of insurance proceeds on the company-owned life insurance of Michael C. Barrett, a senior officer of Barrett-NDEx, who passed away in January 2009. We used $0.5 million of these insurance proceeds to make a contribution to Southern Methodist University Dedman School of Law to establish a scholarship fund in his name. We netted this contribution against the gain recorded on the proceeds of the life insurance.
Interest Expense, Net

	Nine Months Ended September 30,
	2009	2008	Increase (decrease)
	($’s in millions)
Total interest expense, net	$5.3	$4.6	$0.7	15.1%
Interest on bank credit facility	4.0	3.9	0.1	2.7%
Cash interest expense on interest rate swaps	1.2	0.5	0.7	139.4%
Amortization of deferred financing fees	0.2	0.2	—	16.9%
Other	(0.1)	0.1	(0.1)	Not meaningful
Interest expense related to our bank credit facility increased slightly in the first nine months of 2009 due to increased average outstanding borrowings when compared to the second quarter of 2008. This was largely offset by a decline in our weighted average interest rate on these borrowings as discussed in the three month section above. For the nine months ended September 30, 2009, our average outstanding borrowings were $151.6 million compared to $80.5 million for the same period in 2008. This increase in debt was primarily a result of the debt incurred to finance, in part, the acquisition of Barrett-NDEx in September 2008. Cash interest incurred on our interest rate swaps increased as a result of interest rate changes.
Non-Cash Interest Income (Expense) Related to Interest Rate Swaps

	Nine Months Ended September 30,
	2009	2008	Increase
	($’s in millions)
Non-cash interest income (expense) related to interest rate swaps	$0.7	$(0.1)	$0.8	Not meaningful
Non-cash interest related to interest rate swaps increased as a result of a change in the estimated fair value of our interest rate swaps driven by interest rate changes. The estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet is a liability of $1.9 million and $1.3 million, respectively, at September 30, 2009 and 2008.

Income Tax Expense

	Nine Months Ended September 30,
	2009	2008	Increase
	($’s in millions)
Income tax expense	$13.2	$7.3	$6.0	82.0%
The increase in income tax expense was due to a $17.8 million increase in income before taxes but after noncontrolling interests which was partially offset by a decrease in effective tax rate during the first nine months of 2009 (36.7%) compared to the same period in 2008 (40.0%). The decrease in our effective tax rate resulted primarily from a decrease in the estimated state effective tax rate and the impact of non-taxable life insurance proceeds from Michael Barrett’s death.
Professional Services Division Results
Revenues

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)
	($’s in millions)
Total Professional Services Division revenues	$126.3	$62.5	$63.8	102.0%
Mortgage default processing service revenues	115.2	51.1	64.1	125.6%
Appellate services revenues	11.1	11.5	(0.4)	(3.1)%
Professional Services Division revenues increased due to the increase in mortgage default processing service revenues primarily as a result of the acquisition of Barrett-NDEx in September 2008, which accounted for $64.2 million of this increase for the nine months ended September 30, 2009. The mortgage default processing service businesses that we acquired from Wilford & Geske in February 2008 accounted for an additional $0.8 million of the total increase in division and mortgage default processing services revenues. These increases were partially offset by decreased mortgage default processing services revenues primarily resulting from legislation in Indiana that took effect in July 2009, which is described in “Recent Developments—Regulatory Environment” above. For the nine months ended September 30, 2009, we serviced approximately 267,500 mortgage default case files, compared to approximately 123,300 mortgage default case files that we serviced for the nine months ended September 30, 2008. Barrett-NDEx accounted for approximately 156,000, or 58.3%, of the files we processed in the first nine months of 2009. Barrett-NDEx’s total file volume for the nine months ended September 30, 2008 was 128,300, which includes 13,700 files processed during the month that we owned them. File volume at Barrett-NDEx grew 21.6% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, which includes the eight month period during the nine months ended September 30, 2008 when we did not own Barrett-NDEX.
The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 80%, of our Professional Services Division revenues in the first nine months of 2009. For the same period in 2008, Trott & Trott, Feiwell & Hannoy, and the Barrett law firm each accounted for more than 10% of our Professional Services Division revenues.
Despite a slight increase in the number of appellate filings processed in the first nine months of 2009 (Counsel Press assisted with 6,600 appellate filings as compared to 6,500 in the first nine months of 2008), appellate service revenues decreased as a result of lower average revenue per filing, driven by smaller filings being processed and pricing pressures in the market.
Operating Expenses

	Nine Months Ended September 30,
	2009	2008	Increase
	($’s in millions)
Total operating expenses	$93.4	$45.7	$47.7	104.3%
Direct operating expense	46.7	22.7	24.0	105.8%
Selling, general and administrative expenses	31.4	15.9	15.5	97.4%
Depreciation expense	4.5	1.8	2.7	145.0%
Amortization expense	10.8	5.3	5.5	104.7%

Operating expenses increased primarily as a result of the operating costs of Barrett-NDEx acquired in September 2008. This added $45.5 million in operating expenses, including $23.1 million of the increase in direct operating expenses and $14.3 million of the increase in selling, general, and administrative expenses. Direct operating expenses from NDeX (exclusive of those related to the Barrett-NDEx acquisition) increased as a result of increased personnel costs and other production costs associated with increased file volumes. Selling, general and administrative expenses increased resulting largely from increased personnel costs and health insurance costs.
Amortization expense increased from the amortization of finite-lived intangible assets associated with the 2008 acquisitions, most notably Barrett-NDEx, which added $5.3 million in amortization expense, including $0.9 million of additional amortization expense as a result of fully amortizing that portion of the non-compete intangible asset attributable to Michael Barrett as a result of his death in January 2009. Depreciation expense increased as a result of the addition of the Barrett-NDEx assets.
Total operating expenses attributable to our Professional Services Division as a percentage of Professional Services Division revenue increased to 73.9% for the nine months ended September 30, 2009 from 73.1% for the nine months ended September 30, 2008.
Business Information Division Results
Revenues

	Nine Months Ended September 30,
	2009	2008	Increase (decrease)
	($’s in millions)
Total Business Information Division Revenues	$67.0	$68.4	$(1.4)	(2.1)%
Display and classified advertising revenues	20.2	25.3	(5.1)	(20.1)%
Public notice revenues	35.8	31.4	4.4	14.0%
Circulation revenues	9.9	10.4	(0.6)	(5.4)%
Other revenues	1.1	1.3	(0.2)	(11.7)%
Our display and classified advertising revenues (which include revenues from events) decreased primarily due to an approximate 18% decrease in the number of ads placed in our publications, which we believe was driven by the sluggish economy, as well as a decrease in the average price paid per classified and display ad across our publications.
Our public notice revenues increased due to an approximate 8% increase in the total number of public notice ads placed in our publications, most of which were foreclosures notices as noted in the third quarter discussion above. This increased revenue was primarily driven by the increased number of foreclosure notices placed in our Maryland publication for the reasons described in our three month discussion above. In addition, the acquisition of the assets of Legal and Business Publishers, Inc. in February 2008 added $0.2 million in revenues for the full first nine months in 2009.
Circulation revenues decreased slightly due to a decline in the number of paid subscribers between September 30, 2008 and September 30, 2009, as discussed in the three month section above.
The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for over 10% of our Business Information Division’s revenues for the nine months ended September 30, 2009 and 2008. For the same period in 2008, the business information products we target to the Missouri and Minnesota markets each accounted for over 10% of our Business Information Division’s revenues.

Operating Expenses

	Nine Months Ended September 30,
	2009	2008	Increase (decrease)
	($’s in millions)
Total operating expenses	$51.5	$56.7	$(5.2)	(9.1)%
Direct operating expense	21.8	23.7	(1.9)	(7.8)%
Selling, general and administrative expenses	25.7	29.3	(3.6)	(12.3)%
Depreciation expense	1.5	1.4	0.2	13.5%
Amortization expense	2.4	2.3	0.1	4.8%
Direct operating expenses decreased primarily as a result of our decline in total revenue in this division, which resulted in lower production and distribution expenses (a $1.0 million cost savings). In addition, a reduction in personnel expenses related to a decrease in headcount as well as lower commission and performance-based pay account for $0.6 million of this decrease.
Selling, general and administrative expenses decreased primarily as a result of a decline in headcount and lower commission and performance based pay as a result of lower display and classified advertising revenues ($2.0 million). A $0.9 million decline in bad debt expense resulting from more focused collection efforts also contributed to this decrease. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 76.8% for the nine months ended September 30, 2009 from 82.8% for the nine months ended September 30, 2008, largely as a result of cost control efforts we implemented over the last four quarters.
Off Balance Sheet Arrangements
We have not entered into any off balance sheet arrangements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of September 30, 2009 and December 31, 2008, as well as cash flows for the nine months ended September 30, 2009 and 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Cash and cash equivalents	$20,640	$2,456
Working capital (deficit)	5,898	(12,588)
Long-term debt, less current portion	133,675	143,450

	Nine Months
	Ended September 30,
	2009	2008
Net cash provided by operating activities	$32,104	$16,211
Net cash used in investing activities:
Acquisitions and investments	(2,441)	(183,518)
Capital expenditures	(2,584)	(3,957)
Net cash (used) provided by financing activities	(8,995)	171,817
Cash Flows Provided by Operating Activities
The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
Net cash provided by operating activities for the nine months ended September 30, 2009, increased $15.9 million, or 98.0%, to $32.1 million from $16.2 million for the nine months ended September 30, 2008. This increase was primarily the result of improved net income, largely as a result of the acquired business of Barrett-NDEx in September 2008.

Working capital increased by $18.5 million, from a deficit of $(12.6) million at December 31, 2008, to $5.9 million at September 30, 2009, resulting primarily from strong cash collections in 2009 driven by increased revenues in our Professional Services division. A significant increase in accounts receivable in 2009 due to increased sales and pass-through costs at Barrett-NDEx also contributed to the increase, but was partially offset by the $13.0 million liability recorded in connection with the achievement of the Barrett-NDEx earnout.
Our allowance for doubtful accounts, allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of September 30, 2009 and December 31, 2008 is set forth in the table below:

	September 30,	December 31,
	2009	2008
Allowance for doubtful accounts (in thousands)	$914	$1,398
Allowance for doubtful accounts as a percentage of gross accounts receivable	1.7%	3.5%
Day sales outstanding	79.4	62.6
The decrease in allowance for doubtful accounts as a percentage of gross accounts receivable primarily results from of the large increase in receivables from the Barrett law firm, for which we carry no allowance for doubtful accounts. No allowance is carried on these accounts because, to date, we have not experienced any problems in collecting payment from the Barrett law firm. Additionally, focused collection efforts across our Business Information operating units has resulted in a decrease in the estimated reserves.
We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. In calculating our DSO for the year ended December 31, 2008, we annualized the revenues from Barrett-NDEx, which we have only owned since September 2, 2008. Our DSO increased significantly from December 31, 2008 to September 30, 2009, primarily because (1) at December 31, 2008, Trott & Trott paid a significant portion of its accounts receivable balance early, which it did not do at the end of September of 2009; and (2) the number of unbilled files from our Texas and California operations as well as the number of billed pass through costs related to our California operations grew, increasing accounts receivable from that operation.
We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $4.2 million in the nine months ended September 30, 2009 and $5.6 million in the nine months ended September 30, 2008. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased $182.5 million to $(4.9) million in the nine months ending September 30, 2009 from $(187.4) million in the nine months ended September 30, 2008. In the first nine months of 2009 and 2008, we used cash primarily in connection with acquisitions and capital expenditures for offices, equipment, and software. Cash paid for acquisitions totaled $183.5 million for the nine months ended September 30, 2008, compared to $2.4 million paid during the nine months ended September 30, 2009. Acquisition spending during the first nine months of 2009 relates to earnouts paid during that period as well as the investment in GovDelivery that we made during the third quarter. Capital expenditures and purchases of software were approximately $2.6 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively. About 30.0% of our capital spending in the first nine months of 2009 related to office moves and related expenditures and a building restoration project at one of our facilities, as well as upgrading our press equipment at our printing facilities, and another 24.0% related to spending on various technology enhancements. We expect the costs for capital expenditures to range between 1.5% and 2.5% of our total revenues, on an aggregated basis, for the year ending December 31, 2009, which we expect to use in the fourth quarter of 2009 for improvements to our proprietary case management systems, for telecommunications equipment at NDeX and in connection with our business continuity and disaster readiness initiatives. Since September 30, 2009, we paid an aggregate of $38.9 million to close the Albertelli and DiscoverReady acquisitions discussed in “Recent Acquisitions” above, which was funded by cash on our balance sheet at September 30, 2009, cash flow from operations received from September 30, 2009, through November 2, 2009, and a $9.0 million draw on our revolving line of credit.

Finite-lived intangible assets decreased $88.4 million, or 34.7%, to $166.5 million at September 30, 2009 from $254.9 million as of December 31, 2008. The change in the finite-lived intangible assets resulted primarily from the completion of the valuation of the assets acquired in the Barrett- NDEx acquisition and the reclassification of amounts previously recorded as finite-lived intangible assets. These assets, which were originally recorded in connection with the Barrett-NDEx acquisition, were changed because the valuation of the acquired assets was completed in September 2009. See “Recent Acquisitions,” above for a discussion on the particular changes.
Goodwill increased to $196.6 million as of September 30, 2009, from $119.0 million at December 31, 2008. The change in goodwill resulted primarily from the completion of the valuation of the assets acquired in the Barrett-NDEx acquisition (See “Management’s Discussion and Analysis—Recent Acquisitions” above for more information about the completion of this purchase price allocation). In addition, we recorded $13.0 million as an adjustment to goodwill because Barrett-NDEx satisfied the earnout target as more fully described in “Recent Acquisitions” above. This adjustment also accounted for a portion of the change in goodwill that occurred as of September 30, 2009.
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
Net cash (used) provided by financing activities decreased $180.8 million to a $(9.0) million use of cash in the nine months ended September 30, 2009 from $171.8 million of cash provided in the nine months ended September 30, 2008. In the first nine months of 2009, financing activity was limited to payments on our senior long-term debt and our unsecured note payable to Feiwell & Hannoy, as there were no new borrowings. Long-term debt, less current portion, decreased $9.8 million, or 6.8%, to $133.7 million as of September 30, 2009 from $143.5 million as of December 31, 2008.
Until February 7, 2010, APC Investments and Feiwell & Hannoy have the right to require NDeX to repurchase all or any portion of their respective membership interest in NDeX on the terms and conditions more fully described in “Noncontrolling Interest” above. To date, neither APC Investments nor Feiwell & Hannoy have exercised their respective put right. If APC Investments and Feiwell & Hannoy’s put rights had been exercised on September 30, 2009, NDeX would have been obligated to pay APC Investments and Feiwell & Hannoy $17.2 million in the aggregate over a period of three years with interest at a rate equal to prime plus 2.0%.
Credit Agreement. On August 8, 2007, we, including our consolidated subsidiaries, entered into a second amended and restated credit agreement, effective August 8, 2007, with a syndicate of bank lenders and U.S. Bank National Association, as lead bank and agent for the lenders, for a senior secured credit facility comprised of a term loan facility due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility with a final maturity date of August 8, 2012. On November 2, 2009, we entered into a second amendment to our credit agreement with U.S. Bank and the syndicate of bank lenders under the terms of which such lenders consented to our acquisition of DiscoverReady (described in “Recent Acquisitions” above). There were no changes to material terms of the credit agreement under this amendment. In connection with this amendment, we paid the lenders approximately $0.5 million in fees.
At September 30, 2009, we had $146.5 million outstanding under our term loan, and no amount outstanding under our revolving line of credit and available capacity of approximately $40.0 million, after taking into account the senior leverage ratio requirements under the credit agreement. On November 2, 2009, we borrowed $9.0 million on our revolving line of credit to fund, in part, our acquisition of DiscoverReady, leaving approximately $31.0 million available on our revolving line of credit, after taking into account the senior leverage ratio requirements on our credit facility. We will use the remaining availability under our credit agreement, if at all, for working capital and other general corporate purposes, including the financing of acquisitions.

At September 30, 2009, the weighted average interest rate on our senior term note was 2.4%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At September 30, 2009, all of the interest on our senior note was based on LIBOR.
Future Needs
We expect that cash flow from operations, supplemented by short and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations, capital expenditure requirements, and the $13.0 million owed to the sellers of Barrett-NDEx in connection with the satisfaction of the earn-out target (see “Recent Acquisitions” above) , along with any payment obligations upon the exercise of the put right by APC Investments or Feiwell & Hannoy as described in “Noncontrolling Interest” above. However, our ability to generate sufficient cash flow in the future could be adversely impacted by regulatory, lender and other responses to the mortgage crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments — Regulatory Environment” in our annual report on Form 10-K filed with the SEC on March 12, 2009 and earlier in this report. In addition, since September 30, 2009, we also made aggregate payments of $38.9 million to close the Albertelli and DiscoverReady acquisitions (See “Recent Acquisitions” and “Cash Flows from Investing Activities” above).
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
We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of September 30, 2009, our interest rate swap agreements were not designated for hedge accounting treatment and as a result, the fair value is classified within other deferred revenue and other liabilities on our balance sheet and as a component of interest expense in our statement of operations for the year then ended. For the three and nine months ended September 30, 2009, we recognized interest income of $0.3 million and $0.5 million, respectively, related to the change in fair value of the interest rate swap agreements. For the three months ended September 30, 2008, we recognized interest income of $1.2 million, and, for the nine months ended September 30, 2008, we recognized no interest income or expense, related to the change in fair value of the interest rate swap agreements. At September 30, 2009 and 2008, the estimated fair value of our fixed interest rate swaps was a liability of $1.9 million and $1.3 million, respectively.
If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.
Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.6 million (pre-tax) and $0.2 million (pre-tax) for the nine months ended September 30, 2009 and 2008, respectively.

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
Changes in Internal Control over Financial Reporting
There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, and we do not believe that any such existing litigation is material to our financial condition or results of operations.

Item 1A.	Risk Factors
The following risk factors supplement the risk factors included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009 and also update and supersede those risk factors under the captions (which are being updated to account for the acquisition of DiscoverReady): (a) Regulation of the legal profession may constrain APC’s and Counsel Press’ operations, and numerous issues arising out of that regulation, its interpretation or its evolution could impair our ability to provide professional services to our customers and reduce our revenues and profitability; (b) Claims, even if not valid, that our case management software systems, document conversion system or other proprietary software products and information systems infringe on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services; and (c) We may be required to incur additional indebtedness if any of the minority members of APC exercises its put right with respect to its membership interest in APC.
Other than as set forth below, there have been no material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009, as updated by our disclosures in “Risk Factors” in Item 1A of Part II of our quarterly report on Form 10-Q filed with the SEC on August 7, 2009.

We have owned and operated DiscoverReady, LLC for a very short period of time and none of our executive officers have managed or operated a discovery management and document review services company prior to this acquisition.
We acquired an 85% equity interest in DiscoverReady, LLC on November 2, 2009. DR Holdco, LLC, a limited liability company owned by James K. Wagner, Jr., Steven R. Harber, Paul Yerkes and David Shub, along with other DiscoverReady employees, owns the remaining 15% membership interest in DiscoverReady. DiscoverReady provides outsourced discovery management and document review services to major United States companies and their counsel. Prior to our acquisition of this business, our executive officers have not managed or operated a discovery management and document review business. Thus, we will rely heavily on the management skills and experiences of Messrs. Wagner and Harber, who have co-founded and built DiscoverReady and have a deep understanding of the discovery management and document review business. If our executive officers cannot effectively manage and operate this business, DiscoverReady’s, and our Professional Services division’s, operating results and prospects may be adversely affected and we may not be able to execute our growth strategy with respect to DiscoverReady.
We have employment agreements with Messrs. Wagner and Harber; however, these employment agreements do not ensure that either of them will not voluntarily terminate their employment with us. We also do not have key man insurance for either of Messrs. Wagner or Harber. The loss of either Messr. Wagner or Harber could require our executive officers to divert immediate attention to seeking a replacement and operating a business in which our executive officers have no prior experience. Our inability to find a suitable replacement for either of Messrs. Wagner or Harber on a timely basis could adversely affect our ability to operate and grow DiscoverReady.
DiscoverReady’s business revenues are very concentrated among a few customers and if these customers choose to manage their discovery with their own staff or by engaging another provider and if we are unable to develop new customer relationships, our operating results and the ability to execute our growth strategy may be adversely affected.
DiscoverReady generates revenue through fixed-fee arrangements for outsourced discovery management and document review services with major United States companies and their counsel. DiscoverReady’s top two customers are expected to account for more than 60% in the aggregate, of its projected revenues for 2009. Once of these customers is projected to account for 37% of its projected 2009 revenues and accounted for 33% of its 2008 revenues. Therefore, the success of our discovery management business is tied to our relationships with these key customers as well as our ability to develop new customer relationships. Our operating results and ability to execute our growth strategy for DiscoverReady could be adversely affected if (1) we lose business from any of these customers; (2) if these customers are affected by changes in the market and industry or other factors that cause them to be unable to pay for our services; or (3) if we are unable to attract additional business from current or new customers for any reason, including any of the following: poor service, the loss of key employees, such as James K. Wagner, Jr. and Steven R. Harber, the decision of our customers to perform document review services with its own staff or to engage the services to one of our competitors. If any of these were to occur, it could reduce the cash flow of DiscoverReady and adversely affect the results of operations of this business.
Regulation of the legal profession may constrain the operations of the businesses in our Professional Services division, and numerous issues arising out of that regulation, its interpretation or its evolution could impair our ability to provide professional services to our customers and reduce our revenues and profitability.
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

Pursuant to services agreements between NDeX and its law firm customers, we provide mortgage default processing services to law firms and directly to mortgage lenders and loan servicers on California foreclosure files. Through Counsel Press, we provide procedural and technical advice to law firms and attorneys to enable them to file appellate briefs, records and appendices on behalf of their clients that comply with court rules. Through DiscoverReady, we provide outsourced discovery management and document review services under fixed fee arrangements. Current laws, regulations and codes of ethics related to the practice of law pose the following principal risks:
•	State or local bar associations, state or local prosecutors or other persons may challenge the services provided by APC, Counsel Press or DiscoverReady as constituting the unauthorized practice of law. Any such challenge could have a disruptive effect upon the operations of our business, including the diversion of significant time and attention of our senior management. We may also incur significant expenses in connection with such a challenge, including substantial fees for attorneys and other professional advisors. If a challenge to any of these businesses were successful, we may need to materially modify our professional services operations in a manner that could adversely affect that division’s revenues and profitability and we could be subject to a range of penalties that could damage our reputation in the legal markets we serve. In addition, any similar challenge to the operations of NDeX’s law firm customers could adversely impact their mortgage default business, which would in turn adversely affect our Professional Service Division’s revenues and profitability;
•	The services agreements to which NDeX is a party could be deemed to be unenforceable if a court were to determine that such agreements constituted an impermissible fee sharing arrangement between the law firm and NDeX; and
•	Applicable laws, regulations and codes of ethics, including their interpretation and enforcement, could change in a manner that restricts NDeX’s, Counsel Press’s or DiscoverReady’s operations. Any such change in laws, policies or practices could increase our cost of doing business or adversely affect our revenues and profitability.
Claims, even if not valid, that our case management software systems, document conversion system, document review systems or other proprietary software products and information systems infringe on the intellectual property rights of others could increase our expenses or inhibit us from offering certain services.
Other persons could claim that they have patents and other intellectual property rights that cover or affect our use of software products and other components of information systems on which we rely to operate our business, including our two proprietary case management software systems we use to provide mortgage default processing services, our proprietary document conversion system we use to provide appellate services and the proprietary document review systems we use to provide outsourced discovery management and document review services. Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. Any litigation, regardless of the outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business. If a court determines that one or more of the software products or other components of information systems we use infringes on intellectual property owned by others or we agree to settle such a dispute, we may be liable for money damages. In addition, we may be required to cease using those products and components unless we obtain licenses from the owners of the intellectual property or redesign those products and components in such a way as to avoid infringement. In any event, such situations may increase our expenses or adversely affect the marketability of our services.

We may be required to incur additional indebtedness if any of the holders of noncontrolling interest in NDeX or DiscoverReady exercise their put rights with respect to their interest in such entities or if we exercise our call right with respect to DiscoverReady.
Under the terms of NDeX’s operating agreement (as amended and restated), the minority members of APC have the right to require NDeX to repurchase all or any portion of their membership interests in NDeX (currently 15.3%). As of September 30, 2009, the redemption value of the put right of the minority members of NDeX was $28.5 million. APC Investments and Feiwell & Hannoy (holding 9.2% in the aggregate) may exercise the put right until February 7, 2010 and, had they both exercised their put right at September 30, 2009, we would be required to pay them an aggregate $17.2 million. The remaining minority members of NDeX (holding 6.1% in the aggregate) may exercise this right within the six month period following September 2, 2012.
We will incur additional indebtedness in the future if any minority member of NDeX exercises its put right because the purchase price paid by NDeX in connection with any such repurchase would be in the form of a three-year unsecured note. The principal amount of the note would be equal to (x) 6.25 times NDeX’s trailing twelve month EBITDA, less the aggregate amount of any interest-bearing indebtedness of NDeX as of the repurchase date, multiplied by (y) such minority member’s percentage ownership interest in NDeX. Such note would bear interest at a rate equal to prime plus 2%. If we are required to incur this additional indebtedness, it could decrease the amount of working capital available to fund our operations, which could impair our ability to operate and grow our business as planned.
Under the terms of the DiscoverReady limited liability company agreement, DR Holdco (which holds a 15% equity interest) has the right, for a period of ninety days following November 2, 2012, to require DiscoverReady to repurchase all of its equity interest in DiscoverReady. During that same period, we also have the right to require DR Holdco to sell all or a portion of it equity interest in DiscoverReady to us. These rights may be exercised earlier in certain limited circumstances. See “Noncontrolling Interest” above for more information about these circumstances. If either of the rights described above are exercised, the purchase price we will pay for the DR Holdco interest in DiscoverReady will be based on fair market value. At November 2, 2009, the fair market value of the DR Holdco interest in DiscoverReady was $5.6 million. We may be required to incur indebtedness should we or DR Holdco exercise our respective rights as we will may be required to pay the purchase price under the terms of a three-year unsecured note to the extent our credit agreement limits our ability to use our available cash. The note would bear interest at a rate equal to prime plus 1.0%.

Item 2.	Unregistered Sales of Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
On November 2, 2009, we acquired an 85% equity interest in DiscoverReady, LLC under the terms and conditions of a membership interests purchase agreement by and among the DiscoverReady, LLC, DR Holdco LLC, Steven R. Harber, David Shub, James K. Wagner, Paul Yerkes, C. Parkhill Mays and us. In connection with this acquisition, DiscoverReady amended and restated its limited liability company agreement as of November 2, 2009. We describe the material terms and conditions of the purchase agreement and limited liability company agreement in more detail under “Management’s Discussion and Analysis—Recent Acquisitions” above, which is incorporated in this Item 5 by reference. Such descriptions of the membership interest purchase agreement and limited liability company agreement are qualified in their entirety by reference to the full text of such agreements that are filed with this quarterly report on Form 10-Q as Exhibits 2.1 and 10.9, respectively, and which are incorporated herein by reference.
Also, on November 2, 2009, we and our consolidated subsidiaries entered into a second amendment to our second amended and restated credit agreement with the syndicate of lenders that are party to that agreement under the terms of which such lenders consented to our acquisition of an 85% equity interest in DiscoverReady. We paid $500,000 in fees to the lenders in connection with this amendment. Such description of the second amendment is qualified in its entirety by reference to the full text of the second amendment, which is filed with this quarterly report on Form 10-Q as Exhibit 10.10 and which is incorporated herein by reference.

On November 6, 2009, we issued a press release announcing our acquisition of the membership interest in DiscoverReady, LLC, a copy of which is attached to this quarterly report on Form 10-Q as Exhibit 99.1.

Item 6.	Exhibits

Exhibit
No	Title	Method of Filing
2.1 *
Membership Interests Purchase Agreement by and among DiscoverReady LLC, DR Holdco LLC, Steven R. Harber, David Shub, James K. Wagner, Paul Yerkes, C. Parkhill Mays and Dolan Media Company dated November 2, 2009
Filed herewith.

10.1	Amendment No. 5 to the American Processing Company, LLC Operating Agreement dated July 1, 2009	Incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed with the SEC on August 7, 2009.

10.2	Separation Agreement and General Release between Dolan Media Company and Mark E. Baumbach dated July 28, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on July 28, 2009.

10.3	Amended and Restated Employment Agreement between Dolan Media Company and Scott J. Pollei dated August 1, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on August 4, 2009.

10.4	Employment Agreement between Dolan Media Company and Vicki J. Duncomb dated August 1, 2009	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on August 4, 2009.

10.5	Second Amendment to Employment Agreement between Dolan Media Company and Mark W.C. Stodder dated August 1, 2009	Incorporated by reference to Exhibit 10.7 of our quarterly report on Form 10-Q filed with the SEC on August 7, 2009.

10.6	Services Agreement among American Processing Company, LLC (d/b/a NDeX) and James E. Albertelli, P.A. dated October 1, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on October 5, 2009. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.7
Asset Purchase Agreement among Dolan Media Company, American Processing Company, LLC (d/b/a NDeX), James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli dated October 1, 2009
Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on October 5, 2009.

10.8	Consulting Agreement between Mark E. Baumbach and Dolan Media Company dated September 28, 2009	Filed herewith.

Exhibit
No	Title	Method of Filing
10.9	Third Amended and Restated Limited Liability Company Agreement of DiscoverReady, LLC dated as of November 2, 2009	Filed herewith.

10.10	Second Amendment to Second Amended and Restated Credit Agreement with Dolan Media Company, its consolidated subsidiaries and a syndicate of lenders dated November 2, 2009	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Furnished herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith.

99.1	Press Release of Dolan Media Company dated November 6, 2009	Filed herewith.

*	The schedules and exhibits to the Membership Interests Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted schedules and exhibits.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2009	DOLAN MEDIA COMPANY
	By:	/s/ James P. Dolan
James P. Dolan
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 6, 2009

	By:	/s/ Vicki J. Duncomb
Vicki J. Duncomb
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
No	Title	Method of Filing
2.1 *
Membership Interests Purchase Agreement by and among DiscoverReady LLC, DR Holdco LLC, Steven R. Harber, David Shub, James K. Wagner, Paul Yerkes, C. Parkhill Mays and Dolan Media Company dated November 2, 2009
Filed herewith.

10.8	Consulting Agreement between Mark E. Baumbach and Dolan Media Company dated September 28, 2009	Filed herewith.

10.9	Third Amended and Restated Limited Liability Company Agreement of DiscoverReady, LLC dated as of November 2, 2009	Filed herewith.

10.10	Second Amendment to Second Amended and Restated Credit Agreement with Dolan Media Company, its consolidated subsidiaries and a syndicate of lenders dated November 2, 2009	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Furnished herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith.

99.1	Press Release of Dolan Media Company dated November 6, 2009	Filed herewith.

*	The schedules and exhibits to the Membership Interests Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally to the SEC, upon request, a copy of the omitted schedules and exhibits.