Form 10-K
period 2009-12-31
Dolan Media CO
filed 2010-03-08
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the registrant’s non-affiliates owned shares of its common stock having an aggregate market value of $353,169,029.37 (based upon the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange).

On March 1, 2010, there were 30,324,342 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of our definitive proxy statement for our 2010 Annual Meeting of Stockholders, which we expect to file with the Securities Exchange Commission on or around April 5, 2010, but will file no later than 120 days after December 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In this annual report on Form 10-K, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Dolan Media Company and its consolidated subsidiaries. During 2009, we began operating our majority-owned subsidiary, American Processing Company and its subsidiaries (collectively, “APC”), under the trade name, National Default Exchange or NDeX. Therefore, when we refer to “National Default Exchange” or “NDeX” in this annual report on Form 10-K, we mean all of our mortgage default processing operations in Michigan, Indiana and Minnesota and at Barrett-NDEx, as well as those acquired from the Albertelli sellers in October 2009, all of which we formerly referred to as “APC.” When we refer to “Barrett-NDEx” in this annual report on Form 10-K, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets that NDeX acquired on September 2, 2008. The term “Barrett law firm” refers to Barrett, Daffin, Frappier, Turner & Engel, LLP and its affiliates. When we refer to the “Albertelli sellers” in this annual report on Form 10-K, it means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group. We also refer to James E. Albertelli, P.A. and The Albertelli Firm, P.C., together, as the “Albertelli law firm.” The term “Trott sellers” in this annual report on Form 10-K means David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, each of whom we individually refer to as a “Trott seller.”

PART I

Item 1.	Business

Overview

We are a leading provider of necessary professional services and business information to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating divisions: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two operating segments: mortgage default processing services and litigation support services. Through our subsidiary, NDeX, we provide mortgage default processing services to eight law firm customers as well as directly to mortgage lenders and loan servicers on residential real estate located in California. We currently provide these services for residential real estate located in California, Florida, Georgia, Indiana, Michigan, Minnesota, and Texas. Our subsidiaries DiscoverReady and Counsel Press comprise our litigation support services operating segment. DiscoverReady, which we acquired on November 2, 2009, provides outsourced discovery management and document review services to major United States companies and their counsel. Counsel Press provides appellate services to law firms and attorneys nationwide. Our Business Information Division publishes business journals, court and commercial media and other highly focused information products and services, operates web sites and produces events for targeted professional audiences in each of the 21 geographic markets that it serves across the United States. We currently publish 64 publications consisting of 11 paid daily print publications, 23 paid non-daily print publications, 12 non-paid non-daily print publications, and 18 publications that we only provide online or through email. We also deliver 18 of our print publications electronically through our web sites and provide other business information through our 39 event and other non-publication web sites and our email notification systems.

Our business model has multiple diversified revenue streams that allow us to generate revenues and cash flow throughout all phases of the economic cycle. This diversification allows us to maintain the flexibility to capitalize on growth opportunities. In addition, our balanced business model, together with our diverse geographic mix, produces stability by mitigating the effects of economic fluctuations. The following table shows the percentage of our total revenues generated by our products and services for the years ended December 31, 2009, 2008, and 2007.

	Percentage of
	2009	2008	2007
Revenue type	Revenues	Revenues	Revenues

Cyclical revenues
Display and classified advertising revenues	10.5%	17.7%	23.4%
Circulation and other revenues	5.5%	8.1%	10.8%
Litigation support services segment revenues	8.0%	7.9%	9.9%

Total cyclical revenues	24.0%	33.7%	44.1%

Countercyclical revenues
Mortgage default processing services segment revenues	57.6%	44.5%	34.1%
Public notice revenues	18.4%	21.8%	21.7%

Total countercyclical revenues	76.0%	66.3%	55.8%

Cyclical revenues and cash flows tend to increase during economic expansions and decrease during economic downturns. In contrast, revenues and cash flows from countercyclical revenues tend to increase during economic downturns and decrease during economic expansions. For example, absent government intervention, a worsening economy tends to lead to a higher rate of residential mortgage foreclosures and a greater number of foreclosure-related public notices being published, while an improving economy tends to have the opposite impact. We had previously classified our litigation support services segment revenues (which prior to November 2009 only included revenues from Counsel Press) as non-cyclical because we believed that the number of appellate filings did not fluctuate significantly with the economic cycles. However, we now believe that these revenues (which now includes the discovery management and document review services of DiscoverReady, which we acquired in November 2009) tend to increase during economic expansions and decrease during economic downturns as we believe parties to litigation tend to engage in more settlement discussions when the economy is worsening.

Our History

Dolan Media Company is a Delaware corporation that was incorporated in March 2003 under the name DMC II Company to continue operations started in 1992 by our predecessor company, also named Dolan Media Company. In July 2003, after our predecessor company spun off its business information and other businesses to us in connection with a restructuring, we resumed operations under the name Dolan Media Company.

We have a successful history of growth through acquisitions, completing 20 acquisitions since March 2003, including two acquisitions in 2009, and 50 acquisitions under our predecessor company from 1992 through March 2003. In October 2009, we acquired the mortgage default processing and related services business of the Albertelli sellers, which enabled us to begin providing mortgage default processing services through our majority-owned subsidiary NDeX in Florida. We currently own 93.8% of NDeX. In November 2009, we entered a new line of business in our Professional Services division with the acquisition of an 85.0% interest in DiscoverReady LLC. DiscoverReady is a leading provider of outsourced discovery management and document review services to major United States companies and their counsel. DiscoverReady is headquartered in New York City, with an office in Charlotte, North Carolina.

As a result of our acquisition of DiscoverReady, we began reporting in three segments: Business Information (no change), Mortgage Default Processing Services (which was previously part of our Professional Services segment) and Litigation Support Services (which consists of DiscoverReady and our appellate services operations at Counsel Press). Our Mortgage Default Processing Services and Litigation Support Services segments comprise our Professional Services division.

We expect that our acquisitions will continue to be a component of growth in our three operating segments. We also expect to continue to identify opportunities to expand the businesses in our Professional Services Division by starting operations in markets where we have not previously provided these services or by acquiring business lines that we have not previously provided, like our acquisition of DiscoverReady described above. For more information about the businesses we acquired in 2009, you should refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Acquisitions” below.

Our Industries

Professional Services

Our Professional Services Division consists of two operating segments: mortgage default processing services and litigation support services. Our mortgage default processing services segment comprises the operations of NDeX. Our litigation support services segment comprises the operations of DiscoverReady, our discovery management and document review services business (acquired in November 2009), and Counsel Press, our appellate services business. We provide these support services to the legal profession, including in-house legal counsel with respect to DiscoverReady. In addition, NDeX also provides its services directly to mortgage lenders and loan servicers on California foreclosure files. We believe that attorneys and law firms are increasingly looking for opportunities to outsource non-legal functions so that they can focus their efforts on the practice of law. We believe that law firms are under intense pressure to increase efficiency and restrain costs while fulfilling the growing demands of clients. We further believe that outsourcing has become an increasingly attractive choice for law firms as they identify functions outside of their core competency of practicing law that can be performed by non-attorneys and, in turn, help manage their costs and give them the capacity to serve their clients.

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

We believe that residential mortgage delinquencies and defaults are increasing primarily as a result of the high unemployment rate and the number of homeowners who owe more on their mortgages than their home is worth due to deterioration in the residential real estate markets, as well as the re-setting of interest rates on adjustable rate mortgages. Further compounding these trends is the slowing of demand in the residential real estate market in many regions of the United States, which makes it more difficult for borrowers in distress to sell their homes, along with tighter credit requirements for new loan products. The increased volume of delinquencies and defaults has created additional demand for default processing services and has served as a growth catalyst for the mortgage default processing market. See, however, “Item 1A: Risk Factors” for a discussion of increased regulations and voluntary foreclosure relief programs that could have an adverse impact on the mortgage default processing market.

Based on information provided to the Mortgage Bankers Association, or MBA, by banks and loan servicers who report their mortgage data to the MBA, approximately 52 million residential mortgage loans were being serviced in the United States as of December 31, 2009, a 2.1% decrease from the approximately 53 million residential mortgage loans being serviced a year earlier. The MBA is a national association representing the real estate finance industry. The MBA’s information also shows that seriously delinquent mortgages, defined as loans that are more than 90 days past due, rose approximately 50.2% during 2009. In its fourth quarter industry report, the MBA estimates that 4.6% of all mortgage loans were in foreclosure at December 31, 2009. This estimate includes loans where servicing has been suspended in accordance with the mortgage lender’s or loan servicer’s foreclosure requirements and excludes loans where the foreclosure has been completed. Based on this estimated annual volume of mortgages in foreclosure and the average revenue we derived per file in 2009 (which we assume would be generally representative of rates charged for mortgage default processing services throughout the United States), we believe the U.S. market for residential mortgage default processing services was approximately $1.2 billion in 2009.

Litigation Support Services

The market for litigation support services is highly fragmented and we believe that it includes a large number of local and regional providers across the country, along with an unknown number of local and regional law firms in the United States who choose to provide these services to their clients directly rather than outsourcing them. One of the litigation support services that we provide is discovery management and document review services. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. We also believe that some United States companies with in-house legal departments choose to perform some portions of the discovery process in-house, rather than outsourcing them. This process can be expensive and time-consuming for companies and their lawyers depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. As the volume of data requiring review continues to increase, we anticipate that companies and their lawyers will be required to find more cost effective and efficient solutions to managing their discovery process.

We also provide appellate services to lawyers in connection with both state and federal appeals. Federal appeals often are more sophisticated, more complicated and more voluminous than appeals in state courts, and thus we believe that federal appeals present more attractive business prospects for Counsel Press. For the twelve months ended March 31, 2009, the 13 federal circuits of the U.S. Court of Appeals accepted approximately 62,000 cases based on information from the Administrative Office of the U.S. Courts. This represents a 3% increase over the prior year as reported by the Administrative Office of the U.S. Courts. The National Center for State Courts in a 2008 survey reported that appellate filings in all state courts totaled just over 280,000 cases in 2007 and, with modest variations, had been at about that volume since 1995. State appellate case volume, while larger than federal case volume, we believe offers less attractive business prospects for Counsel Press because many of the state cases are simpler and have less challenging document preparation and filing needs. In addition, unlike the federal court system, eleven states and the District of Columbia have no intermediate-level appellate courts.

Business Information

We provide business information products to companies and professionals in the legal, financial and real estate sectors primarily through print and online business journals and court and commercial newspapers, as well as other electronic media offerings. Our business journals generally rely on display and classified advertising as a significant source of revenue and provide content that is relevant to the business communities they target. Our court and commercial newspapers generally rely on public notices as their primary source of revenue and offer extensive and more focused information to the legal communities they target. All of our business journals and court and commercial newspapers also generate circulation revenue to supplement their advertising and public notice revenue base. We believe, based on data we have collected over several years, that there are more than 230 local business journals and more than 350 court and commercial newspapers nationwide, which generated approximately $2.0 billion in revenues in 2009.

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

We are qualified to carry public notices in 14 of the 21 markets we serve. A public notice is a legally required announcement informing citizens about government or government-related activities that may affect citizens’ everyday lives. Most of these activities involve the application of governmental authority to a private event, such as a mortgage foreclosure, probate filing, listings for fictitious business names, limited liability companies and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Every jurisdiction in the United States has laws that regulate the manner in which public notices are published. Statutes specify wording, frequency of publication and other unusual characteristics that may vary according to jurisdiction and make the publication of public notices more complex than traditional advertising. These laws are designed to ensure that the public receives important information about the actions of its government from a newspaper that is accessible and already a trusted source of community information. Currently, local newspapers are the medium that is used to satisfy laws regulating the process of notifying the public. The requirements for publishing public notices serve as barriers to entry to new and existing publications that desire to carry public notices. Based on our internal estimates, we believe that the total spending on public notices in business publications in the United States was in excess of $1.2 billion in 2009.

Our Products and Services

Professional Services — Mortgage Default Processing Services Segment

We offer mortgage default processing and related services to our eight law firm customers and, on California foreclosure files, to mortgage lenders and loan servicers through our majority-owned subsidiary, NDeX. We currently own 93.8% of the membership interests in NDeX. Generally, NDeX assists its law firm and other customers in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files, in connection with residential mortgage defaults in California, Florida, Georgia, Indiana, Michigan, Minnesota and Texas. NDeX also provides real estate title services to the Barrett law firm and provides loan modification and loss mitigation support on mortgage default files to its customers.

Our largest customer is the Barrett law firm, which represented approximately 43.6% of our mortgage default processing services segment revenues and 25.1% of our total revenues in 2009. Trott & Trott is our second largest customer, representing 28.7% of our mortgage default processing services segment revenues and 16.6% of our total revenues in 2009. In 2009, the top 10 clients of our law firm customers accounted for 68.5% of the mortgage default case files handled by our law firm customers, with the largest client accounting for 19.6% and two other clients accounting for over 10% of such files. In 2009, we processed approximately 349,400 mortgage default case files for our customers, of which approximately 47% were referred to us by the Barrett law firm and the Albertelli law firm. We entered into services agreements with the Barrett law firm and Albertelli law firm as a result of our acquisition of Barrett-NDEx in 2008 and the mortgage default processing services business of the Albertelli sellers in 2009, respectively.

Pursuant to 15 to 25-year services agreements, NDeX is the sole provider of foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other related processing services for residential mortgage defaults to its eight law firm customers. These contracts provide for the exclusive referral to NDeX of work related to residential mortgage default case files handled by each law firm, although Trott & Trott and the Barrett law firm may send files elsewhere if directed by their respective clients. All of NDeX’s customers pay a fixed fee per file based on the type of file that NDeX services. The initial term of our services agreements with the Trott & Trott and the Barrett law firm expire in 2021 and 2033, respectively. The initial term of our services agreements with other law firm customers expire between 2022 and 2030. In each case, the initial terms of these services agreements will automatically renew for up to two successive five-to ten-year periods unless either party elects to terminate the term then-in-effect with prior notice. During the term of our services agreement with our law firm customer in Indiana, we have agreed not to provide mortgage default processing services with respect to real estate located in Indiana for any other law firm. Similarly, we have agreed with our law firm customer in Minnesota not to provide our services to any other law firm with respect to Minnesota real estate during the term of our services agreement. We also agreed with the Albertelli law firm, our Florida law firm customer, that we will not provide our services with respect to real estate located in Florida for any other law firm until October 2012. For the years ended December 31, 2009, 2008 and 2007, our mortgage default processing services segment accounted for 57.6%, 44.5%, and 34.1% of our total revenues and 87.8%, 85.0% and 77.4% of our Professional Services Division’s total revenues, respectively.

Mortgage default processing is a volume-driven business in which clients of our law firm customers, and our mortgage lender and loan servicer customers for residential real estate located in California, insist on the efficient and accurate servicing of cases, strict compliance with applicable laws, including loss mitigation efforts, and high levels of customer service. Our law firm customers depend upon our mortgage default processing services because efficient and high-quality services translate into the opportunity for more case referrals from their clients. The default processing begins when a borrower defaults on mortgage payment obligations and the mortgage lender or servicer sends the case file containing the relevant information regarding the loan to our law firm customer, or directly to NDeX, with respect to residential real estate located in California. Our law firm customers are retained by mortgage lending and mortgage servicing firms to provide counsel with respect to the foreclosure, eviction, bankruptcy and, to a lesser extent, litigation and other mortgage default related case files in each of the states in which we provide these services for residential mortgage defaults. After a file is referred by the mortgage lending or mortgage loan servicing firm to our law firm customers, or directly to us in California, the lender’s or the servicer’s goal is to proceed with the foreclosure and disposition of the subject property as efficiently as possible and to make all reasonable attempts to avoid foreclosure and thereby mitigate losses. Immediately after our customer receives a file, it begins to use NDeX to process the file.

The procedures surrounding the foreclosure process involve numerous steps, each of which must adhere to strict statutory guidelines and all of which are overseen by attorneys at our law firm customers. NDeX assists these customers with processing residential mortgage defaults, including data entry, supervised document preparation and other non-legal processes. Specific procedural steps in the foreclosure process will vary by state. An early step in the process is a letter that must be sent from the law firm to the borrower as required by the federal Fair Debt Collections Practices Act. NDeX then assists its customers in opening a file and ordering a title search on the mortgaged property to determine if there are any liens or encumbrances. The data received from the lender or mortgage servicing client of the law firm customers, and the results of the title search or commitment search, become the foundation of the foreclosure case file that NDeX assists its customers in building.

We service customers in both non-judicial and judicial foreclosure states. In a judicial foreclosure state, a loan is secured by a mortgage and the foreclosing party must file a complaint and summons that begin a lawsuit requesting that the court order a foreclosure. The law firm and NDeX must also arrange for service to defendants of the complaint and summons. If successful, the plaintiff in a judicial foreclosure state obtains a judgment that leads to a subsequent foreclosure sale. In connection with such foreclosure, a public notice must be published the requisite number of times in a qualified local newspaper.

In a non-judicial state, a loan is secured by a mortgage that contains a power of sale clause, and the lender may begin the foreclosure process without a court order. Generally, foreclosing parties in non-judicial states must publish a public notice to commence the foreclosure process. Once the public notice has been published the requisite number of times in a qualified local newspaper, NDeX arranges, under the direction of the law firm or, in California, its mortgage lender and loan servicer customers, for a copy to be posted on the front door of the subject property, if required by applicable law, and for a digital photo to be obtained to prove compliance. After publication has been completed and all other legal steps have been taken, the sheriff’s deed and affidavits are prepared for review by the law firm prior to the public auction.

In all cases, except Texas where publication is not required, a sworn affidavit of publication of the required public notice must be obtained from the newspaper publisher by the law firm using NDeX’s staff and entered into the case file along with proof of publication.

If the process goes all the way to a foreclosure auction of the subject property, NDeX works with its customers and the sheriff to coordinate the auction and to facilitate communications among interested parties. In Michigan, as an example, the foreclosing party may enter a bid in the amount of its total indebtedness for the subject property. A decision regarding whether the foreclosing party should bid, and how much, is determined by attorneys at the law firm pursuant to instructions received from the lender or mortgage servicer. After the auction, the sale results are communicated by NDeX to interested parties and the appropriate deeds are recorded. The seven states in which we do business permit the former owner to recover the property at any time prior to its sale by the sheriff by paying the default amount, plus interest and costs. In addition, Michigan and Minnesota each have six-month redemption periods following the auction, during which time the former owners can pay the amount bid, plus accumulated interest, and thereby recover the property. If the redemption payment is made in full, funds are forwarded to the lender and all parties are notified by NDeX that a redemption has occurred. In that event, the sheriff’s deed is void. Neither Texas nor California has a redemption period. If, however, no redemption occurs after the statutory redemption period has passed, the law firm works with its clients to determine the next step. At this point in time, if the property is still occupied, documents are prepared by the law firm and generated by NDeX to commence an eviction.

At any point during this process, a borrower may file for bankruptcy, which results in a stay on mortgage default proceedings. Therefore, NDeX assists its customers in frequently and diligently checking bankruptcy court records to ensure that a bankruptcy filing has not been made. Most foreclosure cases do not proceed all the way to eviction, but are ended at earlier dates by property redemption, property sale, bankruptcy, or by a vacancy by the mortgagor.

Fees.  Government sponsored entities, including Fannie Mae and Freddie Mac, monitor and establish guidelines that are generally accepted by mortgage lending and mortgage servicing firms nationwide for the per file case fees to be paid to their counsel. Thus, our law firm customers receive a fixed fee per file from their clients and we then receive our agreed upon fixed fee per file from the applicable law firm. Under the services agreements with our law firm customers, we are entitled to receive a fee when our law firm customer directs us to begin processing a residential mortgage case file, regardless of whether the case proceeds all the way to foreclosure, eviction, bankruptcy or litigation. If our customers’ client proceeds to eviction or chooses to litigate, or if the borrower files for bankruptcy, we receive additional fixed fees per case file. In California, foreclosures may be undertaken by non-attorneys. Thus, in the case of California foreclosure files, we receive the full fee directly from our customer, the mortgage lender or loan servicer.

Seasonality.  Revenues in this segment tend to be lower in the second quarter of each year. We believe this is because homeowners receive income tax refunds that they can apply towards their residential mortgages during that quarter.

Technology.  NDeX has two proprietary case management software systems that store, manage and report on the large amount of data associated with each foreclosure, bankruptcy, eviction or litigation case file serviced by NDeX in each of the states in which we do business. One was developed by NDeX for use in Michigan, the other was developed by Barrett-NDEx (which we acquired in September 2008) for use in Texas, Georgia and California. Under both systems, each case file is scanned, stored and tracked digitally, thereby improving record keeping. The systems also provide NDeX’s management with real-time information regarding employee productivity and the status of case files. We are constantly working to improve the functionality of our proprietary case management systems and other related IT productivity tools to meet the needs of our customers’ mortgage lender and loan servicer clients. For example, we have developed the ability to provide our customers’ clients email notifications of case status and customized reports. We have successfully customized the system used in Michigan to efficiently and productively process files of our law firm customers in Minnesota and Indiana and will do the same for our Florida law firm customer, the Albertelli law firm. NDeX continues to use the system developed by Barrett-NDEx to service our customers in Texas, California and Georgia. Over the next two years, we intend to convert Barrett-NDEx to the case management system originally developed for use in Michigan, so that we are using the same system in all of the states where we do business.

Professional Services — Litigation Support Services Segment

Through our litigation support services segment, which we added in November 2009 with the acquisition of DiscoverReady, we provide outsourced litigation support services to major United States companies and their in-house lawyers, primarily through DiscoverReady, as well as local and regional law firms, primarily through Counsel Press. In particular, DiscoverReady, in which we own an 85.0% interest, provides discovery management and document review services. Counsel Press assists law firms in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats. For the years ended December 31, 2009, 2008 and 2007, our litigation support services segment accounted for 8.0%, 7.9%, and 9.9% of our total revenues and 12.2%, 15.0% and 22.6% of our Professional Services Division’s total revenues, respectively. During 2008 and 2007, revenues from this segment only constituted appellate services revenues from our operations at Counsel Press.

Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady assists these companies and their counsel in document reviews and helping these companies manage the discovery process. DiscoverReady also provides related technology management services. This is a new line of business that we entered in November of 2009. DiscoverReady’s revenues are very concentrated as its top two customers (both of whom are in the financial services industry) accounted for more than 65%, in the aggregate, of DiscoverReady’s total revenues in 2009 (including the 10-month period we did not own it), 21.9% of our litigation support services revenues and 1.8% of our total revenues in 2009.

Our litigation support services professionals at Counsel Press provide clients with consulting services, including procedural and technical advice and support with respect to U.S. state and federal appellate processes. With our assistance, our customers are able to file high-quality appellate briefs, records and appendices that comply with the highly-localized and specialized rules of each court of law in which appeals are filed. Counsel Press’ team of experienced attorneys and paralegals have forged close relationships with the courts over the years, and are keenly aware of the requirements, deadlines and nuances of each court, further improving the quality of appellate guidance provided to clients. Counsel Press also offers a full range of traditional printing services and electronic filing services. For example, Counsel Press provides the appellate bar with printing and filing services using its “Counsel Press E Brief” electronic and interactive court filing technology, which converts paper files containing case citations, transcripts, exhibits and pleadings, as well as audio and video presentations, into integrated and hyperlinked electronic media that can be delivered on CD-ROM or over the Internet. Counsel Press’ document conversion system and other electronic products are a critical component of our digital strategy that enables our customers to more efficiently manage the appeals process.

Our appellate services are extremely critical to our customers. The ability of our customers to satisfy the demands and needs of their clients depends upon their ability to file on a timely basis appeals that comply with a particular court’s technical requirements. Using our proprietary document conversion systems, our experts at Counsel Press are able to process, on very short notice, appellate files that may exceed 50,000 pages, producing on-deadline filings meeting exacting court standards.

In 2009, Counsel Press assisted attorneys from more than 2,000 law firms, corporations, non-profit agencies and government agencies in organizing, printing and filing appellate briefs in many states, all of the federal courts of appeals and the U.S. Supreme Court. In addition to its appellate services, Counsel Press provides consulting and professional services for bankruptcy management, real estate printing and experienced legal technology and litigation consulting. Counsel Press also provides case and docket tracking services, case notification services and assistance to attorneys in obtaining admissions and other credentials needed to appear before various courts and assists its customers with legal research and appellate brief writing.

Fees.  We charge our customers fees for our litigation support services, which is generally based upon the volume of data required to be reviewed or the number of pages in an appellate brief.

Technology.  We use document conversion systems (in Counsel Press) and technology-aided systems to automate the document review process (in DiscoverReady) to assist us in providing our litigation support segment services.

Seasonality.  We believe our litigation support services revenues will be lower in the late summer months as a result of attorney vacations, which we believe will primarily affect our revenues at DiscoverReady.

Business Information

Our business information products are important sources of necessary information for the legal, financial and real estate sectors in the 21 markets that we serve in the United States. We provide our business information products in print through our portfolio of 64 publications consisting of 11 paid daily print publications, 23 paid non-daily print publications, 12 non-paid non-daily print publications and 18 publications that we only provide online or through email. Our paid and non-paid and controlled print publications had approximately 61,600 and 123,000 subscribers, respectively, as of December 31, 2009. In addition, we provide our business information products electronically through our 104 web sites and our email notification systems. This includes our 36 online publication web sites (which includes the online version of 18 of our print publications), which had approximately 4.5 million unique visits in 2009 and our 39 event and other non-publication web sites, which had nearly 0.8 million unique visits in 2009.

We believe that, based on our 2009 revenues, we are the second largest publisher of local business journals in the United States and the second largest publisher of court and commercial publications that specialize in carrying public notices. The business information products we target in the Maryland, Minnesota and Missouri markets each accounted for more than 10% of our business information revenues for 2009. Our business information products contain proprietary content written and created by our staff and local expert contributors and stories from newswires and other relevant sources. Our journalists and contributors contribute, on average, over 1,000 articles and stories per week to our print titles and web sites that are tailored to the needs and preferences of our targeted markets. The newsrooms of our publications leverage this proprietary content by using internal newswires to share their stories with each other, which allows us to develop in an efficient manner content that can be customized for different local markets.

We strive to be the most immediate and primary source of industry information to our audience, offering necessary proprietary content that enhances the daily professional activities of our readers. Our business information products offer timely news, insight and commentary that inform and educate professionals in the legal, financial and real estate sectors about current topics and issues affecting their professional communities. Specifically, our content focuses on enabling our readers to be well-informed of industry dynamics, their competitors, recent transactions in their market, and current and potential client opportunities. This critical information, delivered on a timely and regular basis, enables the professionals we serve to operate effectively in business environments characterized by tight deadlines and intense competition. For example, we publish a number of leading titles that report on local and national legal decisions issued by state and federal courts and governmental agencies, new legislation, changes in court rules, verdicts and settlements, bar disciplinary actions and other news that is directly relevant to attorneys.

We also offer to legal professionals related product enhancements and auxiliary products, such as directories, local judicial and courthouse profiles, legal forms and “new attorney” kits. Additionally, several of our titles provide information regarding construction data and bidding information on hundreds of projects each day, while other publications offer comprehensive coverage of the real estate industry, including listings and foreclosure reports. Our business information portfolio also includes certain titles and online alert services that provide information about regulatory agencies, legislative activities and local political news that are of interest to legislators, lobbyists and the greater political community.

In addition to our various print titles, we employ a digital strategy to provide our business information products electronically through our web sites and our email notification systems that offer both free and subscription-based content. We customize the delivery of our proprietary content to meet our customers’ needs. Specifically, our media neutral approach allows us to tailor our products and services to take advantage of the strengths inherent in each medium and allows our customers to choose their preferred method of delivery. Our email notification systems allow us in real-time to provide up-to-date information to customers, who can conveniently access such information, as well as other information on our web sites, from a desktop, laptop or personal digital assistant. Our digital strategy acts both as a complement to our print publications, with subscribers to a variety of our publications having access to web sites and email notifications associated with such publications, and independently, with exclusive paid subscription access to most of our web services. Our electronic content includes access to stand-alone subscription products, archives of articles, legislative tracking and alert services and case digests containing case summaries, local verdicts and settlements, judicial profiles and email alerts containing case summaries and links to decisions in subscribers’ selected practice areas.

The credibility and distinct focus of our print products and their reputation as known and trusted sources of local information extend to our web sites and email notification systems, thereby differentiating our content from that of other web sites and electronic media. This allows us to sell packaged print and online advertising products to advertisers that desire to reach readers through different media. Dolan Media Newswires, our Internet-based, subscription newswire, is available at www.dolanmedianewswires.com for news professionals and represents the work of our journalists and contributors. We also operate three online, subscription-based legislative information services that are used by lobbyists, associations, corporations, unions, government affairs professionals, state agencies and the media in Arizona, Minnesota and Oklahoma. Through these services, we offer online bill tracking, up-to-date legislative news and other highly-detailed legislative information.

Advertising.  All of our print products, as well as a large number of our electronic products, carry commercial advertising, which consists of display and classified advertising. For the years ended December 31, 2009, 2008 and 2007, advertising accounted for 10.4%, 17.7% and 23.4% of our total revenues and 30.3%, 37.1% and 41.8% of our Business Information Division’s total revenues, respectively. We generate our advertising revenues from a variety of local business and individual customers in the legal, financial and real estate sectors that we serve. For example, our top 10 advertising customers only represented, in the aggregate, 1.8% of our total Business Information revenues in 2009. Additionally, for the year ended December 31, 2009, we derived approximately 94% of our advertising revenues from local advertisers and approximately 6% of our advertising revenues from national advertisers (i.e., advertisers that place advertising in several of our publications at one time). Because spending by local advertisers is generally less volatile than that of national advertisers, we believe that our advertising revenue streams carry a greater level of stability than publications that carry primarily national advertising and therefore we are better positioned to withstand broad downturns in advertising spending.

Public Notices.  Public notices are legal notices required by federal, state or local law to be published in qualified publications. A publication must typically satisfy several legal requirements in order to provide public notices. In general, a publication must possess a difficult-to-obtain U.S. Postal Service periodical permit, be of general and paid circulation within the relevant jurisdiction, include news content, and have been established and regularly and uninterruptedly published for one to five years immediately preceding the first publication of a public notice. Some jurisdictions also require that a public notice business be adjudicated by a governmental body. We are qualified to carry public notices in 14 of the 21 markets in which we publish business journals or court and commercial newspapers. Our court and commercial newspapers publish 305 different types of public notices, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, trustee sale notices, unclaimed property notices, notices of governmental hearings, notices of elections, bond issuances, zoning matters, bid solicitations and awards and governmental budgets. For the years ended December 31, 2009, 2008 and 2007, public notices accounted for 18.4%, 21.8% and 21.7% of our total revenues and 53.6%, 45.9% and 38.9% of our Business Information Division’s total revenues, respectively. We believe that over 90% of our public notice customers in 2009 also published public notices in 2008. Our primary public notice customers include real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements.

Circulation and Other.  We sell our business information products primarily through subscriptions to our publications, web sites and email notification systems. We also provide commercial printing services and sell database information. Only a small portion of our circulation and other revenues are derived from single-copy sales of publications and the sale of commercial printing and database information. As of the years ended December 31, 2009, 2008 and 2007, our paid publications had approximately 61,600, 66,800 and 71,700 subscribers, respectively. For the years ended December 31, 2009, 2008 and 2007, our circulation and other revenues were 5.5%, 8.1% and

10.8%, respectively, of our total revenues. The majority of the decrease in paid subscribers over these periods was a result of non-renewals of discounted bulk subscriptions at several law firms and, we believe, reader preference for online and web site access to our business journals, some of which we have offered at discounted rates or no fees. Subscription renewal rates for our business information products were 74% in the aggregate in 2009. Our renewal rates reflect that our products are relied upon as sources of necessary information by the business communities in the markets we serve.

Seminars, Programs and Other Events.  We believe that one of our strengths is our ability to develop, organize and produce professional education seminars, awards programs and other local events to demonstrate our commitment to our targeted business communities, extend our market reach and introduce our services to potential customers. While we generally charge admission and/or sponsorship fees for these seminars, awards programs and other local events, these events also offer opportunities for cross-promotion and cross-selling of advertising with our local print products that produce the event. Our sponsored events attracted approximately 39,000 attendees and 400 paying sponsors in 2009. Revenues from our events are included as part of our display and classified advertising revenues.

Printing.  We print eight of our business information publications at one of our three printing facilities located in Baltimore, Maryland; Minneapolis, Minnesota; and Oklahoma City, Oklahoma. The printing of our other 38 print publications is outsourced to printing facilities owned and operated by third parties. We purchase some of our newsprint from U.S. producers directly, but most of our newsprint is purchased indirectly through our third-party printers. Newsprint prices are volatile and fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Newsprint, together with outsourced printing costs, accounted for almost 10% of operating expenses attributable to our Business Information Division in the year ended December 31, 2009.

Investments

We have, at times, made strategic minority investments in private companies. We have one equity method investment, The Detroit Legal News Publishing, LLC, or DLNP, which is Michigan’s largest court and commercial newspaper publisher. DLNP also publishes several other court and commercial newspapers and operates a statewide public notice placement network. We own a 35.0% membership interest in DLNP. During 2009, we also held an interest in GovDelivery, Inc., which merged with Internet Capital Group on December 31, 2009. As a result of the merger, our interest in GovDelivery was sold and we received $3.6 million in cash, with an additional $0.6 million held back for the payment of indemnification claims pursuant to the merger agreement.

Competition

Professional Services Division — Mortgage Default Processing Services

Some mortgage loan lenders and servicers have in-house mortgage default processing service departments, while others outsource this function to law firms that offer internal mortgage default processing services or have relationships with third-party providers of mortgage default processing services. We estimate that the outsourced mortgage default processing services market primarily consists of the back-office operations of approximately 350 local and regional law firms. Mortgage lending and mortgage loan servicing firms demand high service levels from their counsel and the providers of mortgage default processing services, with their primary concerns being the efficiency and accuracy by which counsel and the provider of processing services can complete the file and the precision with which loss mitigation efforts are pursued. Accordingly, mortgage default processing service firms compete on the basis of efficiency by which they can process files and the quality of their mortgage default processing services. We believe that increasing case volumes and rising client expectations provide us an opportunity due to our ability to leverage our proprietary case management systems to provide efficient and effective services on a timely basis.

Professional Services Division — Litigation Support Services

The market for litigation support services is highly fragmented and we believe that it includes a large number of local and regional document review companies and printers across the country as well as an unknown number of local and regional law firms who provide these services directly on behalf of their clients. We also believe that many

United States companies that would benefit from our litigation support services have in-house legal departments that provide a number of our services on the company’s behalf. We compete with a large number of service providers in this segment and believe that document review and discovery management service providers (like our DiscoverReady) include the consulting practices of a number of major accounting firms and general management consulting firms. We believe that most appellate service providers (like our Counsel Press) are low-capacity, general printing service companies that do not have the resources to assist counsel with large or complex appeals or to prepare electronic filings, including hyperlinked digital briefs, on CD-ROM that are being accepted by an increasing number of appellate courts. This presents us with an opportunity to compete on the basis of the quality and array of services we offer, as opposed to the price of such services. We have experienced some price pressure, particularly at Counsel Press, in 2009, largely as a result of general economic conditions. We believe that, in addition to price pressure, the other principal competitive factors in this segment are our ability to attract and retain qualified professionals, our relationships with customers, our reputation and the ability to provide high quality services while still managing engagements effectively.

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

Intellectual Property

We own a number of registered and unregistered trademarks for use in connection with our business, including trademarks in the mastheads of all but one of our print products, and certain of our trade names, including NDeX, Counsel Press and DiscoverReady. If trademarks remain in continuous use in connection with similar goods or services, their term can be perpetual, subject, with respect to registered trademarks, to the timely renewal of their registrations with the United States Patent and Trademark Office. We have a perpetual, royalty-free license for New Orleans CityBusiness, which, except for our military newspapers, is the only one of our print titles for which we do not own a registered or unregistered trademark.

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

We have copyright and trade secret rights in our proprietary case management software systems, document conversion system and other software products and information systems. In addition, we have extensive subscriber and other customer databases that we believe would be extremely difficult to replicate. We attempt to protect our software, systems and databases as trade secrets by restricting access to them and/or by the use of non-disclosure agreements. We cannot assure, however, that the means taken to protect the confidentiality of these items will be sufficient, or that others will not independently develop similar software, databases and customer lists. We own no patent registrations, but have applications pending for patents on our Payment Allocation and Claims Tracking Software, or PACT, which was developed by Barrett-NDEx.

Employees

As of December 31, 2009, we employed 1,903 persons, of whom 1,165 were employed by NDeX in our mortgage default processing services segment, 129 were employed in our litigation support services segment, 559 were employed in our Business Information Division (which is also a segment) and 48 of whom served in executive or administrative capacities. Three unions represent an aggregate of 15 employees, or approximately 7% and 21% of our employees, at our Minneapolis, Minnesota, and Baltimore, Maryland, printing facilities in our Business Information Division, respectively. We believe we have a good relationship with our employees.

Other Information about Dolan Media Company

You may learn more about us from our web site at www.dolanmedia.com. However, the information and other material available on our web site is not part of this annual report. We file with the SEC, and make available on our web site as soon as reasonably practicable after filing, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Please see Note 13 of our audited consolidated financial statements later in this report for information about financial information related to our segments for the last three fiscal years.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks as well as the other information contained in this annual report on Form 10-K, including our consolidated financial statements and the notes to those statements, before investing in shares of our common stock. As indicated earlier in this annual report on Form 10-K under the title “Cautionary Note Regarding Forward Looking Statements,” certain information contained in this annual report are forward-looking statements. If any of the following events actually occur or risks actually materialize, our business, financial condition, results of operations or cash flow could be materially adversely affected and could cause our actual results to differ materially from the forward-looking statements in this annual report on Form 10-K. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Relating to Our Professional Services Division

David A. Trott, the chairman and chief executive officer of NDeX, and certain other employees of NDeX, who are also shareholders and principal attorneys of our law firm customers, may under certain circumstances have interests that differ from or conflict with our interests.

NDeX’s chairman and chief executive officer, David A. Trott, its executive vice presidents, senior executives in NDeX’s Indiana operations and certain members of senior management at Barrett-NDEx, which we acquired in September 2008, are the principal attorneys and shareholders of NDeX’s eight law firm customers. In addition, certain members of the senior management at Barrett-NDEx own an interest in NDeX and have the right to require that we redeem their interest beginning in September 2012 (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Noncontrolling Interest” later in this report). As a result of these relationships with NDeX and our law firm customers, Mr. Trott and these individuals may experience conflicts of interest in the execution of their duties on behalf of us. These conflicts may not be resolved in a manner favorable to us. For example, they may be precluded by their ethical obligations as attorneys or may otherwise be reluctant to take actions on behalf of us that are in our best interests, but are not or may not be in the best interests of their law firms or their clients. Further, as licensed attorneys, they may be obligated to take actions on behalf of their law firms or their respective clients that are not in our best interests. In addition, Mr. Trott has other direct and indirect relationships with The Detroit Legal News Publishing, LLC and other vendors NDeX uses that could cause similar conflicts. See “Related Party Transactions and Policies — David A. Trott” in our proxy statement and Note 12 to our consolidated financial statements for a description of these relationships.

If the number of case files referred to us by our mortgage default processing service law firm customers or loan servicers and mortgage lenders we serve directly in California decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected.

NDeX has eight law firm customers and also provides mortgage default professing services directly to lenders and loan servicers on residential real estate located in California. Revenues from NDeX constituted 87.8% and 85.0% of our Professional Services Division’s revenues in 2009 and 2008, respectively, and 57.6% and 44.5% of our total revenues in 2009 and 2008, respectively. We are paid different fixed fees for each foreclosure, bankruptcy, eviction, litigation, and other mortgage default related case file referred by these eight law firms to us for processing services. Therefore, the success of NDeX and our mortgage default processing services segment is tied to the number of these case files that each of our law firm customers receives from their mortgage lending and mortgage loan servicing firm clients and the number of California foreclosure files we receive directly from our mortgage lender and loan servicer customers. In 2009, our largest law firm customer was the Barrett law firm, who represented approximately 43.6% of our mortgage default processing services revenues. Trott & Trott was our second largest law firm customer in 2009 and accounted for 28.7% of these revenues. Also, in 2009, the top ten clients for all of our law firm customers, on an aggregated basis, accounted for over 68% of the case files our law firm customers directed to us for mortgage default processing services. Our operating results and ability to execute our growth strategy could be adversely affected if (1) any of our law firm customers lose business from these clients; (2) these clients are affected by changes in the market and industry, enacted legislation or court orders in the states where they do business or by the federal government or other factors that cause them to be unable to pay for the services of our law firm customer or reduce the volume of files referred to our law firm customers and which they direct us to process; or (3) our law firm customers are unable to attract additional business from current or new clients for any reason, including any of the following: the provision of poor legal services, the loss of key attorneys (such as David A. Trott, who has developed and maintains a substantial amount of Trott & Trott’s client relationships), the desire of the law firm’s clients to allocate files among several law firms or a decrease in the number of residential mortgage foreclosures in the eight states where we do business, including due to market factors or governmental action. A failure by one or more of our law firm customers to pay us as a result of these factors could materially reduce the cash flow of NDeX and result in losses in our mortgage default processing services segment. Please refer to the risk factors below for more information about governmental or other voluntary action on the part of the clients of our law firm customers that could negatively affect NDeX. Further, to the extent that Trott & Trott’s or the Barrett law firm’s clients direct either of them to use another provider of mortgage default processing services or those clients conduct such services in-house, the number of files we process would be adversely affected. We could also lose any law firm customer if we materially breach our services agreements with such customer.

Bills introduced and laws enacted, along with court orders, to mitigate foreclosures in states where we do business (including recently enacted legislation in Michigan and Indiana), the Hope for Homeowners Act, the Emergency Economic Stabilization Act, the Streamlined Modification Program, the Homeowner Affordability and Stability Plan (including the Making Home Affordable Program), the Protecting Tenants at Foreclosure Act and voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance, a consortium that includes loan servicers, may have an adverse effect on or restrict our mortgage default processing services and public notice operations.

The increasing number of mortgage defaults, foreclosures and evictions have resulted, and may continue to, result in new or increased government regulation (either legislatively or through courts) of residential mortgage products or the foreclosure of delinquent loans. If new or more stringent regulations are enacted, our customers and/or their clients would likely be subject to these regulations. As a result, these new or more stringent regulations may adversely impact the number of mortgage default files that our law firm customers receive from their clients and can then direct us to process or that we receive for processing from our California mortgage lender and loan servicer customers. Similarly, these new or more stringent regulations could impose new requirements on the processing of foreclosures, which could adversely affect when public notices are sent to our business information products or Detroit Legal Publishing News (our minority investment) for publication. In the past two years, the federal government, along with local governments in Michigan, Indiana and other states where we do business, have enacted legislation and developed programs and reforms to mitigate the volume of mortgages in foreclosure. On December 28, 2009, the Florida Supreme Court issued an administrative order mandating mediation in connection with foreclosure proceedings of homestead residences involving homes originated under the Truth in Lending Act and the Minnesota and California legislatures are considering bills that would also require lenders to engage in mediation prior to commencing foreclosure proceedings. We have described this legislation, these court orders and these programs, along with their effect on us, in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Regulatory Environment” later in this annual report. If this legislation or any other bills being considered, or court orders or programs are successful, they will likely reduce the number of mortgages going into default and, thus, the number of mortgage default files that we process and the number of foreclosure public notices referred to us or The Detroit Legal News Publishing for publication. If any of these occur, it could have a negative impact on our earnings and growth. For example, the decrease in foreclosure files we processed on Indiana properties and decreased equity in earnings of The Detroit Legal News Publishing in 2009 compared to 2008, we believe, is due to legislation enacted in Indiana and Michigan in 2009. Further, we recognize revenue at NDeX on a proportional performance basis over the period during which the services are provided. This requires us to make significant estimates regarding the length of time it takes to process mortgage default files in each state, as well as the timing of our allocation of revenues during these periods. To the extent enacted legislation or court orders, or other factors, add steps to the foreclosure process that lengthen the time it takes us to process files or the period in which we perform certain steps of the process as occurred in connection with the enacted legislation in Michigan and Indiana, it could change the assumptions and estimates upon which our revenue recognition policies are based. If we are unable to accurately estimate the effect of this enacted legislation, court orders or other factors on our revenue recognition policies, we may not recognize revenue appropriately, which could have an adverse impact on our results of operations. Furthermore, a number of lenders and loan servicers, including clients of us and our law firm customers, are focusing their attention toward loss mitigation, loan modifications and other similar efforts which may delay or prevent foreclosures. To the extent that these lenders, loan servicers and others over whom we have no control voluntarily, or are required to, continue these efforts, the number of files we process and the number of foreclosure public notices referred to us for publication could be adversely affected, which would have a negative impact on our earnings, growth and operations.

We have owned and operated DiscoverReady LLC for a very short period of time and we are highly dependent on the skills and knowledge of the individuals serving as chief executive officer and president of DiscoverReady as none of our executive officers have managed or operated a discovery management and document review services company prior to this acquisition.

We acquired an 85.0% equity interest in DiscoverReady LLC on November 2, 2009. DR Holdco LLC owns the remaining 15.0% membership interest in DiscoverReady. DR Holdco is a limited liability company owned by James K. Wagner, Jr. and Steven R. Harber, DiscoverReady’s chief executive officer and president, respectively, along with other DiscoverReady employees, DiscoverReady provides outsourced discovery management and document review services to major United States companies and their counsel. Prior to our acquisition of this business, our executive officers have not managed or operated a discovery management and document review business. Thus, we rely heavily on the management skills and experiences of Messrs. Wagner and Harber, who have co-founded and built DiscoverReady and have a deep understanding of the discovery management and document review business. If our executive officers cannot effectively manage and operate this business, the operating results and prospects for DiscoverReady, our litigation support services segment and our Professional Services Division may be adversely affected and we may not be able to execute our growth strategy with respect to DiscoverReady.

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

DiscoverReady’s business revenues are very concentrated among a few customers and if these customers choose to manage their discovery with their own staff or by engaging another provider and if we are unable to develop new customer relationships, our operating results and the ability to execute our growth strategy at DiscoverReady may be adversely affected.

DiscoverReady generates revenue through fee-based arrangements for outsourced discovery management and document review services with major United States companies and their counsel. DiscoverReady’s top two customers (both in the financial services industry) accounted for more than 65%, in the aggregate, of its total revenues for 2009 (which includes the 10-month period when we did not own a majority interest in DiscoverReady). In particular, one of these customers accounted for approximately 40% of its 2009 revenues and accounted for approximately 33% of its 2008 revenues. During the two-month period in which we owned a majority interest in DiscoverReady in 2009, these two customers accounted for 75.7% of DiscoverReady’s revenues. These two customers accounted for 21.9% of our full year 2009 litigation support services revenues and 1.8% of our full year 2009 total revenues. As a result, the success of DiscoverReady is tied to our relationships with these key customers as well as our ability to develop new customer relationships. Our operating results and ability to execute our growth strategy for DiscoverReady could be adversely affected if (1) we lose business from either of these customers; (2) if these customers are affected by changes in the market and industry or other factors that cause them to be unable to pay for our services; or (3) if we are unable to attract additional business from current or new customers for any reason, including any of the following: poor service, the loss of key employees, such as James K. Wagner, Jr. and Steven R. Harber, the decision of our customers to perform document review services with their own staff or to engage the services of one of our competitors. If any of these were to occur, it could reduce the cash flow of DiscoverReady and adversely affect the results of operations of this business.

Regulation of the legal profession may constrain the operations of the businesses in our Professional Services division, and numerous related issues could impair our ability to provide professional services to our customers and reduce our revenues and profitability.

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

Pursuant to services agreements between NDeX and its law firm customers, we provide mortgage default processing services to law firms and directly to mortgage lenders and loan servicers on California foreclosure files. Through DiscoverReady, we provide outsourced discovery management and document review services. Through

Counsel Press, we provide procedural and technical advice to law firms and attorneys to enable them to file appellate briefs, records and appendices on behalf of their clients that comply with court rules. Current laws, regulations and codes of ethics related to the practice of law pose the following principal risks:

•	State or local bar associations, state or local prosecutors or other persons may challenge the services provided by NDeX, Counsel Press or DiscoverReady as constituting the unauthorized practice of law. Any such challenge could have a disruptive effect upon the operations of our business, including the diversion of significant time and attention of our senior management. We may also incur significant expenses in connection with such a challenge, including substantial fees for attorneys and other professional advisors. If a challenge to any of these businesses were successful, we may need to materially modify our professional services operations in a manner that could adversely affect that division’s revenues and profitability and we could be subject to a range of penalties that could damage our reputation in the legal markets we serve. In addition, any similar challenge to the operations of NDeX’s law firm customers could adversely impact their mortgage default business, which would in turn adversely affect our mortgage default processing segment and Professional Service Division’s revenues and profitability;

•	The services agreements to which NDeX is a party could be deemed to be unenforceable if a court were to determine that such agreements constituted an impermissible fee sharing arrangement between the law firm and NDeX; and

•	Applicable laws, regulations and codes of ethics, including their interpretation and enforcement, could change in a manner that restricts NDeX’s, Counsel Press’ or DiscoverReady’s operations. Any such change in laws, policies or practices could increase our cost of doing business or adversely affect our revenues and profitability.

Failure to effectively customize either of our proprietary case management software systems so that they can be used to serve law firm customers in new states could adversely affect our mortgage default processing service business and growth prospects.

We have two proprietary case management software systems, each of which stores, manages and reports on the large amount of data associated with each foreclosure, bankruptcy or eviction case file we process. One system was initially built for use in Michigan and the other for use in Texas, both of which are primarily non-judicial foreclosure states. Other states, like Indiana, are judicial foreclosures states. As a result, our law firm customers must satisfy different requirements depending on the state in which they serve their clients. When we enter a service agreement with a law firm customer in a state where we do not currently do business, we would need to customize one of our proprietary case management software systems so that it can be used to assist that customer in satisfying the foreclosure requirements of their state. If we are not, on a timely basis, able to effectively customize one of our case management software systems to serve our new law firm customers, we may not be able to realize the operational efficiencies and increased capacity to handle files that we anticipated when we entered the service agreements. At times, we base the fees we agree to receive from these law firm customers for each case file they direct us to process on the assumption that we would realize those operational efficiencies. Therefore, the failure to effectively customize our case management software system could impact our profitability under our services agreement with new law firm customers in our mortgage default processing services segment. Over the next two years, we intend to migrate our mortgage default processing operations at Barrett-NDEx to the proprietary case management software system initially developed for use in Michigan. To the extent that we are unable to effectively migrate those operations, we may not be able to realize the operational efficiencies and capacity to handle files that we experienced prior to the migration.

Risks Relating to Our Business Information Division

We depend on the economies and the demographics of our targeted sectors in the local and regional markets that we serve, and changes in those factors could have an adverse impact on our revenues, cash flows and profitability.

Our advertising revenues and, to a lesser extent, circulation revenues depend upon a variety of factors specific to the legal, financial and real estate sectors of the 21 markets that our Business Information Division serves. These factors include, among others, the size and demographic characteristics of the population, including the number of companies and professionals in our targeted business sectors, and local economic conditions affecting these sectors. For example, if the local economy or targeted business sector in a market we serve experiences a downturn, display and classified advertising, which constituted 30.3%, 37.1% and 41.8% of our Business Information revenues in 2009, 2008 and 2007, respectively, generally decreases for our business information products that target such market or sector. This was the case in 2009, when our display and classified advertising revenues decreased $6.1 million from 2008 due to a decrease in the number of ads placed in our publications as customers tightened discretionary spending in response to the local economic conditions in the markets we serve. Further, if the local economy in a market we serve experiences growth, public notices, which constituted 53.6%, 45.9% and 38.9% of our Business Information revenues in 2009, 2008 and 2007, respectively, may decrease as a result of fewer foreclosure proceedings requiring the posting of public notices. If the level of advertising in our business information products or public notices in our court and commercial newspapers were to decrease, our revenues, cash flows and profitability could be adversely affected.

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

In various states, legislatures have considered proposals that would eliminate or reduce the number of public notices required by statute. In addition, some state legislatures have proposed that state and local governments publish official government notices themselves online. The impetus for the passage of such laws may increase as online alternatives to print sources of information become increasingly familiar and more generally accepted. Some states have also proposed, enacted or interpreted laws to alter the frequency with which public notices are required to be published, reduce the amount of information required to be disclosed in public notices or change the requirements for publications to be eligible to publish public notices. In addition, new or increased government regulation of residential mortgage defaults may result in less or delayed foreclosures and, therefore, the publication of fewer related public notices or a delay in the publication of related public notices. For example, in April 2008, Maryland’s foreclosure law changed to require lenders to wait at least 90 days after default before they can commence an action to foreclose a mortgage. In addition, this law requires lenders to give defaulting mortgagors 45 days written notice of their intent to foreclose. By delaying when we receive public notices from lenders to publish, this change affected public notice revenues at our Maryland operation during the second and third quarters of 2008. Further, legislation changing the public notices required to be published in print or that adversely change the eligibility requirements for publishing public notices in states where we publish or intend to publish court and commercial newspapers would adversely affect our public notice revenues and could adversely affect our ability to differentiate our business information products, which could have an adverse impact on our revenues, profitability and growth opportunities.

If our Business Information operations in certain states where we generate a significant portion of that operating division’s revenues are not as successful in the future, our operating results could be adversely affected.

Revenues from our publications targeting the Maryland, Minnesota and Missouri markets each accounted for more than 10% of our Business Information revenues in 2009. Publications targeting the Minnesota and Missouri markets each accounted for more than 10% of our Business Information revenues in 2008. As a result, our operating results could be adversely affected if our business information operations in any of these markets are not as successful in the future, whether as a result of a loss of subscribers to our paid publications (in particular, our Lawyers Weekly publication in Missouri, and our Finance & Commerce publication in Minnesota) that serve those markets, a decrease in public notices or advertisements placed in these publications or changes in public notice laws that delay or change the requirements for publishing public notice advertisements (as occurred in Maryland during 2008).

A key component of our operating income and operating cash flows has been, and may continue to be, our minority equity investment in a Michigan publishing company.

We own 35.0% of the membership interests in The Detroit Legal News Publishing, LLC, or DLNP, the publisher of The Detroit Legal News and ten other publications in Michigan. We account for our investment in DLNP using the equity method, and our share of DLNP’s net income was $4.9 million, $5.6 million and $5.4 million, or 8.8%, 16.5% and 16.8% of our total operating income, in the years ended December 31, 2009, 2008 and 2007, respectively. Our share of DLNP’s net income is net of amortization expense of $1.5 million in all three years. In addition, we received an aggregate of $5.6 million, $7.0 million and $5.6 million from DLNP, or 9.1%, 20.3% and 20.5% of our net cash provided by operating activities, in the years ended December 31, 2009, 2008 and 2007, respectively. If DLNP’s operations, which we do not control, are not as successful in the future, our operating income and cash flows may be adversely affected. For example, the Michigan legislature enacted legislation in 2009 that has resulted in a delay in residential mortgage foreclosures in Michigan (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Regulatory Environment” for more information about this new legislation in Michigan).

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

We rely heavily on our senior management team, including James P. Dolan, our founder, chairman, chief executive officer and president; Scott J. Pollei, our executive vice president and chief operating officer; David A. Trott, chairman and chief executive officer of NDeX; Mark W.C. Stodder, our executive vice president-Business Information; and Vicki J. Duncomb, our vice president and chief financial officer, because they have a unique understanding of our diverse product and service offerings and the ability to manage an organization that has a diverse group of employees. Our ability to retain Messrs. Dolan, Pollei, Trott and Stodder and Ms. Duncomb and other key personnel is therefore very important to our future success. In addition, we rely on our senior management, especially Mr. Dolan, to identify growth opportunities through the development or acquisition of additional publications and professional services opportunities, such as our acquisition of DiscoverReady in November 2009 and Barrett-NDEx in September 2008.

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

We have grown, and anticipate that we will continue to grow, through opportunistic acquisitions of professional services and business information businesses. For example, revenues from acquired businesses, specifically Barrett-NDEx, accounted for the increase in our total revenues from 2008 to 2009. While we evaluate potential acquisitions on an ongoing basis, we may not be successful in assessing the value, strengths and weaknesses of acquisition opportunities or consummating acquisitions on acceptable terms. For example, to the extent that market studies performed by third parties are not accurate indicators of market and business trends, we may not appropriately evaluate or realize the future market growth or business opportunities in targeted geographic areas and business lines that we expect from an acquisition. Furthermore, we may not be successful in identifying acquisition opportunities and suitable acquisition opportunities may not even be made available or known to us. In addition, we may compete for certain acquisition targets with companies that have greater financial resources than we do. Our ability to pursue acquisition opportunities may also be limited by non-competition provisions to which we are subject. For example, our ability to carry public notices in Michigan and to provide mortgage default processing services in Florida, Indiana and Minnesota is limited by contractual non-competition provisions. We anticipate financing future acquisitions through cash provided by operating activities, borrowings under our bank credit facility and/or other debt or equity financing, including takedowns on our $200 million shelf registration statement, which the SEC declared effective on January 27, 2010. All of these could reduce our cash available for other purposes or, in the case of a common stock or other equity offering under our shelf registration statement, substantially dilute your investment in us. For example, we were required to incur additional indebtedness to close the acquisitions of Barrett-NDEx and DiscoverReady and this additional debt consumed a significant portion of our ability to borrow and may limit our ability to pursue other acquisitions or growth strategies.

We may incur significant expenses while pursuing acquisitions, which could negatively impact our financial condition and results of operations because, beginning January 1, 2009, we are required to expense these costs under current FASB guidance related to business combination accounting. In 2009, we expensed an aggregate of approximately $0.5 million of acquisition costs that we would have previously included in the purchase price allocation of these acquired businesses.

Acquisitions that we complete may expose us to particular business and financial risks that include, but are not limited to:

•	diverting management’s time, attention and resources from managing our business;

•	incurring additional indebtedness and assuming liabilities;

•	incurring significant additional capital expenditures and operating expenses to improve, coordinate or integrate managerial, operational, financial and administrative systems;

•	experiencing an adverse impact on our earnings from non-recurring acquisition-related charges or the write-off or amortization of acquired goodwill and other intangible assets;

•	failing to integrate the operations and personnel of the acquired businesses;

•	facing operational difficulties in new markets or with new product or service offerings; and

•	failing to retain key personnel and customers of the acquired businesses, including subscribers and advertisers for acquired publications, clients of the law firm customers served by acquired mortgage default processing and other customers served by acquired mortgage default processing and litigation support services businesses.

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

Our business and reputation could suffer if third-party providers of printing, delivery and outsourced technology services that we rely upon, as well as newspapers, including The Detroit Legal News Publishing, where we place foreclosure public notices fail to perform satisfactorily.

We outsource a significant amount of our printing to third-party printing companies. As a result, we are unable to ensure directly that the final printed product is of a quality acceptable to our subscribers. We also outsource a significant amount of our technology and software systems support to third-party information technology vendors. Further, we rely on public notice newspapers in the markets where we process mortgage default files, including Detroit Legal News Publishing, to timely and accurately publish our foreclosure public notices. To the extent that any of these third party providers do not perform their services satisfactorily, do not have the resources to meet our needs or decide or are unable to provide these services to us on commercially reasonable terms, our ability to provide timely and dependable business information products, as well as our professional services, could be adversely affected. In addition, we could face increased costs or delays if we must identify and retain other third-party providers of these services.

Most of our print publications are delivered to our subscribers by the U.S. Postal Service. We have experienced, and may continue to experience, delays in the delivery of our print publications by the U.S. Postal Service. To the extent we try to avoid these delays by using third-party carriers other than the U.S. Postal Service to deliver our print products, we will incur increased operating costs. In addition, the U.S. Postal Service is considering eliminating Saturday delivery from its services. To the extent this change is implemented, it may have an adverse affect on our Minnesota and Missouri business information operations, who publish Saturday editions for certain of their papers. In addition, timely delivery of our publications is extremely important to many of our advertisers, public notice publishers and subscribers. Any delays in delivery of our print publications to our subscribers could negatively affect our reputation, cause us to lose advertisers, public notice publishers and subscribers and limit our ability to attract new advertisers, public notice publishers and subscribers.

We rely on our proprietary case management software systems, document conversion and review systems, web sites and online networks, and a disruption, failure or security compromise of these systems may disrupt our business, damage our reputation and adversely affect our revenues and profitability.

Our proprietary case management software systems are critical to our mortgage default processing service business because it enables us to efficiently and timely service a large number of foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files. Our litigation support services businesses rely upon our proprietary document conversion and review systems that facilitate our efficient processing of appellate briefs, records and appendices and document reviews. Similarly, we rely on our web sites and email notification systems to provide timely, relevant and dependable business information to our customers. Therefore, network or system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters and similar events, could have an adverse impact on our operations, customer satisfaction and revenues due to degradation of service, service disruption or damage to equipment and data.

In addition to shutdowns, our systems are subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information, including sensitive case file data maintained in our proprietary case management systems and credit card information for our business information customers. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal data.

Disruptions or security compromises of our systems could result in large expenditures to repair or replace such systems, remedy any security breaches and protect us from similar events in the future. We also could be exposed to negligence claims or other legal proceedings brought by our customers or their clients, and we could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving lawsuits or claims. In addition, if we were to suffer damage to our reputation as a result of any system failure or security compromise, NDeX’s customers and/or their clients could choose to send fewer foreclosure, bankruptcy or eviction case files to us and/or our law firm customers. Any reduction in the number of case files handled by our customers would also reduce the number of mortgage default case files we by us. Similarly, our litigation support services clients may elect to use other service providers. In addition, customers of our Business Information Division may seek out alternative sources of the business information available on our web sites and email notification systems. Further, in the event that any disruption or security compromise constituted a material breach under our services agreements, our law firm customers could terminate these agreements. In any of these cases, our revenues and profitability could be adversely affected.

We may be required to incur additional indebtedness or raise additional capital to fund our operations and acquisitions, repay our indebtedness and fund capital expenditures and this additional cash may not be available to us on satisfactory timing or terms or at all.

Our ability to generate cash depends to some extent on general economic, financial, legislative and regulatory conditions in the markets which we serve and as they relate to the industries in which we do business and other factors outside of our control. We derive a significant portion of our revenues from foreclosures (approximately 76% of our total revenues in the 2009). Therefore, legislation, loss mitigation, moratoria, loan modifications and other efforts that significantly mitigate and/or delay foreclosures may adversely impact our ability to use cash flow from operations to fund day-to-day operations in our mortgage default processing services segment and Professional Services Division, and, to a lesser extent, our Business Information Division, to repay our indebtedness, when due, to fund capital expenditures, to meet our cash flow needs and to pursue any material expansion of our business, including through acquisitions or increased capital spending. We may, therefore, need to incur additional indebtedness or raise funds from the sale of additional equity. Financing, however, may not be available to us at all, at an acceptable cost or on acceptable terms, when needed. Our existing bank credit facility may also limit our ability to raise additional funds through debt or equity financing. In addition, if we issue a significant amount of additional equity securities, the market price of our common stock could decline and our stockholders could suffer significant dilution of their interests in us.

If our indefinite-lived intangible assets (including goodwill) or finite-life intangible assets become impaired, we may be required to record a significant charge to earnings.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of indefinite-lived and finite-life intangible assets on our financial statements. At December 31, 2009, our indefinite-lived intangible assets (including goodwill) were $222.6 million, in the aggregate, and our finite-life intangible assets, net of accumulated amortization, were $193.7 million. If we acquire new assets or businesses in the future, as we intend to do, we may record additional goodwill or other intangible assets.

We assess our goodwill for impairment on an annual basis using a measurement date of November 30 and, based on this assessment, we have determined that our goodwill is not impaired. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Intangible Assets and Other Long-Lived Assets” later in this report for information for our annual test of goodwill impairment. Accounting standards require that we also assess the impairment of our goodwill and identifiable intangible assets whenever events, circumstances or other conditions indicate that we may not recover the carrying value of the asset. This may require us to conduct an interim assessment of our goodwill and finite-life intangible assets. As a result of this interim assessment, we may record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or identifiable intangible assets is determined. This charge, if taken, could adversely affect our business, financial position, results of operations, and future earnings and, as a result, could cause our stock price to decline.

We are subject to risks relating to litigation due to the nature of our product and service offerings.

We may, from time to time, be subject to or named as a party in libel actions, negligence claims, and other legal proceedings in the ordinary course of our business given the editorial content of our business information products and the technical rules with which our litigation support services and mortgage default processing businesses must comply and the strict deadlines these businesses must meet. We could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could result in a negative perception of us and cause the market price of our common stock to decline or otherwise have an adverse effect on our operating results and growth prospects.

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

Our success depends in part on our ability to protect our proprietary rights, particularly those in our Business Information Division. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States to protect our rights to the marks “DOLAN MEDIA COMPANY,” and “DOLAN MEDIA,” as well as distinctive logos and other marks associated with our print and online publications and services in our Professional Services Division. These measures may not be adequate, we may not have secured, or may not be able to secure, appropriate protections for all of our proprietary rights in the United States, or third parties may infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to use our trademarks and other proprietary rights for their similar uses. Our management’s attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation.

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

Our common stock has traded on the New York Stock Exchange under the symbol “DM” since August 2, 2007. Since that time and through March 1, 2010, the closing sales price of our common stock has ranged from a high of $30.84 to a low of $2.97 per share. The market price of our common stock could continue to fluctuate significantly in the future. Some of the factors that could affect our share price include, but are not limited to:

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

These factors could cause our common stock to trade at prices below the price you paid for our common stock, which could prevent you from selling your common stock at or above this price. In addition, the stock market in general, and the New York Stock Exchange in particular, has from time to time, and most recently, during the fourth quarter of 2008, experienced significant price and volume fluctuations that have affected the market prices of individual securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock or your rights as holders of our common stock.

In the future, we may attempt to increase our capital resources by offering debt or additional equity securities, including commercial paper, medium-term notes, senior or subordinated notes, shares of preferred stock, shares of our common stock, and/or warrants through our $200 million shelf registration statement the SEC declared effective on January 27, 2010. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings, would receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. At December 31, 2009, we had approximately 36 million shares of common stock authorized but not issued and not reserved for issuance under our incentive compensation plan or employee stock purchase plan and 5 million shares of authorized but unissued preferred stock. We may issue all of these shares without any action or approval by our stockholders. We intend to continue to actively pursue acquisitions and may issue shares of common stock in connection with these acquisitions. Further, we may issue additional equity interests in NDeX in connection with acquisitions of mortgage default processing service businesses or in DiscoverReady in connection with acquisitions of document review and discovery management services businesses. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.

Future sales of our common stock in the public market may adversely affect the market price of our common stock or our ability to raise additional capital.

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our common stock to decline or limit our future ability to raise capital through an offering of equity securities. Other than restricted shares of common stock issued to our employees under our incentive compensation plan, shares issued to the Trott sellers in connection with the acquisition of their interest in NDeX in December 2009 (which we are required to register for resale), and shares of our common stock held by our “affiliates,” all of our outstanding shares of common stock are freely tradeable. Shares held by our affiliates are subject to the volume, manner of sale, and notice restrictions of Rule 144. In addition, our certificate of incorporation permits the issuance of up to 70 million shares of common stock. At December 31, 2009, we had an aggregate of approximately 36 million shares of our common stock authorized but unissued, exclusive of shares reserved for issuance under our equity compensation and employee stock purchase plan. Thus, we have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by current investors. In addition, on January 27, 2010, the SEC declared our shelf registration statement effective. Under the terms of this registration statement, we can offer for sale in one or more transactions shares of our common stock or preferred stock and other securities, having an aggregate value of up to $200 million. If we issue any shares of our common stock or preferred stock or any securities convertible into shares of common stock or preferred stock under this registration statement, such issuance would dilute the percentage ownership our investors own in our common stock.

In connection with our initial public offering, we filed a registration statement on Form S-8 under the Securities Act covering 2,700,000 shares of common stock that have been issued or will be issuable pursuant to our incentive compensation plan and 900,000 shares of common stock that will be issuable pursuant to an employee stock purchase plan, to the extent we decide to implement one, which in the aggregate equals 12.0% of the aggregate number of shares of our common stock that are outstanding as of December 31, 2009. Accordingly, subject to applicable vesting requirements, the exercise of options, and the provisions of Rule 144 with respect to affiliates, shares registered under the registration statement on Form S-8 will be available for sale in the open market.

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

Our executive offices are located in Minneapolis, Minnesota, where we sublease approximately 22,700 square feet under a sublease terminating in February 2012. We own our office facilities in Phoenix, Arizona and Baltimore, Maryland, from which certain of our publishing units operate, and we lease 26 other office facilities in 15 states for our business information segment under leases that terminate on various dates between March 2010 and February 2019. We also own our print facility in Minneapolis, Minnesota, and we lease print facilities in Oklahoma City, Oklahoma and Baltimore, Maryland, under leases that terminate in July 2010 and June 2014, respectively. NDeX (in our mortgage default processing services segment) and our Michigan Lawyers Weekly publishing unit (in our business information segment) sublease an aggregate of approximately 30,000 square feet in suburban Detroit, Michigan, from Trott & Trott, PC, a law firm in which NDeX’s chairman and chief executive officer, David A. Trott, owns a majority interest, at a rate of $10.50 per square foot, triple net, which subleases expire on March 31, 2012. Trott & Trott leases these spaces from NW13, LLC, a limited liability company in which Mr. Trott owns 75% of the membership interests. NDEx also leases approximately 97,400 square feet of office space in Texas under four operating leases that terminate on July 31, 2013. Subsidiaries in our litigation support services segment lease 12 offices under leases terminating on various dates between April 2010 and October 2015. We consider our properties suitable and adequate for the conduct of our business. We do not believe we will have difficulty renewing the leases we currently have or finding alternative space in the event those leases are not renewed.

Item 3.	Legal Proceedings

We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, none of which we believe to be material to our financial condition or results of operations.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

Our common stock is listed on the New York Stock Exchange under the symbol “DM.” The following table sets forth, for the periods indicated, the high and low per share closing sales prices of our common stock as reported on the New York Stock Exchange.

Period	High	Low

Year ended December 31, 2009
First Quarter	$7.90	$4.07
Second Quarter	$14.82	$8.10
Third Quarter	$14.34	$10.19
Fourth Quarter	$13.28	$10.00
Year ended December 31, 2008
First Quarter	$29.94	$20.11
Second Quarter	$20.84	$16.08
Third Quarter	$22.51	$10.09
Fourth Quarter	$9.59	$2.97

On March 1, 2010, the closing price per share of our common stock was $10.01. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 1, 2010, there were approximately 1,752 holders of record of our common stock.

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

Performance Graph

The following graph shows a comparison from August 2, 2007 (the date our common stock began trading on the New York Stock Exchange) through December 31, 2009, of cumulative stockholders total return for our common stock, companies we deem to be in our industry peer group for both our Business Information and Professional Services Divisions, the New York Stock Exchange Market Index and the Russell 3000 Index. The companies included in the industry peer group for the Business Information Division consist of GateHouse Media, Inc. (GHS), Lee Enterprises Inc. (LEE), McClatchey Co. (MNI), Daily Journal Corp. (DJCO) and Journal Register Co. (JRC). The companies included in the industry peer group for the Professional Services Division consist of Automatic Data Processing, Inc. (ADP), Fidelity National Financial, Inc. (FNF), American Reprographics Co. (ARP), Dun & Bradstreet Corp. (DNB), Thompson-Reuters Corp (TOC), Lender Processing Services, Inc. (LPS) and IHS, Inc. (IHS). The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 was invested on August 2, 2007, in our common stock, the companies in our peer group indices (weighted based on market capitalization as of such date), the NYSE Market Index and the Russell 3000 Index, at the closing per share price on that date. Data for the NYSE Market Index, Russell 3000 Index and our peer groups assume reinvestment of dividends. Since our common stock began trading on the New York Stock Exchange, we have not declared any dividends to be paid to our stockholders and do not have any present plans to declare dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG DOLAN MEDIA CO., NYSE MARKET INDEX,
RUSSELL 3000 INDEX AND PEER GROUP INDEXES

Comparison of cumulative total return of one or more companies, peer groups, industry indexes, and/or broad markets

Company/Index/Market	8/02/2007	9/30/2007	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009

Dolan Media Company	$100.00	$137.13	$164.62	$113.49	$102.71	$56.94	$37.19	$44.41	$72.18	$67.66	$57.62
NYSE Market Index	$100.00	$104.34	$101.12	$92.29	$91.64	$82.01	$62.77	$54.45	$65.13	$76.66	$80.13
Russell 3000 Index	$100.00	$105.13	$101.62	$91.95	$90.40	$82.51	$63.71	$56.83	$66.38	$77.21	$81.77
Business Information Peer Group	$100.00	$81.03	$54.55	$43.44	$26.12	$15.55	$4.38	$3.90	$4.85	$12.33	$15.86
Professional Services Peer Group	$100.00	$100.92	$98.27	$88.86	$88.56	$82.00	$79.25	$72.45	$79.21	$89.35	$92.30

Source:  Morningstar

Unregistered Sales of Securities and Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock, nor did we have any unregistered sales of securities that were not described on a current report on Form 8-K, during the fourth quarter of 2009.

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial data for the periods and as of the dates presented below. You should read the following information along with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes, all of which are included elsewhere in this annual report on Form 10-K. We derived the historical financial data for the years ended December 31, 2009, 2008, and 2007, and as of December 31, 2009 and 2008, from our audited consolidated financial statements, included in this annual report on Form 10-K. We derived the historical financial data for the fiscal years ended December 31, 2006 and 2005, and the historical financial data as of December 31, 2007, 2006 and 2005, from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of the results of operations to be expected for future periods. These historical results include the operating results of businesses that we have acquired during each of the periods presented. See Note 2 of our audited consolidated financial statements later in this report for more information regarding businesses we have acquired in each of 2007, 2008 and 2009.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Professional Services Division revenues	$172,535	$99,496	$67,015	$37,812	$11,133
Business Information Division revenues	90,382	90,450	84,974	73,831	66,726

Total revenues	262,917	189,946	151,989	111,643	77,859
Total operating expenses	212,140	161,375	125,228	92,711	69,546
Equity in earnings of affiliates	4,615	5,646	5,414	2,736	287

Operating income	55,392	34,217	32,175	21,668	8,600
Interest expense, net	(6,072)	(8,473)	(8,521)	(6,433)	(1,874)
Non-cash interest expense related to redeemable preferred stock(1)	—	—	(66,132)	(28,455)	(9,998)
Other income (expense), net	3,847	33	(8)	(202)	—

Income (loss) from continuing operations before income taxes	53,167	25,777	(42,486)	(13,422)	(3,272)
Income tax expense	(18,570)	(9,209)	(7,863)	(4,974)	(2,436)

Net income (loss) from continuing operations(2)	34,597	16,568	(50,349)	(18,396)	(5,708)
Less: Net income (loss) from continuing operations attributable to the redeemable noncontrolling interest(3),(4)	(3,784)	(2,265)	(3,685)	(1,913)	—

Net income (loss) from continuing operations attributable to Dolan Media Company(2)	$30,813	$14,303	$(54,034)	$(20,309)	$(5,708)

Net income (loss) from continuing operations attributable to Dolan Media Company per share — basic and diluted(3)	$1.03	$0.53	$(3.41)	$(2.19)	$(0.64)
Accretion of redeemable noncontrolling interest in NDeX, net of tax(3),(5)	(0.31)	—	—	—	—

Net income (loss) from continuing operations attributable to Dolan Media Company common shareholders per share — basic and diluted(3)	$0.72	$0.53	$(3.41)	$(2.19)	$(0.64)

Weighted average shares outstanding — basic(6)	29,832	26,985	15,868	9,254	8,845
Weighted average shares outstanding — diluted(6)	29,916	27,113	15,868	9,254	8,845

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,894	$2,456	$1,346	$786	$2,348
Total working capital (deficit)	(21,067)	(12,588)	(5,460)	(8,991)	(6,790)
Total assets	528,290	470,627	226,367	186,119	135,395
Long-term debt, less current portion	137,960	143,450	56,301	72,760	36,920
Redeemable preferred stock	—	—	—	108,329	79,740
Total liabilities and redeemable noncontrolling interest	279,427	248,477	97,191	214,994	144,238
Total stockholders’ equity (deficit)	248,863	222,150	129,176	(28,875)	(8,843)

(1)	Consists of accrued but unpaid dividends on our series A preferred stock and series C preferred stock and the change in fair value of the shares of our series C preferred stock, with each share of our series C preferred stock being convertible into (1) one share of our series B preferred stock and (2) a number of shares of our series A preferred stock and our common stock for periods from August 1, 2003, through August 7, 2007. The conversion of our series C preferred stock and redemption of our preferred stock upon the consummation of our initial public offering in 2007 eliminated the non-cash interest expense we record for the change in fair value of our series C preferred stock.

(2)	Our income statement for the year ended December 31, 2005, excludes income or loss from discontinued operations of our telemarketing operation in September 2005.

(3)	On January 1, 2009, we adopted accounting guidance, which established new standards related to the accounting for and reporting of noncontrolling interest. This accounting guidance required, among other things, that we change our presentation of “net income (loss) from continuing operations” and “net income (loss) from continuing operations per share — basic and diluted” to “net income (loss) from continuing operations attributable to Dolan Media Company” and “net income attributable to Dolan Media Company common stockholders per share — basic and diluted.” We have retrospectively adjusted our financial statements for the periods presented above to account for the new presentation requirements of this accounting guidance.

(4)	Consists of a 15% noncontrolling interest in DiscoverReady LLC from November 2, 2009, through December 31, 2009, and the following noncontrolling interest in National Default Exchange:

		APC Investments		Sellers of
	Trott &	(or the Trott	Feiwell &	Barrett-NDEx
	Trott	Sellers, as a Group)	Hannoy	(as a Group)

March 14, 2006 — December 31, 2006(a)	19.0%	—	—	—
January 1, 2007 — January 8, 2007	19.0%	—	—	—
January 9, 2007 — November 30, 2007(b)	18.1%	—	4.5%	—
December 1, 2007 — December 31, 2007(c)	9.1%	—	2.3%	—
January 1, 2008 — January 31, 2008	9.1%	—	2.3%	—
February 1, 2008 — February 21, 2008(d)	—	9.1%	2.3%	—
February 22, 2008 — September 1, 2008(e)	—	9.1%	2.0%	—
September 2, 2008 — December 31, 2008(f)	—	7.6%	1.7%	6.1%
January 1, 2009 — December 30, 2009(g)	—	7.6%	1.7%	6.1%
December 31, 2009(h)	—	2.4%	1.7%	6.1%

(a)	On March 14, 2006, we acquired an 81.0% interest in NDeX from Trott & Trott, P.C.

(b)	In connection with NDeX’s acquisition of the mortgage default processing services business of Feiwell & Hannoy on January 9, 2007, NDeX issued to Feiwell & Hannoy a 4.5% membership interest in NDeX

(c)	On November 30, 2007, we purchased 9.1% and 2.2% of the then-outstanding membership interests of each of Trott & Trott and Feiwell & Hannoy.

(d)	On February 1, 2008, Trott & Trott assigned its membership interest in NDeX to APC Investments, LLC, an affiliate of Trott & Trott.

(e)	On February 22, 2008, NDeX made a capital call to fund the acquisition of the mortgage default processing services business of Wilford & Geske, P.A., in which Feiwell & Hannoy declined to participate, thereby diluting its interest in NDeX.

(f)	To fund, in part, the acquisition of Barrett-NDEx, NDeX made a capital call, in which neither APC Investments nor Feiwell & Hannoy participated, thereby diluting their interests. The noncontrolling interest of APC Investments and Feiwell & Hannoy were further diluted when NDeX issued a 6.1% membership interest to the sellers of Barrett-NDEx (as a group) on September 2, 2008 in partial consideration for the acquisition of Barrett-NDEx.

(g)	On December 1, 2009, APC Investments made a pro-rata distribution of its membership interest in NDeX to its members, the Trott sellers. The pro-rata distribution is not reflected in the table above.

(h)	On December 31, 2009, we acquired an aggregate 5.1% of the noncontrolling interest in NDeX, from the Trott sellers.

During the first quarter of 2010, our noncontrolling interest in NDeX was further reduced to 6.2% when we acquired the remaining 2.4% interest owned by the Trott sellers and NDeX redeemed the 1.7% interest owned by Feiwell & Hannoy upon the exercise of its put right.

Under the terms of NDeX’s operating agreement, we are required to distribute, on a monthly basis, NDeX’s earnings before interest, taxes, depreciation and amortization, less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital to each of NDeX’s members. The distributions are made pro-rata in relation to the common membership units each member owns.

(5)	Because the redeemable feature of the NDeX noncontrolling interest is outside of our control, we adjust the noncontrolling interest to the redemption amount at each reporting period. We have recorded this noncontrolling interest at the redemption amount, with the adjustment recorded through “additional paid-in capital” rather than directly as a charge against earnings. Because the redemption amount is based upon a formula and deemed not at fair value, we have employed the two-class method to calculate earnings per share based on net income (loss) from continuing operations attributable to Dolan Media Company common stockholders.

(6)	Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 14 of our consolidated financial statements included in this annual report on Form 10-K for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2009, our total revenues increased $73.0 million, or 38.4%, from $189.9 million in 2008 to $262.9 million in 2009, primarily as a result of our acquisition of Barrett-NDEx in September 2008 (which added $64.2 million in revenues from January 1, 2009, through September 1, 2009, the first anniversary of the closing) as well as our acquisition of DiscoverReady in November 2009, which added $6.1 million in revenues. Our operating income increased from $34.2 million for 2008, to $55.4 million for 2009, an increase of $21.2 million, or 61.9%. Acquisitions, primarily our acquisition of Barrett-NDEx in September 2008, accounted for the majority of the 31.5% increase in our operating expenses for 2009. In addition, expense controls in our Business Information division were offset by increased spending at NDeX, primarily as a result of file volume increases during the year. Further, net income attributable to Dolan Media Company more than doubled to $30.8 million for 2009, from $14.3 million for 2008. As a result, net income attributable to Dolan Media Company per diluted share increased from $0.53 in 2008, to $1.03 in 2009.

Recent Developments

Increase in our ownership in NDeX

On December 31, 2009 and January 4, 2010, we, along with our wholly-owned subsidiary, Dolan APC, LLC, entered into two separate common unit purchase agreements with the Trott sellers, under the terms of which the Trott sellers sold an aggregate 7.6% ownership interest, in NDeX to us, for an aggregate purchase price of $13.0 million and 248,000 shares of our common stock.

Of the $13.0 million cash due to the Trott sellers, we have paid $6.0 million through the date of this annual report on Form 10-K and will pay an additional $4.0 million in monthly installments of $1.0 million each through July 2010. We will pay the remaining $3.0 million to the Trott sellers in 29 equal monthly installments of approximately $0.1 million, in the aggregate, beginning in August 2010, which includes interest accruing on the unpaid principal balance at a rate of 4.25%. We also issued, as partial payment for the ownership interest, an aggregate 248,000 shares to the Trott sellers on December 31, 2009, and have agreed to file a registration statement covering the resale of the shares by March 31, 2010.

David A. Trott and the other Trott sellers are partners in the law firm, Trott & Trott, P.C., which is a customer of NDeX. Trott is the managing partner of Trott & Trott, P.C. and we also employ him as the chairman and chief executive officer of NDeX, where he is one of our executive officers. Under the common units purchase agreements described above, Trott sold us a 5.1% ownership interest in NDeX for which we will pay him an aggregate of $8.8 million (exclusive of interest) and for which we issued to him 168,644 shares of our common stock. See also “Related Party Transactions and Policies — David A. Trott” in our proxy statement, which is expected to be filed with the SEC on or around April 5, 2010, for a description of certain other relationships between Trott, his law firm or his other affiliated entities and us.

Each Trott seller had the right, until February 7, 2010, to require NDeX to repurchase their respective membership interest in NDeX at a price based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the repurchase date. The present value of the total consideration paid to the Trott sellers in connection with the sale of their respective NDeX interests to us approximated the price we would have paid to the Trott sellers had they elected to exercise, in full, their put right set forth in the NDeX operating agreement.

On February 28, 2010, NDeX redeemed 23,560 common units, representing a 1.7% interest in NDeX, from Feiwell & Hannoy, in connection with Feiwell & Hannoy’s exercise of its put right as set forth in the NDeX operating agreement. NDeX redeemed these common units for $3.5 million, which was determined pursuant to the formula set forth in NDeX’s operating agreement. The redemption price is payable to Feiwell & Hannoy over a period of three years, in quarterly installments, beginning on March 1, 2010, with interest accruing at a rate of 5.25%, beginning on March 2, 2010. Feiwell & Hannoy is a law firm customer of NDeX.

After the closing of the transactions described above, our ownership interest in NDeX increased from 84.7% to 93.8%.

New Line of Business in Professional Services Division/New Reportable Segment

On November 2, 2009, we entered a new line of business in our Professional Services Division with the acquisition of an 85.0% interest in DiscoverReady LLC (as described in “Recent Acquisitions” below). DiscoverReady is a leading provider of outsourced discovery management and document review services to major United States companies and their counsel. DiscoverReady is headquartered in New York City, with an office in Charlotte, North Carolina.

Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady assists these companies and their counsel in document reviews and helping these companies manage the discovery process. DiscoverReady also provides related technology management services.

None of our key employees or executive officers has any previous experience in operating a discovery management and document review services company. In connection with the acquisition, we entered into three-year employment agreements with DiscoverReady co-founders James K. Wagner, Jr. and Steven R. Harber to continue to serve as DiscoverReady’s chief executive officer and president, respectively, as well as other key employees of DiscoverReady, and will rely on them to assist our executive officers in operating this business. Messrs. Wagner and Harber, along with other employees of DiscoverReady, indirectly own the remaining 15% equity interest in DiscoverReady.

DiscoverReady is part of our Professional Services division and litigation support services segment. Our litigation support services segment is a new reportable segment that includes the operations of DiscoverReady and Counsel Press (which was previously part of our professional services segment with NDeX). The operations of NDeX are now called our mortgage default processing services segment. Both our mortgage default processing services and litigation support services segments are part of our Professional Services division.

Regulatory Environment

Beginning in 2008, federal, state and local governmental entities have increasingly focused attention on foreclosures and have proposed, and in some cases, enacted legislation or taken other action that may have, and some of which has had, an adverse impact on the number of mortgage default case files NDeX is asked to process, the length of time it takes to process such files, the time periods over which we recognize revenue associated with the processing of those files, and the number of foreclosure public notices placed in our Business Information products and DLNP (our minority investment) for publication. This enacted or proposed legislation includes the Hope for Homeowners Act of 2008, the Emergency Economic Stabilization Act, the Streamlined Modification Program, laws passed in both California and Maryland in 2008, and the Homeowner Affordability and Stability Plan. We have described these programs in our annual report for the year ended December 31, 2008, which we filed with the SEC on March 12, 2009.

Earlier in 2009, the California legislature passed legislation, which requires lenders to take additional steps on new and pending foreclosures involving loans that meet certain criteria, including being owner-occupied when the loan became delinquent, before we are directed to begin processing the loan. Further, on April 28, 2009, President Obama announced new details for the “Making Home Affordable” program that is part of the Homeowner Affordability and Stability Plan, which provides, among other things, that servicers who participate in a second lien program will automatically reduce payments associated with a second lien mortgage when a borrower initiates a Home Affordable Modification (“HAMP”) on a first lien mortgage. This includes a new foreclosure alternative program, known as “Home Affordable Foreclosure Alternatives,” that would provide mortgage lenders and loan servicers cash incentives for executing short sales or deeds in lieu of foreclosures on certain HAMP loans that cannot be successfully restructured. This new federal program is not effective until April 2010, but we expect that, when effective, it could adversely affect the number of foreclosure files our customers direct us to process.

In May 2009, Congress enacted the Helping Families Save Their Home Act of 2009, which includes the Protecting Tenants at Foreclosure Act of 2009. Under the Protecting Tenants at Foreclosure Act, the new owner of foreclosed property may not evict a tenant until the end of any existing bona fide lease term, except in very limited circumstances, and such new owner is further required to give the tenant 90 days advance notice before an eviction. During the third quarter of 2009, the number of eviction files we were directed to process declined in some of our NDeX operations when compared to second quarter, which we believe to be a result of this legislation. As expected, eviction files we were directed to process in these operations began to increase in the fourth quarter of 2009, although total eviction files in these operations declined in the fourth quarter, when compared to fourth quarter 2008. On an annual basis, eviction files we were directed to process increased at NDeX in 2009 as compared to 2008. In addition, in late December 2009, the Florida Supreme Court issued an administrative order, requiring lenders engage in mediation in connection with foreclosure actions on homestead property where loans are originated under the Truth in Lending Act. We expect that mandated mediation could lengthen the time in which we recognize revenue in Florida because it could add approximately 50 to 75 additional days to each foreclosure action we process. We entered the Florida market in October 2009. Similarly, the Minnesota and California legislatures are also considering bills that would require mortgage lenders and loan servicers to engage in mediation prior to commencing foreclosure proceedings, which, if enacted, would likely delay the time in which our customers send foreclosures files to us for processing or lengthen the time over which we are required to recognize revenues associated with these files.

In addition, beginning in July 2009, changes in the relevant state foreclosure laws in Indiana and Michigan require loan servicers to comply with additional notice requirements. Specifically, the Indiana law requires loan servicers to send Indiana borrowers a pre-suit notice at least thirty days prior to filing a foreclosure action, which has generally delayed when foreclosures files are sent to us for processing by up to ninety days. The Michigan law requires loan servicers to send and publish a special notice to certain Michigan borrowers that would give the borrower an opportunity to arrange a meeting with loan servicers to explore possible modification of the borrower’s loan. This legislation has delayed foreclosures in Michigan for thirty to ninety days depending upon whether a borrower desires to meet with the loan servicers; however it has not adversely affected the number of mortgage default files NDeX’s Michigan operations has been directed to process. During the third quarter of 2009, these Indiana and Michigan legislative changes caused a $3.0 million year-over-year decline in mortgage default processing services revenues for that period because these laws delay or extend the length of the foreclosure process, thereby deferring a portion of our mortgage default processing services revenues on new files into future periods. This revenue decline carried through to the full year 2009 results, as we estimate a $3.0 million year-over-year decline in revenues as a result of this legislation. Because the Michigan law adds additional steps to the foreclosure process, the period of time over which we recognize revenue on new foreclosure files lengthened. In Michigan, however, foreclosure file counts for 2009 increased approximately 6% year-over-year. In Indiana, foreclosure file counts in 2009 decreased approximately 18% when compared to 2008 because the new legislation delays when a foreclosure action can be commenced, thus delaying when these files are sent to us for processing. This had the largest impact in the third quarter of 2009, as files we were directed to process in Indiana decreased by approximately 56% when compared to the same period in 2008. Indiana mortgage default files doubled in the fourth quarter of 2009 from the third quarter 2009, but were still about 16% under 2008 fourth quarter file volume in Indiana. As this new legislation primarily affects the timing in which we recognize revenue in Michigan and when we receive foreclosure files for processing in Indiana, we anticipate that we will begin to see Michigan and Indiana revenues and Indiana foreclosure file volumes recover over time as mortgage lenders and loan servicers refine processes they have developed in response to this legislation. Other mortgage default processing revenues from our NDeX operations, including those from Barrett-NDEx, offset revenue declines we experienced year-over-year as a result of this legislation.

Also, during late July 2009, mortgage lenders and loan servicers met with the Obama administration and were asked to enter into at least 500,000 loan modifications under the Home Affordable Modification Program by November 2009. We believe that, during the third and fourth quarter of 2009, these mortgage lenders and loan servicers delayed the referral of some files to our law firm customers so that they could evaluate such files as candidates under this program in response to the administration’s request. In addition to enacted or proposed legislation, certain state and local governments have interpreted the Emergency Economic Stabilization Act as preempting state and local foreclosure requirements. Further, various lender and mortgage servicers have voluntarily focused their attention on loss mitigation, loan modification and similar efforts, including moratoria on certain foreclosure sales, in an attempt to reduce the number of mortgage foreclosures. We believe these efforts have caused lenders and mortgage servicers to delay when they refer mortgage default files to us for processing. Lenders and mortgage servicers are also voluntarily focusing their attention on loss mitigation, loan modification and similar efforts.

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

In connection with the adoption of this plan, our board declared a dividend of one Right for each outstanding share of our common stock, payable to the stockholders of record on February 9, 2009. Stockholders may request a copy of this plan by writing to our corporate secretary at our principal offices, 222 South Ninth Street, Suite 2300, Minneapolis, MN 55402.

Recent Acquisitions

We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions, such as the following:

DiscoverReady:  On November 2, 2009, we acquired an 85% equity interest in DiscoverReady LLC under the terms of a membership interest purchase agreement with DiscoverReady LLC, DR Holdco LLC, Steven R. Harber, David Shub, James K. Wagner, Paul Yerkes and C. Parkhill Mays. We paid the sellers $28.9 million in cash at closing and placed an additional $3.0 million in escrow, for up to a period of 16 months, pursuant to the terms of an escrow agreement. The $3.0 million held in escrow secures the sellers’ obligations under the purchase agreement (including payment of any indemnification claims and working capital and capital lease liability adjustments). After closing, DR Holdco holds a 15% noncontrolling interest in DiscoverReady. The individual sellers of DiscoverReady, along with other DiscoverReady employees, own all the equity interests of DR Holdco. DR Holdco has the right to require DiscoverReady repurchase all or a portion of its interest. This right, along with DiscoverReady’s complementary right to require DR Holdco to sell its interest, are described in more detail in “Noncontrolling Interest” below.

In connection with the acquisition described above, DiscoverReady entered into employment agreements with each of the individual sellers of DiscoverReady, under the terms of which they serve as senior managers of DiscoveryReady. These employment agreements have a term of three years, except the agreement with C. Parkhill Mays, which has a term of six months.

Albertelli:  On October 1, 2009, NDeX entered into an asset purchase agreement with the Albertelli sellers under the terms of which NDeX acquired their mortgage default processing and related services business on such date. NDeX paid $7.0 million in cash at closing, held back an additional $1.0 million to secure the Albertelli sellers’ obligations under the asset purchase agreement (including payment of any indemnification claims and working capital adjustments) and will pay an additional $2.0 million in equal installments of $1.0 million on each of October 1, 2010 and 2011, respectively. In addition, NDeX may be obligated to pay the Albertelli sellers up to an additional $9.0 million in three annual installments of up to $3.0 million each. The amount of these annual cash payments will be based upon the adjusted EBITDA for the acquired mortgage default processing and related services business during the twelve calendar months ending on each of September 30, 2010, 2011, and 2012.

NDeX also entered into a services agreement with the Albertelli law firm pursuant to which NDeX has agreed to provide mortgage default processing and related title services to the Albertelli law firm in Florida. The services agreement provides for the exclusive referral of residential mortgage default and related files from the Albertelli law firm to NDeX for servicing. This agreement has an initial term of twenty years, which term may be automatically extended for two successive ten-year periods unless either party elects to terminate the term then-in-effect with prior notice. Under the services agreement, NDeX will be paid a fixed fee for each residential mortgage default and other files the Albertelli law firm directs NDeX to process, with the amount of such fixed fee being based upon the type of file. Beginning on October 1, 2010, this fixed fee per file will increase or decrease on an annual basis based on the yearly changes to an agreed-upon consumer price index. Under the services agreement, NDeX has also agreed to provide mortgage default processing and related services in the State of Florida to the Albertelli law firm on an exclusive basis for a period of two years after the closing.

In connection with the transactions described above, NDeX also has entered into an employment agreement with James E. Albertelli, whereby NDeX employs him as an executive vice president. As a result of this transaction, NDeX now provides mortgage default processing services to eight law firm customers in California, Texas, Michigan, Indiana, Minnesota, Georgia and Florida as well as directly to mortgage lenders and loan servicers for California foreclosure files.

Barrett-NDEx:  On September 2, 2008, NDeX acquired the equity interests of Barrett-NDEx for a total of $167.5 million in cash, of which $151.0 million was paid to or on behalf of the sellers of Barrett-NDEx, $15.0 million was placed in escrow to secure payment of indemnification claims and an additional $1.5 million was held back pending working capital adjustments. In addition to the cash payments, NDeX also issued to the sellers of Barrett-NDEx an aggregate 6.1% interest in NDeX, which had an estimated fair market value of approximately $11.6 million on July 28, 2008, the date the parties signed the equity purchase agreement. We also issued to the sellers of Barrett-NDEx 825,528 shares of our common stock. In 2009, we paid $13.0 million to the sellers because Barrett-NDEx’s adjusted EBITDA for the four quarters ended September 30, 2009, exceeded the earn-out target of $28.0 million, and recorded this amount as an addition to goodwill. The working capital target of $2.0 million as set forth in the equity purchase agreement was not met, as there was an actual working capital (deficit) of $(1.4) million. As a result, NDeX recovered the $3.4 million shortfall by having the sellers of Barrett-NDEx release the $1.5 million holdback payable to them and by taking receipt of $1.9 million out of the escrow in 2008.

We completed our final allocation of the Barrett-NDEx purchase price during 2009, which resulted in the following changes from our preliminary purchase price allocation: (1) we reduced the allocation for our service agreement with the Barrett law firm from $154.0 million to $59.7 million; (2) we allocated $19.6 million to a customer list related to our loan servicer and mortgage lender customers for whom we provide mortgage default processing services directly on California foreclosure files; (3) we reduced the allocation for non-compete agreements from $5.0 million to $3.2 million; (4) we allocated $6.5 million to trade names associated with Barrett-NDEx; (5) we increased our allocation to goodwill from $37.8 million to $116.9 million (which also includes the $13.0 million adjustment to goodwill for the achievement of the earnout as well as the working capital shortfall adjustment, both discussed above); and (6) we decreased our allocation to software from $6.9 million to $5.5 million. Our preliminary purchase price allocation combined the services agreement with the Barrett law firm and the California customer list as a single intangible asset. In completing the final allocation, we determined that the California customer list is a separate identifiable asset from the services agreement because the services agreement requires us to provide mortgage default processing services only to the Barrett law firm whereas we provide these services directly to loan servicers for loans secured by properties in California under no specific services agreement. Our initial assumptions regarding this customer list also included obtaining new customers in the California market, the value of which we preliminarily allocated to the services agreement and later determined was goodwill.

In connection with this acquisition, we also recorded, as preliminary additional purchase price, a liability of $1.5 million in estimated severance costs in connection with the elimination of certain duplicative positions, which we expected to pay out in cash within the twelve months following the close of the acquisition. In April 2009, we eliminated certain positions in connection with this plan for aggregate payments of approximately $0.5 million. Also in the second quarter, we completed our plan of restructure and determined that we will not be eliminating any additional positions under the restructuring plan. Accordingly, we reduced the liability to zero, as a purchase price adjustment to goodwill.

We have included the results of the acquisitions of Barrett-NDEx and the mortgage default processing and related services business of the Albertelli sellers in our mortgage default processing services segment. We have included the results of the acquisition of DiscoverReady in our litigation support services segment. We have included each acquisition in our consolidated financial statements since the date of such acquisition.

Revenues

We derive revenues from our two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the year ended December 31, 2009, our total revenues were $262.9 million, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:

•	65.6% from our Professional Services Division (57.6% from mortgage default processing services and 8.0% from litigation support services); and

•	34.4% from our Business Information Division.

Professional Service Division.  Our Professional Services Division generates revenues primarily by providing mortgage default processing, outsourced discovery management and document review, and appellate services through fee-based arrangements. We further break down our Professional Services Division into two reportable segments, mortgage default processing services and litigation support services.

Mortgage Default Processing Services.  Through NDeX, we assist eight law firms and, in California, loan and mortgage servicers, in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. We also provide loan modification and loss mitigation support on mortgage default files to our customers as well as related real estate title work primarily to the Barrett law firm. Shareholders and/or principal attorneys of our law firm customers, including David A Trott, chairman and chief executive officer of NDeX, are executive management employees of NDeX.

For the year ended December 31, 2009, we processed approximately 349,400 mortgage default case files. Our mortgage default processing service revenues accounted for 57.6% of our total revenues and 87.8% of our Professional Services Division’s revenues during 2009. We believe mortgage default file volume, and thus mortgage default processing revenues, tend to be lower in the second quarter of each year because homeowners receive income tax refunds that they can apply towards their residential mortgages during the second quarter. We recognize mortgage default processing services revenues over the period during which the services are provided. We consolidate the operations, including revenues, of NDeX and record a noncontrolling interest adjustment for the percentage of earnings that we do not own. See “Noncontrolling Interest” below for a description of the impact of the noncontrolling interest in NDeX on our operating results. With the exception of foreclosure files we process for our law firm customer, Feiwell & Hannoy, and California foreclosure files, we bill our customers for services performed and record amounts billed for services not yet performed as deferred revenue. For foreclosure files we process for Feiwell & Hannoy, we bill Feiwell & Hannoy in two installments and record amounts for services performed but not yet billed as unbilled services and amounts billed for services not yet performed as deferred revenue. For California foreclosure files processed by us, we bill our customers for services at the time the file is complete and record amounts billed for services performed, but not yet billed, as unbilled services. In California, because we provide mortgage default processing services directly to mortgage lenders and loan servicers, we incur certain costs on behalf of our customers, such as trustee sale guarantees, title policies, and post and publication charges. We pass these costs directly through to our mortgage lender and loan servicers customers, and bill them at the time the file is complete. We have determined that these expenses should be recorded at net and, accordingly, do not record any revenue for these pass-through costs. We also provide title services primarily to the Barrett law firm, and we bill for these services when the title matter is completed and recognize revenue as we perform the services.

NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which it does business as well as how many of the files we handle that actually result in evictions, bankruptcies and/or litigation. We have entered into long-term services agreements with each of our law firm customers. These agreements provide for the exclusive referral of files from the law firms to NDeX for servicing, except that the Barrett law firm and Trott & Trott may refer files elsewhere if they are otherwise directed by clients. During 2009, each of the Barrett law firm and Trott & Trott accounted for more than 10% of our mortgage default processing services revenues, and accounted for approximately 72% of these revenues, in the aggregate. Our services agreement with Trott & Trott and the Barrett law firm have initial terms that expire in 2021 and 2033, respectively. However, these terms may be automatically extended for up to two successive ten year periods, in the case of our agreement with Trott & Trott, or successive five year periods, in the case of our agreement with the Barrett law firm, unless either party elects to terminate the term then-in-effect with prior notice. The initial terms of our services agreements with our other law firm customers expire between 2022 to 2030, which terms may be automatically extended for up to two successive five or ten-year periods depending upon the law firm customer unless either party elects to terminate the term then-in-effect with prior notice.

Under each services agreement, we are paid a fixed fee for each residential mortgage default file the law firm sends to us for processing, with the amount of such fixed fee being based upon the type of file. We receive this fixed fee upon receipt of a default case file, which consists of any mortgage default case file sent to us for processing, regardless of whether the case actually proceeds to foreclosure. If such file leads to a bankruptcy, eviction or litigation proceeding, we are entitled to an additional fixed fee in connection with handling a file for such proceedings. We also receive a fixed fee for handling files in eviction, litigation and bankruptcy matters that do not originate from mortgage foreclosure files. The Barrett law firm also pays us a monthly trustee foreclosure administration fee. The amount of this fee is based upon the number of foreclosure files the Barrett law firm sends to us for processing during the month. Our agreements with each law firm customer contemplate the review and possible revision of fees for the services we provide on an annual basis, except for Trott & Trott, which contemplates review and possible revision every two years. During 2009, we revised our fee structure with Trott & Trott, Feiwell & Hannoy, Wilford & Geske and the Barrett law firm.

Litigation Support Services.  Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. We provide these services through fee-based arrangements with our customers. For the year ended December 31, 2009, our litigation support services revenues accounted for 8.0% of our total revenues and 12.2% of our Professional Services Division’s revenues. DiscoverReady provides its services to major United States companies and their counsel and assists them in document reviews and helping them manage the discovery process. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady also provides related technology management services. DiscoverReady bills its customers primarily based upon the number of documents reviewed and the amount of data or other information it processes in connection with those reviews. Accordingly, our discovery management and document review services revenue are largely determined by the volume of data we review. Our discovery management and document review services revenue (which we derive through the operations of DiscoverReady acquired on November 2, 2009) accounted for 2.3% of our total revenues, 29.0% of our litigation support services segment revenues, and 3.5% of our total Professional Services Division revenues for the year ended December 31, 2009. During 2009, DiscoverReady’s top two customers, both of whom are in the financial services industry, accounted for more than 65%, in the aggregate of DiscoverReady’s total revenues (which includes the 10-month period when we did not own DiscoverReady).

Counsel Press assists law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the year-ended December 31, 2009, our appellate services revenues accounted for 5.7% of our total revenues, 71.0% of our litigation support services revenues, and 8.7% of our total Professional Services Division revenues.

We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court. We expect our litigation support services revenues to be lower in the third quarter of each year because of attorney vacation schedules, which we believe will primarily affect our revenues from DiscoverReady. We consolidate the operations of DiscoverReady and record an adjustment for noncontrolling interest for the percentage of DiscoverReady that we do not own. Because the redeemable feature of this noncontrolling interest is based on fair value (unlike the noncontrolling interest in NDeX), we are not required to record this adjustment as an item affecting net income attributable to Dolan Media Company common stockholders. See “Noncontrolling Interest” below.

Business Information.  Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising, which consists of display and classified advertising in our print products and web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 10.4% of our total revenues and 30.3% of our Business Information Division revenues for the year ended December 31, 2009. We recognize display and classified advertising revenues upon placement of an advertisement in one of our publications or on one of our web sites. We recognize display and classified advertising revenues generated by sponsorships, advertising and ticket sales from local events when those events are held. Advertising revenues are driven primarily by the volume, price and mix of advertisements published, as well as how many local events are held.

We publish 305 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 18.4% of our total revenues and 53.6% of our Business Information Division revenues for the year ended December 31, 2009. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published. This is primarily affected by the number of residential mortgage foreclosures in the 14 markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

We sell our business information products primarily through subscriptions. For the year ended December 31, 2009, our circulation and other revenues, which consist of subscriptions and single-copy sales as well as sales from commercial printing and database information, accounted for 5.5% of our total revenues and 16.1% of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. We recognize revenues from commercial printing and database information upon delivery of the printed or electronic product to our customers. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation and other revenues are primarily driven by the number of copies sold and the subscription rates charged to customers.

Operating Expenses

Our operating expenses consist of the following:

•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for the processing staff at NDeX, DiscoverReady, and Counsel Press and our editorial personnel in our Business Information Division, production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and delivery of our business information products, and packaging and data service fees in connection with our California foreclosure files;

•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing related expenses and other office-related payments;

•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from two to thirty years; and

•	Amortization expense, which represents the cost of finite-life intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from two to thirty years.

Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services (primarily at NDeX), which is our higher margin revenue, and Business Information. This mix may shift between fiscal periods.

Equity in Earnings of Affiliates

The Detroit Legal News Publishing, LLC.  We own 35.0% of the membership interests in The Detroit Legal News Publishing, LLC (DLNP), the publisher of The Detroit Legal News and ten other publications. We account for our investment in DLNP using the equity method. For the years ended December 31, 2009, 2008 and 2007, our percentage share of DLNP’s earnings was $4.9 million, $5.6 million, and $5.4 million, respectively, which we recognized as operating income. This is net of amortization of $1.5 million for all three periods. NDeX handles all public notices required to be published in connection with files it processes for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott &

Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.

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

GovDelivery, Inc.  In the third quarter of 2009, we made an additional investment in GovDelivery by purchasing 1,000,000 shares of its preferred stock for $1,000,000. Prior to this investment, we had accounted for our ownership in GovDelivery using the cost method of accounting because we only owned approximately 15.0% of GovDelivery’s outstanding voting stock (on an as-converted basis) and did not have any ability to exert influence. The additional investment increased our ownership in GovDelivery to 21.9%. As required by accounting standards, we began accounting for this investment using the equity method, and retroactively applied the equity method of accounting to reflect that portion of GovDelivery’s income and losses attributable to our ownership from the date of our original investment. On December 31, 2009, we sold our investment in GovDelivery in connection with its merger with Internet Capital Group. We received $3.6 million in cash upon the consummation of the sale, with an additional $0.6 million held back for the payment of indemnification claims pursuant to the terms of the merger agreement. Accordingly, we recorded a gain on our sale of this investment in 2009 in the amount of $2.4 million, which has been included in other income in our consolidated statement of operations.

Noncontrolling Interest

From January 1, 2009, through November 1, 2009, the noncontrolling interest consisted of an aggregate 15.3% interest in NDeX held by APC Investments, LLC (7.6%), Feiwell & Hannoy (1.7%) and the sellers of Barrett-NDEx or their transferees (as a group) (6.1%). APC Investments was a limited liability company owned by NDeX chairman and chief executive officer, David A. Trott, and the other shareholders of Trott & Trott, an NDeX customer. Beginning on November 2, 2009, the noncontrolling interest also included a 15.0% interest in DiscoverReady LLC held by DR Holdco LLC. See “Recent Acquisitions” above for information about our acquisition of a majority interest in DiscoverReady LLC.

At December 31, 2009, the noncontrolling interest in NDeX changed to an aggregate 10.2% interest as a result of our acquisition of a 5.1% interest in NDeX from the Trott sellers (who were the members of APC Investments). In the first quarter of 2010, we acquired the remaining interest in NDeX held by the Trott sellers, as well as redeemed Feiwell & Hannoy’s interest in NDeX, all of which reduced the noncontrolling interest in NDeX to 6.2% (which is held by the sellers of Barrett-NDEx or their transferees). You should refer to “Recent Developments — Increase in our Ownership in NDeX” earlier in this annual report for information about the change in our ownership in NDeX during and after the year ended December 31, 2009.

Under the terms of the NDeX operating agreement, each month, we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. We paid the following distributions during the years ended December 31, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2009	2008

APC Investments*	$1,607	$1,098
Feiwell & Hannoy	363	253
Sellers of Barrett-NDEx (as a group)**	1,270	—

Total	$3,240	$1,351

*	Trott & Trott prior to February 1, 2008. APC Investments distributed its interest to its members on December 1, 2009, who then sold 5.1% of the outstanding interests in NDeX to us on December 31, 2009.

**	Members of NDeX since September 2, 2008.

We expect that cash distributions paid to the holders of our noncontrolling interests in NDeX will decrease during 2010, when compared to 2009, because noncontrolling interest in NDeX has decreased from 15.3% (for most of 2009), to 6.2%.

The sellers of Barrett-NDEx or their transferees, each as members of NDeX, have the right, for a period of six months following September 2, 2012, to require NDeX to repurchase all or any portion of their respective membership interest in NDeX. To the extent any seller of Barrett-NDEx timely exercises this right, the purchase price of such membership interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would be payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.

Under the terms of the DiscoverReady limited liability agreement, DR Holdco (who holds the noncontrolling interest in DiscoverReady) has the right, for a period of ninety days following November 2, 2012, to require DiscoverReady to repurchase all or any portion of its equity interest in DiscoverReady. To the extent that DR Holdco timely exercises this right, the purchase price of such equity interest will be based on the fair market value of such interest. During that same period, we also have the right to require DR Holdco to sell its entire equity interest in DiscoverReady to us. If we timely exercise our right, we would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under the following circumstances: An individual seller of DiscoverReady, except Parkhill Mays, may require DiscoverReady to repurchase the portion of DR Holdco’s interest in DiscoverReady that he beneficially owns if he is terminated without cause or quits for good reason prior to the expiration of his employment agreement. If we terminate any individual seller of DiscoverReady for cause or if such seller quits without good reason, we can require DR Holdco to sell to us the portion of its interest in DiscoverReady that reflects such seller’s beneficial interest in us. The purchase price for that portion of the equity interest repurchased or sold if these rights are exercised based on the interest’s fair market value. With respect to Parkhill Mays, DiscoverReady will repurchase that portion of DR Holdco’s interest in DiscoverReady, which he beneficially owns at fair market value if his employment agreement is not extended in April 2010. The DiscoverReady operating agreement does not require us to pay any monthly cash distributions to DR Holdco; however, we are obligated to make distributions to DR Holdco to pay its tax liabilities.

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

We believe the critical accounting policies that require the most significant estimates, assumptions and judgments to be used in the preparation of our consolidated financial statements are business combinations, revenue recognition in connection with mortgage default processing services, impairment of intangible assets and other long-lived assets, share-based compensation expense, income taxes, and accounts receivable allowances.

Business Combinations

We have acquired a number of businesses during the last several years, and we expect to acquire additional businesses in the future. In a business combination, we determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. The fair value of the acquisition is allocated to the acquired assets and assumed liabilities in amounts equal to the fair value of each asset and liability, and any remaining fair value of the acquisition is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable, finite-life intangible assets, such as mastheads, trade names and advertising, subscriber and other customer lists, are amortized on a straight-line basis over the intangible asset’s estimated useful life. The estimated useful life of amortizable identifiable intangible assets ranges from two to thirty years. Goodwill, as well as other intangible assets determined to have indefinite lives, is not amortized. Accordingly, the accounting for acquisitions has had, and will continue to have, a significant impact on our operating results.

During the year ended December 31, 2009, we applied business combination accounting to the following acquisitions: (1) the mortgage default processing and related services business of the Albertelli sellers, and (2) the acquisition of an 85.0% membership interest in DiscoverReady LLC. We have not yet completed the business combination accounting for DiscoverReady and, accordingly, our allocations are preliminary. See Note 2 to our consolidated financial statements included in this annual report on Form 10-K for more information about the application of business combination accounting to these acquisitions.

Revenue Recognition

We recognize mortgage default processing service revenues on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make significant estimates as to the appropriate length of the revenue recognition period and allocation of revenues within those periods. We base these estimates primarily upon our historical experience and our knowledge of processing cycles in each of the states in which we do business, as well as recent legislative changes which impact the processing period.

We record revenues recognized for services performed, but not yet billed, to our customers as unbilled services. As of December 31, 2009 and 2008, we recorded an aggregate $17.0 million and $13.6 million, respectively, as unbilled services and included these amounts in accounts receivable on our balance sheet.

Intangible Assets and Other Long-Lived Assets

We test our indefinite-lived intangible assets (which primarily includes goodwill) annually for impairment using a November 30 measurement date. We test all finite-life intangible assets and other long-lived assets, such as fixed assets, for impairment whenever circumstances or events indicate that it is more likely than not that the fair value of one of these assets is below its carrying value. Circumstances that could represent triggering events and therefore require an interim impairment test of goodwill or evaluation of our finite-life intangible assets or other long lived assets include the following: loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry, economic or regulatory changes or a significant decline in market capitalization. We have determined that there was no impairment during 2009.

We periodically evaluate the estimated economic lives and related amortization expense for our finite-life intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements, and current and projected cash flows. The determination of useful lives and whether long-lived assets are impaired includes the use of accounting estimates and assumptions, changes in which could materially impact our financial condition and operating performance if actual results differ from such estimates and assumptions. The amount of net income for the year ended December 31, 2009 would have been approximately $1.5 million higher if the actual useful lives of our finite-life intangible assets were 10% longer than the current lives and approximately $1.7 million lower if the actual useful lives of our finite-life intangible assets were 10% shorter than the current lives. During the year ended December 31, 2009, we did not revise any of the existing lives of our finite-life intangible assets.

At December 31, 2009, we had total indefinite-lived intangible assets of $222.6 million, including goodwill of $216.0 million. Goodwill was allocated to our four reporting units as follows: business information segment ($59.2 million); mortgage default processing services segment ($131.7 million) and from the two subsidiaries in our litigation support services segment, DiscoverReady ($17.3 million) and Counsel Press ($7.8 million).

The first step of our test for impairment of goodwill requires us to estimate the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying value. We determined the fair value of our reporting units using both a discounted cash flow approach and a comparative market approach. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The market approach provides indications of value based on market multiples for public companies involved in similar lines of business. The fair values derived from these valuation methods are then weighted to determine an estimated fair value for each reporting unit, which is compared to the carrying value of each reporting unit to determine whether impairment exists. We then compared the total values for all reporting units to our market capitalization as a test of the reasonableness of this approach.

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

In determining the fair values of our reporting units using the discounted cash flow approach, we considered our projected operating results for 2009 and then made a number of assumptions. These assumptions included those of market participants regarding future business plans, economic projections and market data as well as management estimates regarding future cash flows and operating results. The key assumptions we used in preparing our discounted cash flow analysis are (1) projected cash flows, (2) risk adjusted discount rate, and (3) expected long term growth rate. Under the discounted cash flow analysis, there was no impairment of our goodwill.

We based our comparative market approach on the valuation multiples (enterprise value divided by EBITDA) of a selected group of peer companies. We then used an average of these multiples to determine the fair value of each or our reporting units, which indicated no impairment of the goodwill of any of our reporting units under this approach.

The assumptions we used in determining our reporting units’ fair values are sensitive and any small variances in these assumptions could have a significant effect on the determination of impairment of our indefinite-lived intangible assets. Further, we cannot predict what future events may occur that could adversely affect the reported value of our indefinite-lived intangible assets. These events include, but are not limited to, any strategic decisions we may make in response to economic or competitive conditions affecting our reporting units and the effect of the economic and regulatory environment on our business. If we are required to take an impairment charge in the future, it could have a material effect on our consolidated financial statements. However, any such charge, if taken, will not have any impact on our ability to comply with the covenants contained in our current credit agreement because impairment charges are excluded from the calculation of EBITDA for purposes of meeting the fixed coverage and senior leverage ratios in that agreement and because there is no net worth minimum covenant. Future credit agreements may, however, contain covenants that may be impacted by such non-cash impairment charges.

Each of our reporting units passed step one of the impairment test, as their estimated fair values were in excess of their carrying values. Using an equal weighting of the discounted cash flow and comparative market approaches, which is consistent with prior years, our Business Information and Counsel Press reporting units’ fair values exceeded the respective carrying values by more than 100%. Because the Discover Ready reporting unit was acquired on November 2, 2009, we assumed that the change in the unit’s fair value to the November 30, 2009, measurement date was insignificant. The fair value of the Mortgage Default Processing Services reporting unit was in excess of its carrying value by $99.6 million, or 35.1%. The amount of goodwill allocated to this reporting unit is $131.7 million, representing 59.1% of our total indefinite-lived intangible assets. In our discounted cash flow approach, we have assumed that any foreclosure-related state or federal government and/or lender based programs would not have a material effect on our results of operations. If such legislative programs are enacted or lender based programs are expanded, there may be a delay or reduction in the number of mortgage default files that our customers send to us for processing and therefore a decline in cash flows. Such future reductions or delays in mortgage default file processing could have an impact on the estimated fair value under both approaches we used.

As a test of the reasonableness of the estimated fair values for our reporting units, as determined under both the discounted cash flow analysis and comparative market approach described above, we compared the aggregate weighted fair value for our reporting units under these approaches to the fair value of the company, as a whole. We computed the company’s fair value, as of November 30, 2009, by (1) multiplying: (a) the closing price for a share of our common stock as reported by the New York Stock Exchange ($11.75) by (b) the number of outstanding shares of our common stock, and (2) adding the amount of outstanding long-term debt, which was the only asset or liability that we did not allocate to a reporting unit; and (3) adding a control premium of 12%, which was based on control premiums paid on recent acquisitions of peer companies. We refer to this calculation as the “market capitalization approach.” We have applied a control premium to our market capitalization analysis because such premiums are typically paid in acquisitions of publicly traded companies. These control premiums represent the ability of an acquirer to control the operations of the business. Using the market capitalization approach described above, our company had an estimated fair value of $529.5 million, which exceeds the aggregate carrying value of our individual reporting units of $414.2 million. This confirmed the conclusion from our discounted cash flow and comparative market approaches discussed above that our indefinite-lived intangible assets were not impaired as of our measurement date.

After evaluating the results of each of these analyses, we believe that the discounted cash flow and comparative market approaches provide reasonable estimates of the fair value of our reporting units. We will continue to evaluate whether circumstances and events have changed, thereby requiring us to conduct an interim test of our indefinite-lived intangible assets (including goodwill) and other finite-life assets.

Share-Based Compensation Expense

Under our incentive compensation plan, we have reserved for issuance 2.7 million shares of common stock, of which approximately 0.7 million shares were available for grant as of December 31, 2009. Our incentive compensation plan provides for awards in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, deferred shares, performance units and other stock-based awards. We recognize all share-based payments to employees and non-employee directors, including grants of stock options and shares of restricted stock, based on the estimated fair value of the equity or liability instruments issued. We estimate the fair value of share-based awards that contain performance conditions using the Black-Scholes option pricing model at the grant date, with compensation expense recognized as the requisite service is rendered. We have not issued any market/performance based awards.

Prior to our initial public offering in August 2007, we issued a limited number of incentive stock options. These options are fully vested as of December 31, 2009, and expire in October 2016. The exercise price of these incentive stock options is $2.22 per share, and at December 31, 2009, there were 102,625 incentive stock options vested and unexercised. During 2009, holders of these options exercised 9,875 incentive stock options.

The following table summarizes activity related to non-qualified stock options issued to our non-employee directors, executive officers and management employees during each of the last three fiscal years.

	2009	2008	2007

Non-Qualified Stock Options
Granted	414,882	440,750	881,398
Weighted average exercise price	$12.51	$16.59	$14.60
Forfeited or cancelled	128,239	72,336	14,731
Exercised	—	—	—

We have used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the stock option awards that we issued, using the closing share price of our common stock on the grant date for all options issued subsequent to our initial public offering. In connection with our Black-Scholes option pricing model, we calculated the expected term of stock option awards by using the period over which we expect the option holder will hold the stock options. We estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. For stock options issued, we have assumed a five percent forfeiture rate for all awards issued to non-executive management employees and non-employee directors, and a zero percent forfeiture rate for all awards issued to executive management employees. We also made assumptions with respect to expected stock price volatility based on the average historical volatility of a select peer group of similar companies, or on a mix of the volatility of the price of our own common stock and that of these peer companies as we develop more trading history and therefore can begin to place more reliance on our stock price volatility. In addition, we chose to use the risk free interest rate for the U.S. Treasury zero coupon yield curve in effect at the time of grant for a bond with a maturity similar to the expected life of the options.

We used the following weighted average assumptions in the Black-Scholes option pricing model to estimate the fair value of the stock options we granted during each of the last three fiscal years:

	2009	2008	2007

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	48.0%	28.0%	28.0%
Risk free interest rate	2.0%	3.0 - 3.27%	3.39 - 4.60%
Expected term of options	4.75 years	4.75 years	4.75 years
Weighted average grant date fair value	$5.35	$4.89 - $5.42	$4.76

Our share-based compensation expense for all granted options for the years ended December 31, 2009, 2008 and 2007, was approximately $1.7 million, $1.3 million and $0.5 million, respectively, before income taxes. As of December 31, 2009, our estimated aggregate unrecognized share-based compensation expense for all unvested stock options was $4.1 million, which we expect to recognize over a weighted-average period of approximately 2.5 years.

Our incentive compensation plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. We determine the share-based expense for restricted stock awards based on the market price of our stock on the date of grant applied to the total number of shares that are anticipated to fully vest. For restricted stock issued, we have assumed a nine percent forfeiture rate on all restricted stock awards issued to non-management employees, a five percent forfeiture rate on all restricted stock awards issued to non-executive management employees, and a zero percent forfeiture rate on restricted stock awards issued to a limited number of executive employees. Compensation expense is amortized over the vesting period. We have issued 380,648 restricted shares of common stock under our incentive compensation plan. Of these shares of restricted stock, grantees have forfeited 62,516 shares through December 31, 2009. The forfeited shares of restricted stock are deemed to be issued but not outstanding, and are available for reissuance under our incentive compensation plan. The restricted shares that have been issued to non-executive management employees, as well as a limited number of executive employees, will vest in four equal annual installments commencing on the first anniversary of the grant date and the restricted shares issued to non-management employees vest in five equal installments commencing on the grant date and each of the first four anniversaries of the grant date.

Our share-based compensation expense for all restricted shares for the years ended December 31, 2009, 2008 and 2007 was approximately $0.9 million, $0.6 million, and $0.5 million, respectively, before income taxes. As of December 31, 2008, our estimated aggregate unrecognized share-based compensation expense for all unvested restricted shares was $2.2 million, which we expect to recognize over a weighted-average period of approximately 2.7 years.

Income Taxes

Income taxes are recognized for the following: (1) amount of taxes payable for the current year and (2) deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. The completion of these audits could result in an increase to amounts previously paid to the taxing jurisdictions. We are not currently being audited in any jurisdiction, although the state of New York has advised us that it will be opening for audit our state tax returns for 2006 through 2008. We do not expect the completion of this audit to have a material effect on our consolidated financial statements. During 2008, the IRS audited our federal tax returns for the years ended December 31, 2006 and 2005, resulting in the recording additional income tax expense of $0.1 million for the year ended December 31, 2008.

Accounts Receivable Allowances

We extend credit to our advertisers, public notice publishers, commercial printing customers and professional service customers based upon an evaluation of each customer’s financial condition, and collateral is generally not required. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. We believe that no significant concentration of credit risk exists with respect to our Business Information segment. We had a significant concentration of credit risk with respect to our mortgage default processing services segment as of December 31, 2009 because the amount due from the Barrett law firm was $13.4 million, or 23.4% of our consolidated net accounts receivable balance, of which we collected $10.5 million through February 2010. However, to date, we have not experienced any problems with respect to collecting payment from our law firm customers, each of whom are required to remit all amounts due to us pursuant to our services agreements with them.

We consider accounting for our allowance for doubtful accounts critical to our operating segments because of the significance of accounts receivable to our current assets and operating cash flows. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material effect on our financial statements. See “Liquidity and Capital Resources” below for information regarding our receivables, allowance for doubtful accounts and day sales outstanding.

New Accounting Pronouncements

See Note 1 of our audited consolidated financial statements included in this annual report on Form 10-K for information about new accounting pronouncements that we have adopted.

RESULTS OF OPERATIONS

The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Year Ended December 31,
	2009	% of Revenues	2008	% of Revenues	2007	% of Revenues

Revenues:
Professional Services Division	$172,535	65.6%	$99,496	52.4%	$67,015	44.1%
Business Information Division	90,382	34.4%	90,450	47.6%	84,974	55.9%

Total revenues	262,917	100.0%	189,946	100.0%	151,989	100.0%

Operating expenses:
Professional Services Division	130,281	49.6%	75,255	39.6%	47,106	31.0%
Business Information Division	69,056	26.3%	74,453	39.2%	67,813	44.6%
Unallocated corporate operating expenses	12,803	4.9%	11,667	6.1%	10,309	6.8%

Total operating expenses	212,140	80.7%	161,375	85.0%	125,228	82.4%
Equity in earnings of affiliates	4,615	1.8%	5,646	3.0%	5,414	3.6%

Operating income	55,392	21.1%	34,217	18.0%	32,175	21.2%
Interest expense, net	(7,206)	(2.7)%	(7,085)	(3.7)%	(7,284)	(4.8)%
Non-cash interest expense (income) related to interest rate swaps	1,134	0.4%	(1,388)	(0.7)%	(1,237)	(0.8)%
Non-cash interest expense related to redeemable preferred stock	—	—	—	—	(66,132)	(43.5)%
Other income (expense), net	3,847	1.5%	33	—	(8)	0.0%

Income (loss) before income taxes	53,167	20.2%	25,777	13.6%	(42,486)	(28.0)%
Income tax expense	(18,570)	(7.1)%	(9,209)	(4.8)%	(7,863)	(5.2)%

Net income (loss) before noncontrolling interest	34,597	13.2%	16,568	8.7%	(50,349)	(33.1)%
Less: Net income attributable to the redeemable noncontrolling interest	(3,784)	(1.4)%	(2,265)	(1.2)%	(3,685)	(2.4)%

Net income (loss) attributable to Dolan Media Company	$30,813	11.7%	$14,303	7.5%	$(54,034)	(35.5)%

Net income (loss) attributable to Dolan Media Company per share — basic and diluted	$1.03		$0.53		$(3.41)
Accretion of redeemable noncontrolling interest in NDeX	(0.31)		—		—

Net income (loss) attributable to Dolan Media Company common stockholders per share — basic and diluted	$0.72		$0.53		$(3.41)

Weighted average shares outstanding — basic	29,832		26,985		15,868
Weighted average shares outstanding — diluted	29,916		27,113		15,868

Year Ended December 31, 2009
Compared to Year Ended December 31, 2008

Revenues

	For the Years
	Ended
	December 31,
	2009	2008	Increase
	($’s in millions)

Total revenues	$262.9	$189.9	$73.0	38.4%

Our mortgage default processing services revenues accounted for the majority of the increase in our revenues, all of which came from acquired businesses (defined below), including $64.2 million in acquired revenues from Barrett-NDEx in 2009. An increase in public notice revenues of $7.0 million, along with $8.4 million in revenues from our fourth quarter acquisitions of DiscoverReady and Albertelli also contributed to our total increase in revenues for the period. These increased revenues were offset by a $6.1 million organic decline (defined below) in display and classified advertising revenues in our Business Information Division as a result of the local economic conditions in the markets we serve. Organic revenue at NDeX was relatively flat year-over-year, which was primarily caused by mortgage lender and loan servicer responses to recently enacted legislation in Michigan and Indiana as described in “Recent Developments — Regulatory Environment” above.

We derived 65.6% and 52.4% of our total revenues from our Professional Services Division and 34.4% and 47.6% of our total revenues from our Business Information Division for the years ended December 31, 2009 and 2008, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 57.6% and 44.5% of our total revenues in each of 2009 and 2008, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 8.0% and 7.9% of our total revenues in each of 2009 and 2008. This change in mix resulted primarily from the Barrett-NDEx acquisition in September 2008 and the Albertelli and DiscoverReady acquisitions in 2009, as well as general economic conditions in the markets our business information products serve. We expect that, in 2010, total revenues in our Professional Services division will continue to increase year-over-year and as a percentage of our total revenues, particularly those revenues in our litigation support services segment as a result of the acquisition of DiscoverReady on November 2, 2009.

We define organic revenue growth/decline as the net increase or decrease in revenue produced by: (1) businesses we owned and operated prior to January 1, 2008, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangibles we purchased on or after January 1, 2008, and integrated into our existing businesses; (3) fold-in acquisitions (defined below); and (4) acquired businesses (defined below) after we have owned and operated them for at least one year. We define “acquired businesses” as businesses we acquired after January 1, 2008, and that we account for as business combinations and report separately for internal financial purposes. We define “fold-in acquisitions” as businesses we acquired after January 1, 2008, and that we account for as business combinations, but do not report separately for internal financial purposes. Revenue growth/decline from acquired businesses is the net increase or decrease in revenues produced by our acquired businesses during the first twelve months we have owned and operated such acquired business. For example, we treat the revenues generated by Barrett-NDEx for the period January 1, 2009, through September 1, 2009, as “revenues from an acquired business”. We treat the revenues generated by Barrett-NDEx in periods after September 1, 2009, as “organic revenues.”

Operating Expenses

	For the Years
	Ended
	December 31,		Increase
	2009	2008	(decrease)
	($’s in millions)

Total operating expenses	$212.1	$161.4	$50.8	31.5%
Direct operating expense	95.9	68.0	27.8	40.9%
Selling, general and administrative expenses	89.7	74.3	15.5	20.8%
Break-up fee	—	1.5	(1.5)	Not meaningful
Depreciation expense	9.4	5.8	3.7	63.4%
Amortization expense	17.1	11.8	5.3	44.9%

Total operating expenses as a percentage of revenues decreased to 80.7% for the year ended December 31, 2009 from 85.0% for the year ended December 31, 2008.

Direct Operating Expenses.  The increase in direct operating expenses consisted of a $29.8 million increase in our Professional Services Division and a $1.9 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of this increase. Direct operating expenses as a percentage of total revenues increased to 36.5% for 2009, from 35.8% for 2008.

Selling, General and Administrative Expenses.  The increase in our selling, general and administrative expenses consisted of a $16.6 million increase in our Professional Services Division, a $3.8 million decrease in our Business Information Division and a $2.6 million increase in costs associated with our corporate operations as discussed below. The increase in operating expenses attributable to our corporate operations was primarily due to an increase in unallocated corporate insurance costs ($1.7 million), $0.5 million of which is attributable to a change we made in 2008 related to our medical self-insurance reserve to more closely reflect past claims history. In addition, in 2009, performance-based pay for our executive officers was $0.5 million higher than 2008 as a result of improved operating performance. Selling, general and administrative expense as a percentage of revenue decreased to 34.1% for 2009, from 39.1% for 2008. This is largely due to expense control efforts that have been put in place in our various businesses, as well as the significant increase in revenues recorded in our Professional Services Division in 2009 as a result of our acquisition of Barrett-NDEx.

Break-up Fee.  There was no break-up fee paid in 2009. In 2008, we paid $1.5 million to the sellers of a business we intended to acquire, but did not. We made this payment pursuant to our agreement with such sellers because we were unable to obtain debt financing on terms and timing that were satisfactory to us to close the acquisition. We have not entered into such break-up or termination agreements with other sellers of acquisition targets.

Depreciation and Amortization Expense.  Our depreciation expense increased due to increased levels of property and equipment in 2009, primarily as a result of the acquisitions of Barrett-NDEx and DiscoverReady, as well as other capital spending as discussed in “Liquidity and Capital Resources — Cash from Financing Activities” below. Our amortization expense increased primarily due to the amortization of finite-life intangible assets acquired in the acquisition of Barrett-NDEx as well as the DiscoverReady acquisition. Additionally, in 2009, we fully amortized that portion of the non-compete intangible asset attributable to Michael Barrett, a senior officer at Barrett-NDEx, as a result of his death in January 2009. This resulted in an additional $0.9 million of amortization expense.

Interest Expense, Net

	For the Years
	Ended
	December 31,
	2009	2008	Increase (decrease)
	($’s in millions)

Total interest expense, net	$7.2	$7.1	$0.1	1.7%
Interest on bank credit facility	5.1	6.1	(1.0)	(17.0)%
Cash interest expense on interest rate swaps	1.7	0.7	1.0	150.0%
Amortization of deferred financing fees	0.3	0.2	—	18.1%
Other	0.2	0.1	0.1	107.4%

Interest expense related to our bank credit facility decreased $1.0 million in 2009. For 2009, our average outstanding borrowings on our credit facility were $151.9 million compared to $101.8 million for 2008. However, our weighted average interest rate on those borrowings was significantly lower (2.8% at December 31, 2009 as compared to 4.3% at December 31, 2008), therefore resulting in lower interest expense. Cash interest incurred on our interest rate swaps increased as a result of interest rate changes.

Non-Cash Interest Income (Expense) Related to Interest Rate Swaps

	For the Years
	Ended
	December 31,
	2009	2008	Decrease
	($’s in millions)

Non-cash interest income (expense) related to interest rate swaps	$(1.1)	$1.4	$(2.5)	Not meaningful

Non-cash interest expense related to interest rate swaps increased as a result of a change in the estimated fair value of our interest rate swaps driven by interest rate changes in 2009. The estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet changed by $1.1 million, to a $1.5 million liability at December 31, 2009, from a $2.6 million liability at December 31, 2008.

Other Income (Expense), net

	For the Years
	Ended
	December 31,
	2009	2008	Increase
	($’s in millions)

Other income (expense), net	$3.8	$—	$3.8	Not meaningful

Other income (expense) net increased as a result of the $2.4 million gain recorded on the sale of our investment in GovDelivery in 2009, as well as the $1.5 net gain recorded related to the receipt of insurance proceeds on the company-owned life insurance of Michael C. Barrett, a senior officer of Barrett-NDEx, who passed away in January 2009. We used $0.5 million of these insurance proceeds to make a contribution to Southern Methodist University Dedman School of Law to establish a scholarship fund in his name. We netted this contribution against the gain recorded on the proceeds of the life insurance.

Income Tax Expense

	For the Years
	Ended
	December 31,
	2009	2008	Increase
	($’s in millions)

Income tax expense	$18.6	$9.2	$9.4	101.7%

Income tax expense increased in 2009 over 2008 primarily as a result of significantly higher income recorded in 2009, primarily as a result of the acquisition of Barrett-NDEx. Income tax expense for 2009, as a percentage of income before income taxes, was 34.9% compared to 35.7% for 2008. This was calculated including the income attributable to the noncontrolling interests in NDeX and DiscoverReady. The decrease in the effective tax rate from 2008 resulted primarily from the receipt of non-taxable life insurance proceeds paid in 2009 on the death of Michael Barrett, a senior officer at NDeX.

Because NDeX and DiscoverReady (our subsidiaries with a noncontrolling interest) operate as partnerships, their respective income before income taxes is not subject to federal taxation at the entity level. This results in an effective tax rate for 2009 that is lower than the effective tax rate that we would compute for Dolan Media Company, excluding income attributable to the noncontrolling interest. For year over year comparison purposes, we have provided the effective tax rate computed for Dolan Media Company, excluding income attributable to the noncontrolling interest, which was 37.3% for 2009 and 39.2% for 2008.

Professional Services Division Results

Revenues

	For the Years
	Ended
	December 31,
	2009	2008	Increase
	($’s in millions)

Total Professional Services Division revenues	$172.5	$99.5	$73.0	73.4%
Mortgage default processing service segment revenues	151.5	84.6	66.9	79.2%
Litigation support services segment revenues	21.1	14.9	6.1	40.9%

Professional Services Division revenues increased primarily due to the increase in mortgage default processing service segment revenues. Barrett-NDEx and the Albertelli acquisition added $64.2 million and $2.3 million in acquired revenues, respectively, in 2009. This increase was partially offset by a decline in mortgage default processing service segment revenues resulting from new legislation in Michigan and Indiana that took effect in July 2009. These legislative changes are described under “Recent Developments — Regulatory Environment,” above. While the Michigan legislation did not adversely impact the number of files sent to us for processing during the year (when compared to 2008), it did lengthen the time over which we recognize revenue from these files because it added steps to the foreclosure process. The Indiana legislation negatively impacted the files we processed for our Indiana law firm customer and corresponding revenue (when compared to 2008), because it delays the start of a foreclosure action, and thus the time when a file is sent to us for processing, for a period of at least 30 days. For the year ended December 31, 2009, we processed approximately 349,400 mortgage default case files compared to approximately 204,100 mortgage default case files that we processed for the year ended December 31, 2008. Barrett-NDEx accounted for approximately 199,400, or 57.1%, of the files we processed in 2009. Barrett-NDEx’s total file volume for 2008 was 172,500, which includes 58,000 files processed during the months that we owned them.

The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 72.4% and 63.5% of our mortgage default processing services segment and Professional Services Division revenues in 2009, respectively. For the same period in 2008, Trott & Trott, Feiwell & Hannoy, and the Barrett law firm each accounted for more than 10% of our mortgage default processing services segment and Professional Services Division revenues.

Litigation support services revenues increased $6.1 million in 2009, resulting from the acquisition of DiscoverReady in November 2009 and our entry into the discovery management and document review services line of business. We expect revenues from DiscoverReady to account for the majority of our litigation support services segment revenues in 2010.

Operating Expenses — Mortgage Default Processing Services

	For the Years
	Ended
	December 31,
	2009	2008	Increase
	($’s in millions)

Total operating expenses	$114.0	$63.4	$50.6	79.8%
Direct operating expense	60.3	33.4	27.0	80.9%
Selling, general and administrative expenses	34.9	19.5	15.3	78.5%
Depreciation expense	6.3	2.9	3.4	115.1%
Amortization expense	12.5	7.6	4.9	64.3%

Total operating expenses in this segment increased primarily as a result of the operating costs of Barrett-NDEx, which we acquired in September 2008. This added $46.3 million in operating expenses and accounted for $24.8 million of the increase in direct operating expenses, and $13.5 million of the increase in selling, general, and administrative expenses. Segment operating expenses (exclusive of the effects of the Barrett-NDEx acquisition) increased slightly over the prior year period due primarily to increased personnel and health insurance costs.

Amortization expense increased from the amortization of finite-life intangible assets associated with the acquisition of Barrett-NDEx, which added $4.5 million in amortization expense. Depreciation expense also increased as a result of the addition of the Barrett-NDEx assets.

Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased slightly to 75.3% for the year ended December 31, 2009 from 75.0% for the year ended December 31, 2008.

Operating Expenses — Litigation Support Services

	For the Years
	Ended
	December 31,
	2009	2008	Increase
	($’s in millions)

Total operating expenses	$16.3	$11.8	$4.4	37.5%
Direct operating expense	6.3	3.6	2.8	77.7%
Selling, general and administrative	8.3	7.0	1.3	18.3%
Depreciation expense	0.2	0.1	0.1	44.0%
Amortization expense	1.4	1.1	0.3	29.3%

Total operating expenses in our litigation support services segment increased primarily as a result of the operating costs of DiscoverReady, which we acquired in November 2009. Counsel Press’ direct and selling, general and administrative expenses were relatively flat in 2009 as compared to 2008. Amortization expense increased from the amortization of finite-life intangible assets associated with the acquisition of DiscoverReady. Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues decreased to 77.3% for the year ended December 31, 2009 from 79.2% for the year ended December 31, 2008.

Business Information Division Results

Revenues

	For the Years
	Ended
	December 31,
	2009	2008	Increase (decrease)
	($’s in millions)

Total Business Information Division Revenues	$90.4	$90.5	$(0.1)	(0.1)%
Display and classified advertising revenues	27.4	33.5	(6.1)	(18.2)%
Public notice revenues	48.4	41.5	7.0	16.8%
Circulation and other revenues	14.5	15.4	(1.0)	(5.9)%

Our display and classified advertising revenues (which include revenues from events) decreased primarily due to an approximate 17% decrease in the number of ads placed in our publications, which we believe was driven by the sluggish economy, as well as a decrease in the average price paid per classified and display ad across our publications. A decrease in the number and frequency of specialty publications and magazines published also contributed to the revenue decline.

Our public notice revenues increased due to an approximate 9% increase in the total number of public notice ads placed in our publications, most of which are foreclosure notices. Foreclosure notices tend to be larger ads, which we are generally required to publish multiple times and thus they generate more revenue than other types of public notice. Approximately 36% of this revenue increase was driven by the increased number of foreclosure notices placed in our Maryland publication. Last year, a change in public notice laws in Maryland delayed the timing of when foreclosure notices were placed in this publication.

Circulation and other revenues decreased due primarily to a decline in the number of paid subscribers between December 31, 2008 and December 31, 2009. As of December 31, 2009, our paid publications had approximately 61,600 subscribers, a decrease of approximately 5,200, or 7.8%, from total paid subscribers of approximately 66,800 as of December 31, 2008. The majority of this decrease in paid subscriptions over these periods resulted from fewer responses to new subscription campaigns and non-renewals of discounted bulk subscriptions at several law firms, which we believe is a result of a sluggish economy. We believe reader preference for online and web site access to our business journals, some of which we have offered at discounted rates or no fee, has also contributed to a decline in circulation and other revenues. Revenues lost from this decline in paid subscriptions were partially offset by an increase in the average price per paid subscription.

The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for over 10% of our Business Information Division’s revenues for the year ended December 31, 2009 and 2008. For the same period in 2008, the business information products we target to the Missouri and Minnesota markets each accounted for over 10% of our Business Information Division’s revenues.

Operating Expenses

	For the Years
	Ended
	December 31,
	2009	2008	Increase (decrease)
	($’s in millions)

Total direct and selling, general and administrative expenses	$69.1	$74.5	$(5.4)	(7.2)%
Direct operating expense	29.2	31.1	(1.9)	(6.2)%
Selling, general and administrative expenses	34.6	38.4	(3.8)	(9.8)%
Depreciation expense	2.0	1.8	0.2	10.8%
Amortization expense	3.2	3.1	0.1	3.2%

Direct operating expenses decreased primarily as a result of decreased production and distribution costs. These costs declined by $1.5 million primarily due to a reduction in the pages in our print publications, as well as the printing of fewer specialty publications and magazines and negotiating contract price reductions with our primary printing vendors. Business units also reduced their contract labor and freelance expenses as they relied more on in-house staff, thereby reducing direct operating expenses by $0.2 million. In addition, decreased headcount and lower commissions and performance-based pay, which resulted from lower display and classified advertising revenue, accounted for another $0.7 million of the decrease.

Selling, general and administrative expenses declined primarily as a result of a reduction in personnel expenses, relating to a reduced headcount and lower commission and performance-based payments ($1.5 million). A $0.9 million reduction in bad debt expense as a result of more focused collection efforts also contributed to this decrease. Partially offsetting these decreases was an increase in promotional spending as we maintain and build our brands in several of the markets we serve.

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 76.4% for the year ended December 31, 2009 from 82.3% for the year ended December 31, 2008, largely as a result of an increase in public notice revenues, which are higher margin revenues, and cost control efforts we implemented over the last four quarters.

Year Ended December 31, 2008
Compared to Year Ended December 31, 2007

Revenues

	For the Years
	Ended
	December 31,
	2008	2007	Increase
	($’s in millions)

Total revenues	$189.9	$152.0	$38.0	25.0%

The increase in total revenues consists of the following:

•	$32.6 million of revenues from businesses we acquired on or after January 1, 2007, which we refer to as “acquired businesses.” These revenues consisted of: (1) $0.7 million in revenues from the assets of Venture Publications (including the Mississippi Business Journal) acquired on March 30, 2007; (2) $2.1 million in revenues from the assets of Legal and Business Publishers (including The Mecklenburg Times) acquired on February 13, 2008; (3) $4.6 million in revenues from the mortgage default processing services business of Wilford & Geske acquired on February 22, 2008; and (4) $25.2 million in revenues from the Barrett-NDEx business acquired in September 2008. Acquired businesses do not include fold in acquisitions, which we define below.

•	$5.3 million of revenues from organic revenue growth, primarily from an increase in public notices placed with our Business Information products. We define organic revenue growth as the net increase in revenue produced by: (1) businesses we owned and operated prior to January 1, 2007, which we refer to as “existing businesses;” (2) customer lists, goodwill or other finite-life intangible assets we purchased on or after January 1, 2007, and integrated into our existing businesses; and (3) businesses that we account for as business combinations, but do not report separately for internal financial purposes, which we refer to as “fold in acquisitions.”

We derived 47.6% and 55.9% of our total revenues from our Business Information Division and 52.4% and 44.1% of our total revenues from our Professional Services Division for the years ended December 31, 2008 and 2007, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 44.5% and 34.1% of our total revenues for each of 2008 and 2007, respectively. Revenues from our litigation support services segment (also a part of our Professional Services Division) accounted for 7.9% and 9.9% of our total revenues for each of 2008 and 2007. This change in mix resulted from an increase in our Professional Services Division revenues, including a $32.7 million, or 62.9%, increase in mortgage default processing services revenues, the majority of which resulted from the acquisition of Barrett-NDEx, partially offset by an $8.4 million, or 25.5%, increase in public notice revenues in our Business Information Division.

Operating Expenses

	For the Years
	Ended
	December 31,
	2008	2007	Increase
	($’s in millions)

Total operating expenses	$161.4	$125.2	$36.1	28.9%
Direct operating expense	68.0	51.7	16.3	31.5%
Selling, general and administrative expenses	74.3	62.1	12.2	19.6%
Break-up fee	1.5	—	1.5	—
Depreciation expense	5.8	3.9	1.9	49.2%
Amortization expense	11.8	7.5	4.3	56.7%

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

Direct Operating Expenses.  The increase in direct operating expenses consisted of a $13.8 million increase in our Professional Services Division and a $2.6 million increase in our Business Information Division, which were largely due to increased operating costs due to acquisitions, particularly the acquisition of Barrett-NDEx, increased volumes in both divisions, and annual salary increases and other increased personnel costs recorded in the year ended December 31, 2008. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of this increase. Direct operating expenses as a percentage of revenue increased to 35.8% for 2008, from 34.0% for 2007.

Selling, General and Administrative Expenses.  The increase in our selling, general and administrative expenses consisted of a $9.1 million increase in our Professional Services Division and a $3.6 million increase in our Business Information Division, which are discussed in more detail below under “Professional Services Division Results” and “Business Information Division Results.” These increases primarily relate to increased costs of operating acquired businesses and other increased personnel costs, including $1.0 million of additional stock-based compensation expense recorded in 2008. Selling, general and administrative expenses also increased in 2008 as a result of $1.5 million of expenses we incurred in connection with being a public company, including expenses in connection with our Sarbanes-Oxley compliance activities (including the first audit by our accountants of our internal controls) and increased salary expenses for new employees. Selling, general and administrative expense as a percentage of revenue decreased slightly to 39.1% for 2008 from 40.9% for 2007.

Break-up fee.  Break-up fee increased by $1.5 million during the year ended December 31, 2008, as a result of a payment of $1.5 million to the sellers of a business we intended to acquire. We made this payment pursuant to our agreement with such sellers because we were unable to obtain debt financing on terms and timing that were satisfactory to us to close the acquisition.

Depreciation and Amortization Expense.  Our depreciation expense increased due to increased levels of property and equipment in 2008, primarily as a result of the acquisition of Barrett-NDEx, as well as other capital spending as discussed in “Liquidity and Capital Resources — Cash from Financing Activities” below. Our amortization expense increased primarily due to the amortization of finite-life intangible assets acquired in our 2008 acquisitions, as well as the repurchase of interests in NDeX from our minority members in November 2007.

Interest Expense, Net

	For the Years
	Ended
	December 31,
	2008	2007	Increase (decrease)
	($’s in millions)

Total interest expense, net	$7.1	$7.3	$(0.2)	(2.7)%
Interest on bank credit facility	6.1	5.8	0.3	4.4%
Cash interest expense (income) on interest rate swaps	0.7	(0.1)	0.8	—
Amortization of deferred financing fees	0.2	1.2	(1.0)	(82.2)%
Other	0.1	0.4	(0.3)	(68.4)%

Interest expense related to our bank credit facility increased in 2008 due to increased average outstanding borrowings on our credit facility. For 2008, our average outstanding borrowings were $101.8 million compared to $75.1 million for 2007. Debt was reduced in 2007 by $30 million in proceeds from our initial public offering. In 2008, outstanding borrowings increased to finance acquisitions, most notably NDeX’s acquisition of Barrett-NDEx in September. Cash interest incurred on our interest rate swaps increased $0.8 million resulting from declining interest rates in 2008. These increases were offset by a decrease of $1.0 million in interest expense related to the amortization of deferred financing fees. In 2007, we incurred an expense of $0.6 million related to the write-off of deferred financing fees in connection with the former credit facility, and $0.4 million in connection with the write off of the unaccepted issuance costs on series C preferred stock. The decrease in other interest primarily resulted from lower interest accreted on the non-interest bearing note incurred in connection with our acquisition of the mortgage default processing services business of Feiwell & Hannoy in January 2007.

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

Our income tax expense increased because of greater taxable income recorded in 2008. Our income tax expense, as a percentage of income before taxes (which includes income relate to our noncontrolling interest) was 35.7% in 2008 compared to 18.5%, in 2007. The change in our effective tax rate from 2007 to 2008 primarily resulted from the non-cash interest expense that we recorded for dividend accretion and the change in the fair value of our series C preferred stock of $66.1 million, which was not deductible for tax purposes.

Professional Services Division Results

Revenues

	For the Years
	Ended
	December 31,
	2008	2007	Increase (decrease)
	($’s in millions)

Total Professional Services Division revenues	$99.5	$67.0	$32.5	48.5%
Mortgage default processing services segment revenues	84.6	51.9	32.7	62.9%
Litigation support services segment revenues	14.9	15.1	(0.2)	(1.1)%

Professional Services Division revenues increased primarily due to the acquisition of the business of Barrett-NDEx on September 2, 2008. Barrett-NDEx contributed $25.2 million of the increase in mortgage default processing services revenues in 2008. Additionally, revenues from NDeX’s mortgage default processing service business that we acquired from Wilford & Geske in February 2008 added $4.7 million in revenues during the year ended December 31, 2008. The balance of the increase in mortgage default processing and services revenues is a result of a slight increase in the number of mortgage default case files processed in the year ended December 31, 2008 over 2007 for our other two customers and an increase in the fee per file we charged to Trott & Trott and Feiwell & Hannoy. For the year ended December 31, 2008, we processed approximately 204,100 mortgage default case files for our customers (approximately 70,800 of which were processed by businesses we acquired in 2008). This is compared with approximately 129,200 mortgage default case files that we processed for the year ended December 31, 2007.

The Barrett law firm, Trott & Trott and Feiwell & Hannoy each accounted for more than 10% of our Professional Services Division revenues in 2008. During 2007, Trott & Trott and Feiwell & Hannoy each accounted for more than 10% of our Professional Services Division revenues.

In 2008 and 2007, litigation support services segment revenues consisted solely of appellate services from Counsel Press. A slight decrease in the number of appellate filings in 2008 as compared to 2007 (approximately 8,700 in 2008 compared to approximately 8,800 in 2007) resulted in a decrease in these revenues of $0.2 million, or 1.1%. Counsel Press’s entry into the Chicago market in July 2008 partially offset this decrease in appellate filings in other markets where we do business.

Operating Expenses — Mortgage Default Processing Services

	For the Years
	Ended
	December 31,
	2008	2007	Increase
	($’s in millions)

Total operating expenses	$63.4	$35.5	$27.9	78.7%
Direct operating expense	33.4	19.4	13.9	71.8%
Selling, general and administrative expenses	19.5	10.8	8.7	80.2%
Depreciation expense	2.9	1.8	1.2	67.0%
Amortization expense	7.6	3.5	4.1	118.8%

Direct operating expenses increased primarily from the business of Barrett-NDEx acquired on September 2, 2008, which accounted for $10.5 million of the total increase. Also, the mortgage default processing business acquired from Wilford & Geske in February 2008 added $1.3 million in direct operating expenses. Other NDeX personnel expenses increased primarily as a result of adding staff in the first and second quarter of 2008 in connection with an increase in the number of files processed during those quarters, and, to a lesser extent, overall annual salary increases. Selling, general and administrative expenses increased primarily due to the inclusion of $7.2 million and $1.0 million of costs associated with operating the business of Barrett-NDEx and the mortgage default processing services business of Wilford & Geske acquired in September and February 2008, respectively, the write off of $0.2 million in professional fees incurred in connection with evaluating a potential acquisition that we stopped pursuing in the first quarter of 2008, and, to a lesser extent, increases in overall wage costs and health insurance costs. These increases were partially offset by decreases in bonuses paid in 2008 as compared to 2007 and the reclassification of Michigan business tax from operating expense to income tax expense as a result of Michigan tax law changes in 2008.

Amortization expense increased due to the amortization of finite-life intangible assets associated with the acquisition of Barrett-NDEx in September 2008 and the mortgage default processing services business of Wilford & Geske in February 2008, as well as our purchase of ownership interests in NDeX from its minority members in November 2007. Depreciation expense increased as a result of depreciable assets associated with the acquisition of Barrett-NDEx in September 2008.

Total operating expenses attributable to our mortgage default processing services segment as a percentage of such revenue increased to 75.0% for the year ended December 31, 2008 from 68.4% for the year ended December 31, 2007. This increase is primarily attributable to Barrett-NDEx, which has a higher mix of direct operating expenses to revenue than our historical Professional Services Division.

Operating Expenses — Litigation Support Services

	For the Years
	Ended
	December 31,
	2008	2007	Increase (decrease)
	($’s in millions)

Total operating expenses	$11.8	$11.6	$0.2	1.8%
Direct operating expense	3.6	3.8	(0.2)	(5.1)%
Selling, general and administrative expenses	7.0	6.6	0.4	5.9%
Depreciation expense	0.1	0.2	—	(19.6)%
Amortization expense	1.1	1.0	—	4.6%

Total operating expenses in our litigation support services segment were relatively flat for 2008 as compared to 2007.

Total operating expenses attributable to this segment as a percentage of such revenue increased slightly to 79.2% for the year ended December 31, 2008 from 76.9% for the year ended December 31, 2007, resulting from slightly lower revenue in 2008 as compared to 2007.

Business Information Division Results

Revenues

	For the Years
	Ended December 31,
	2008	2007	Increase (decrease)
	($’s in millions)

Total Business Information Division Revenues	$90.5	$85.0	$5.5	6.4%
Display and classified advertising revenues	33.5	35.6	(2.0)	(5.7)%
Public notice revenues	41.5	33.0	8.4	25.5%
Circulation and other revenues	15.4	16.4	(0.9)	(5.7)%

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

Circulation and other revenues decreased primarily as a result of our decision to downscale the commercial printing services provided by our press operations so that we can focus on the printing of our own publications. Revenues from subscriptions were relatively flat between 2007 and 2008 despite a decline in the number of paid subscribers between December 31, 2007, and December 31, 2008. As of December 31, 2008, our paid publications had approximately 66,800 subscribers (including approximately 1,100 paid subscribers from the acquisition of The Mecklenburg Times from Legal and Business Publishers, Inc. in February 2008), a decrease of approximately 4,900, or 6.8%, from total paid subscribers of approximately 71,700 as of December 31, 2007. The majority of this decrease in paid subscribers over these periods continues to be a result of: (1) non-renewals of discounted bulk subscriptions at several law firms and (2) a decline in Lawyers USA renewals of first-year subscribers. Revenues we lost from the decline in paid subscribers were offset by bulk subscriptions converting to lower paid subscriber numbers at higher rates, increased single-copy sales and an increase in the average price per paid subscription.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, sales of our equity securities, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of December 31, 2009 and 2008, as well as cash flows for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	As of December 31,
	2009	2008

Cash and cash equivalents	$2,894	$2,456
Working capital (deficit)	(21,067)	(12,588)
Long-term debt, less current portion	137,960	143,450

	Years Ended December 31,
	2009	2008	2007

Net cash provided by operating activities	$61,249	$34,451	$27,259
Net cash used in investing activities:
Acquisitions and investments	(56,878)	(182,423)	(32,977)
Capital expenditures	(3,050)	(6,601)	(7,281)
Net cash (used) provided by financing activities	(4,549)	155,583	13,429

Cash Flows Provided by Operating Activities

The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.

Net cash provided by operating activities for the year ended December 31, 2009 increased $26.8 million, or 77.8%, to $61.2 million from $34.5 million for the year ended December 31, 2008. This increase was primarily the result of improved net income, largely as a result of the acquired business of Barrett-NDEx in September 2008.

Net cash provided by operating activities for the year ended December 31, 2008 increased $7.2 million, or 26.4%, to $34.5 million from $27.3 million for the year ended December 31, 2007. This increase was primarily the result of improved operating results in 2008 as compared to 2007, including those from our acquisition of Barrett-NDEx, which we acquired in September 2008.

Working capital (deficit) increased $8.4 million, or 67.4%, to $(21.1) million at December 31, 2009, from $(12.6) million at December 31, 2008, resulting primarily from increases in the current portion of our long-term debt, partially as a result of (1) the $8.0 million note payable we recorded in connection with our purchase of a 5.1% interest in NDeX on December 31, 2009, (2) an increase in accounts payable and accrued liabilities relating to the reclassification from cash to accounts payable of outstanding checks in excess of bank balances at December 31, 2009, and (3) the recording of amounts payable to the Albertelli sellers in connection with the earnout liability and deferred seller financing. These increases were partially offset by an increase in accounts receivable in 2009 as a result of revenues generated in the Professional Services Division in both segments, as well as the addition of accounts receivable balances recorded on DiscoverReady, which we did not have at the end of 2008.

Working capital (deficit) increased $7.1 million, or 130.6%, to $(12.6) million at December 31, 2008, from $(5.5) million at December 31, 2007, resulting primarily from significant changes in current assets and current liabilities as a result of the Barrett-NDEx business. Because NDeX provides mortgage foreclosure processing services directly to loan servicers for loans in California, we presented approximately $21.6 million in liabilities and $7.2 million in unbilled receivables on our balance sheet pertaining to certain “pass-through” expenses, such as trustee sale guarantees, title policies, and post and publication charges, at December 31, 2008. These items are shown separately on the balance sheet. In other states in which we process mortgage default files, our law firm customers carry these pass-through expenses on their books.

The increase in accounts receivable from December 31, 2008 to December 31, 2009, as well as from December 31, 2007 to December 31, 2008, was primarily attributable to increased sales and accounts receivable of our acquired companies during those periods. Our allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of December 31, 2009 and 2008 is set forth in the table below:

	December 31,
	2009	2008

Allowance for doubtful accounts as a percentage of gross accounts receivable	1.9%	3.5%
Days sales outstanding	68.5	62.6

The decrease in allowance for doubtful accounts as a percentage of gross accounts receivable is primarily a result of the addition of receivables from the Barrett law firm for which no allowance for doubtful accounts is carried. No allowance is carried on this account because, to date, we have not experienced any problems with respect to collecting payment from the Barrett law firm. Additionally, focused collection efforts across our Business Information operating units have resulted in a decrease in the estimated reserves.

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. In calculating our DSO for the year ended December 31, 2009, we excluded the effect that the Albertelli and DiscoverReady acquisitions had on our total days sales outstanding as the inclusion of the DSOs attributable to these businesses make comparison to prior year periods not meaningful. Our DSO increased significantly from December 31, 2008 to December 31, 2009, primarily because the number of billed files from our Texas and California operations as well as the number of unbilled pass-through costs related to our California operations grew, increasing accounts receivable from that operation. Our DSO increased from December 31, 2007 to December 31, 2008, for the following reasons: (1) we extended the payment terms with Trott & Trott in the first quarter of 2008 from 30 days to 45 days in connection with an increase to the per file fee we charge Trott & Trott, (2) unbilled revenue carried on the books of Barrett-NDEx, which we acquired on September 2, 2008; and (3) increased public notices, which have longer payment terms.

We own 35.0% of the membership interests in Detroit Legal Publishing, LLC, or DLNP, the publisher of Detroit Legal News, and received distributions of $5.6 million, $7.0 million and $5.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows Used by Investing Activities

Net cash used by investing activities decreased $132.7 million, to $56.3 million in 2009 from $188.9 million in 2008. Uses of cash in both periods pertained to acquisitions, capital expenditures and purchases of software. Cash paid for acquisitions totaled $56.9 million for the year ended December 31, 2009, and $182.4 million for the year ended December 31, 2008. Acquisition spending in 2009 related to earnouts paid in connection with businesses we acquired in 2008, including $13.0 million related to Barrett-NDEx, an additional investment made in GovDelivery, and, most notably, the Albertelli and DiscoverReady acquisitions, discussed in “Recent Acquisitions” above. Cash flows used by investing activities were offset by $3.6 million in proceeds we received on the sale of our investment in GovDelivery in December 2009. Capital expenditures and purchases of software were approximately $3.1 million in 2009. About 27% of our capital spending in 2009 related to office moves and related expenditures and a building restoration project at one of our facilities, as well as upgrading our press equipment at our printing facilities, and another 26% related to spending on various technology enhancements. The remainder of our capital expenditure spending in 2009 was used to acquire various equipment, software and furniture for our operating units. We expect our capital expenditures to account for between 2.5% and 3.5% of our total revenues in 2010, including a new voice over internet protocol telephone system for three of our NDeX operations.

Net cash used by investing activities increased $148.8 million, to $188.9 million in 2008 from $40.1 million in 2007. Uses of cash in both periods pertained to acquisitions, capital expenditures and purchases of software. Cash paid for acquisitions totaled $182.4 million for the year ended December 31, 2008 and $33.0 million for the year ended December 31, 2007. Capital expenditures and purchases of software were approximately $6.6 million and $7.3 million in 2008 and 2007, respectively. Nearly 50% of our total capital spending in 2008 pertained to five projects: (1) a new voice over internet protocol telephone system ($0.5 million); (2) spending on our proprietary case management software in Indiana ($0.5 million); (3) build-out and furniture for our new corporate offices in Minneapolis ($0.8 million); (4) build-out and equipment for expanded NDeX office space in Texas ($0.7 million); and (5) spending on Payment Allocation and Claims Tracking and our multi-state software for NDeX ($0.7 million). The remainder of our capital expenditure spending in 2008 was used to acquire various equipment, software and furniture for our operating units.

Finite-life intangible assets decreased $61.2 million, or 24.0%, to $193.7 million at December 31, 2009 from $254.9 million at December 31, 2008. The change in the finite-life intangible assets resulted primarily from the completion of the valuation of the assets acquired in the Barrett-NDEx acquisition and the reclassification of amounts previously recorded as finite-life intangible assets. These assets, which were originally recorded in connection with the Barrett-NDEx acquisition, were changed in connection with the completion of the valuation of the acquired assets in the third quarter of 2009. See “Recent Acquisitions,” above for a discussion of these changes. Partially offsetting this decrease was an increase in finite-life intangible assets as a result of the Albertelli and DiscoverReady acquisitions, adding $14.3 million and $16.7 million, respectively, in finite-life intangible assets in 2009.

Finite-life intangible assets increased $166.0 million, or 186.6%, to $254.9 million at December 31, 2008 from $88.9 million at December 31, 2007. This increase resulted from the addition of finite-life intangible assets acquired as part of the acquisition of the assets of Legal and Business Publishers, Inc. ($3.8 million), NDeX’s acquisition of the mortgage default processing services business of Wilford & Geske ($13.6 million), and, most notably, NDeX’s acquisition of Barrett-NDEx ($159.0 million). These items were partially offset by increased amortization expense. At that time, our purchase price allocation for Barrett-NDEx was still preliminary.

Indefinite-lived intangible assets, including goodwill, increased $103.6 million, or 87.1%, to $222.6 million at December 31, 2009 from $119.0 million at December 31, 2008. This change resulted primarily from the completion of the valuation of the assets acquired in the Barrett-NDEx acquisition (See “Recent Acquisitions” above for more information about the completion of this purchase price allocation). In addition, we recorded $13.0 million (which was paid in 2009) as an adjustment to goodwill because Barrett-NDEx satisfied the earnout target as more fully described in “Recent Acquisitions” above. Also, the Albertelli and DiscoverReady acquisitions added $2.2 million and $17.3 million of goodwill, respectively.

Indefinite-lived intangible assets, including goodwill, increased $39.9 million, or 50.5%, to $119.0 million at December 31, 2008 from $79.0 million at December 31, 2007. This increase was due to goodwill related to an earnout paid in the second quarter in connection with the acquisition of Venture Publications ($0.6 million), and NDeX’s acquisition of Barrett-NDEx ($39.3 million).

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

Net cash provided (used) by financing activities changed from cash provided of $155.6 million in 2008 to cash used of $(4.5) million in 2009. In 2009, our financing activities were limited primarily to making scheduled debt payments on our senior credit facility of $10.3 million and a $1.8 million payment on an unsecured note payable, and net borrowings under our revolving credit facility of $8.0 million, primarily used to fund acquisition spending. Long-term debt, less current portion, decreased $5.5 million to $138.0 million as of December 31, 2009. The current portion includes an $8.0 million note payable to the Trott sellers in connection with our acquisition of a portion of their respective interest in NDeX.

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

On August 7, 2007, we used $30.0 million of net proceeds from our initial public offering to repay a portion of the outstanding principal balance of the variable term loans outstanding under our existing credit facility. The remaining balance of the variable term loans and outstanding revolving loans, plus all accrued interest and fees thereon, was converted to $50.0 million of term loans under the term loan facility and approximately $9.1 million of revolving loans under the revolving credit facility. In 2008, we drew an aggregate $101.0 million, net, of revolving loans to fund the acquisition of businesses we acquired in 2008, including Barrett-NDEx, and for general working capital purposes. In 2008, we converted $110 million of these revolving loans, which included the opening balance of $9.0 million plus net new borrowings of $101.0 million, to term loans in accordance with the terms of our credit facility. In 2009, we drew an aggregate $8.0 million, net, of revolving loans to fund the acquisition of businesses we acquired in 2009, along with other payments due to the sellers of businesses we acquired in 2008, and for general working capital purposes.

As of December 31, 2009, we had $143.5 million outstanding under our term loan, and $8.0 million outstanding under our revolving variable-rate notes and available capacity of approximately $32.0 million, after taking into account the senior leverage ratio requirements under the credit agreement. We expect to use the remaining availability under our credit facility, if needed, for working capital and other general corporate purposes, including the financing of other acquisitions.

In the third quarter of 2008, we amended our credit facility with U.S. Bank and the syndicate of lenders who are party to our second amended restated credit facility. Specifically, the amendment, which was entered in connection with our acquisition of Barrett-NDEx, (1) reduced the senior leverage ratio we and our consolidated subsidiaries are required to maintain as of the last day of each fiscal quarter from no more than 4.50 to 1.00 to no more than 3.50 to 1.00 and (2) increased the interest rate margins charged on the loans under the credit facility to up to 1.0%. In connection with this amendment, we paid the lenders approximately $0.3 million in fees. In the fourth quarter of 2009, we entered into a second amendment to our credit agreement with U.S. Bank and the syndicate of bank lenders under the terms of which such lenders consented to our acquisition of DiscoverReady (described in “Recent Acquisitions” above). There were no changes to material terms of the credit agreement under this amendment. In connection with this amendment, we paid the lenders approximately $0.5 million in fees.

Our credit agreement permits us to elect whether outstanding amounts under the term loan facility and the revolving credit facility accrue interest based on the prime rate or LIBOR as determined in accordance with the second amended and restated credit agreement, in each case, plus a margin that fluctuates on the basis of the ratio of our total liabilities to pro forma EBITDA. Since amending our credit facility in July 2008, the margin on the prime rate loans may fluctuate between 0% and 1.25% and the margin on the LIBOR loans may fluctuate between 2.0% and 3.25%. At December 31, 2009, the weighted average interest rate on our senior term note was 2.8%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals.

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

At December 31, 2009, our credit agreement also required that, as of the last day of any fiscal quarter, we not permit our senior leverage ratio to be more than 3.50 to 1.00 and our fixed charge coverage ratio to be less than 1.20 to 1.00. This senior leverage ratio represents, for any particular date, the ratio of our outstanding indebtedness (less our subordinated debt and up to a specified amount of our cash and cash equivalents) to our pro forma EBITDA, calculated in accordance with our second amended and restated credit agreement, for the four fiscal quarters ended on, or most recently ended before, the applicable date. Our fixed charge coverage ratio, for any particular date, is equal to the ratio of (1) our adjusted EBITDA, calculated in accordance with our second amended and restated credit agreement (less income taxes paid in cash, net capital expenditures paid in cash, and certain restricted payments paid in cash), to (2) interest expense plus principal payments on account of the term loan facility and our interest bearing liabilities plus all payments made pursuant to non-competition or consulting fees paid by us in connection with acquisitions, for the four fiscal quarters ended on, or most recently ended before, the applicable date. If we are required to take an impairment charge to our goodwill in the future, we do not expect that charge to impact our ability to comply with the covenants contained in our credit agreement because impairment charges are excluded from the calculation of EBITDA for purposes of meeting the fixed coverage and senior leverage ratios and because there is no net worth minimum covenant.

Future Needs

We expect that cash flow from operations, supplemented by short and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements, along with our payment obligations to the former members of APC Investments in connection with our purchase of their ownership interest in NDeX and to Feiwell & Hannoy in connection with the exercise of its put right, both as described in “Recent Developments — Increase in our Ownership in NDeX.” However, our ability to generate sufficient cash flow in the future could be adversely impacted by regulatory, lender and other responses to the mortgage crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments — Regulatory Environment” earlier in this annual report.

We plan to continue to develop and evaluate potential acquisitions to expand our product and service offerings and customer base and enter new geographic markets. We intend to fund these acquisitions over the next twelve months with funds generated from operations and borrowings under our credit facility. We may also need to raise money to fund these acquisitions, as we did for the acquisition of Barrett-NDEx, through the sale of our equity securities or additional debt financing, including takedowns under our $200 million shelf registration statement declared effective by the SEC on January 27, 2010.

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

Contractual Obligations

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and other contingent commitments, as of December 31, 2009. Actual payments in future periods may vary from those reflected in the table.

	Less than			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)

Long-term debt(1)	$19,905	$53,342	$91,171	$—	$164,418
Revolving note(2)	—	—	9,192	—	9,192
Holdback, deferred cash payments, and earn outs payable — Albertelli sellers(3)	5,000	7,000	—	—	12,000
Capital leases	282	273	—	—	555
Operating leases(4)	6,245	9,708	4,739	6,441	27,133
Notes payable on purchase of noncontrolling interest in NDeX from Trott sellers(5)	10,556	2,671	—	—	13,227
Noncontrolling interest put right in NDeX(6)	1,235	3,640	8,913	3,122	16,910
Noncontrolling interest put right in DiscoverReady(7)	58	546	4,192	1,487	6,283
Holdback and earn out payment — Midwest Law Printing(8)	75	75	—	—	150

	$43,356	$77,255	$118,207	$11,050	$249,868

(1)	Consists of principal and interest payments due to U.S. Bank and the syndicate of lenders, who are holders of our term loan, and assumes the amount outstanding as of December 31, 2009, remains outstanding until maturity and further assumes an interest rate until the maturity date equal to 4.5% per annum.

(2)	Consists of principal and interest payments due to U.S. Bank and the syndicate of lenders, who are holders of our revolving notes, and assumes the amount outstanding as of December 31, 2009, remains outstanding until maturity and further assumes an interest rate until the maturity date equal to 4.5% per annum.

(3)	In connection with our acquisition of the mortgage default processing and related services business of the Albertelli sellers on October 1, 2009, we held back $1.0 million to secure the Albertelli sellers’ obligations under the asset purchase agreement (including payment of any indemnification claims and working capital adjustments) and are obligated to pay to the Albertelli sellers an additional $2.0 million in equal installments of $1.0 million on each of October 1, 2010 and 2011. In addition, we may be obligated to pay the Albertelli sellers up to an additional $9.0 million in three annual installments of up to $3.0 million each. The amount of these annual cash payments will be based upon the adjusted EBITDA for the acquired mortgage default processing and related services business during the twelve calendar months ending on each of September 30, 2010, 2011, and 2012. For purposes of this table, we have assumed that the adjusted EBITDA of the acquired business satisfies the targets set forth in the asset purchase agreement for each measurement period.

(4)	We lease office space and equipment under certain noncancelable operating leases that expire in various years through 2019. Lease terms generally range from 5 to 10 years with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for no cancelable operating leases.

(5)	Under a common units purchase agreement dated December 31, 2009, we acquired an aggregate 71,230 common units in NDeX from the Trott sellers (who are the former members of APC Investments, LLC), and agreed to pay, in part, an aggregate $8.0 million in cash, $4.0 million of which we paid to the Trott sellers on January 4, 2010. We are obligated to pay the remaining $4.0 million in equal monthly installments of $1.0 million beginning on the first business day of February 2010.

In early January 2010, we entered into a second common units purchase agreement with the Trott sellers to acquire an aggregate 33,675 common units in NDeX, representing their remaining membership interest in NDeX, for an aggregate $5.0 million. Under this agreement, we are obligated to pay $2.0 million of the purchase price two equal installments of $1.0 million on each of June 1, 2010 and July 1, 2010. We will pay the remaining $3.0 million in 29 equal monthly installments beginning August 1, 2010. Interest will accrue on any portion of the $3.0 million principal amount remaining at a rate of 4.25%, beginning on January 5, 2010. Interest on the principal balance is computed on the basis of actual days elapsed and a 360 day year.

Amounts in the table above include the actual payments we are obligated to make in connection with each of the two common unit purchase agreements we entered with the Trott sellers.

(6)	Each of the minority members of NDeX has the right to require NDeX to repurchase all or any portion of the NDeX membership interest held by them. To the extent any minority member of NDeX timely exercises this right, the purchase price would be based upon 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would be payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.

At December 31, 2009, the put right of both Feiwell & Hannoy and the Trott sellers (as the members of APC Investments) was exercisable until February 7, 2010. Feiwell & Hannoy timely exercised its put right and amounts in the table reflect the actual amounts that we are obligated to pay to Feiwell & Hannoy in connection with the redemption of its membership interest in NDeX. The put right of the Trott sellers terminated when we acquired their remaining membership interest in NDeX on January 4, 2010. As discussed in footnote 5 above, the actual payments that we owed to the Trott sellers for the purchase of their interest in NDeX are instead set forth in the table under the caption “Notes payable on purchase of noncontrolling interest in NDeX from the Trott Sellers.”

The put right for the sellers of Barrett-NDEx (who held 6.1% of the outstanding membership interest in NDeX, in the aggregate at December 31, 2009) is exercisable for a period of six months following September 2, 2012.

Their percentage ownership in NDeX, in the aggregate, changed to 6.2% in connection with our redemption of Feiwell & Hannoy’s interest in the first quarter of 2010, as described above.

With respect to the put right of the sellers of Barrett-NDEx, it is not possible to provide the exact amount NDeX might be obligated to pay if the sellers of Barrett-NDEx were to exercise this right at such time. The amount we have disclosed in the table is provided as an example of the purchase price that would be payable by NDeX in the form of unsecured notes if (x) all of the sellers of Barrett-NDEx exercise their right in full to require NDeX to repurchase their membership interest and (y) NDeX’s pro forma EBITDA for the twelve months ending on the repurchase date and interest-bearing indebtedness outstanding on the repurchase date were equal to those amounts as of December 31, 2009, which were $59.0 million and $167.2 million, respectively. These amounts would be payable over three years after the exercise date and would accrue interest at a rate equal to prime plus 2%, which (using the prime rate as of December 31, 2009) is reflected in the amounts set forth in the table. These amounts are being provided for informational purposes only and may not be representative of the actual amount NDeX may be obligated to pay in connection with the put right of the sellers of Barrett-NDEx.

(7)	DR Holdco has the right, for a period of ninety days following November 2, 2012, to require DiscoverReady to repurchase all of its equity interest in DiscoverReady. During that same period, we also have the right to require DR Holdco to sell all or a portion its equity interest in DiscoverReady to us. If either of these rights are timely exercised, we would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under the following circumstances: An individual seller of DiscoverReady, except Parkhill Mays, may require DiscoverReady to repurchase the portion of DR Holdco’s interest in DiscoverReady that he beneficially owns if he is terminated without cause or quits for good reason prior to the expiration of his employment agreement. If we terminate any individual seller of DiscoverReady for cause or if such seller quits without good reason, we can require DR Holdco to sell to us the portion of its interest in DiscoverReady that reflects such seller’s beneficial interest in us. The purchase price for that portion of the equity interest repurchased or sold if these rights are exercised will be based on fair market value. With respect to Parkhill Mays, DiscoverReady will repurchase that portion of DR Holdco’s interest in DiscoverReady, which he beneficially owns at fair market value upon the expiration of his employment agreement in April 2010, if it is not extended.

It is not possible to provide the exact amount DiscoverReady might be obligated to pay if DR Holdco or we were to exercise our respective rights when they are exercisable. The amounts we have disclosed in the table is provided as an example of the purchase price that would be payable by DiscoverReady in the form of unsecured notes if (x) DR Holdco or we exercise our respective right in full as described above, and (y) that the fair market value of DR Holdco’s interest in DiscoverReady is $5.9 million, which is equal to the book value of this interest at December 31, 2009. The amounts we have disclosed in the table further assume that Parkhill May’s employment agreement is not extended and that DiscoverReady would be required to purchase his interest in DR Holdco. These amounts would be paid in cash to the extent allowed by the terms of our then-existing credit agreement or pursuant to three-year unsecured promissory note payable over three years after the exercise date and would accrue interest at a rate equal to prime plus 1.0%, which (using the prime rate as of December 31, 2009) is reflected in the amounts set forth in the table. These amounts are being provided for informational purposes only and may not be representative of the actual amount DiscoverReady may be obligated to pay in connection with the exercise of the rights described above.

(8)	In connection with our acquisition of the assets of Midwest Law Printing Co, Inc. in June 2008, we may be obligated to pay to the sellers up to an additional $75,000 in each of June 2010 and June 2011 in connection with this business achieving certain revenue targets. The amounts we have disclosed in the table assume that the revenue targets are met in each measurement period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of December 31, 2009, we had swap arrangements that converted $40.0 million of our variable rate term loan into a fixed rate obligation. Under our bank credit facility, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

We recognize our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. As of December 31, 2009, our interest rate swap agreements were not designated for hedge accounting treatment, and as a result, the fair value is classified within other assets on our balance sheet and as a reduction of interest expense in our statement of operations for the year then ended. For the years ended December 31, 2009 and 2008, we recognized interest income of $1.1 million and interest expense of $1.4 million, respectively, related to changes in fair value of the interest rate swap agreements. As of December 31, 2009 and 2008, the estimated fair value of our fixed interest rate swaps was a liability of $1.5 million and $2.6 million, respectively.

If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.8 million (pre-tax), $0.5 million (pre-tax), and $0.3 million (pre-tax) in the year ended December 31, 2009, 2008, and 2007, respectively.

Item 8.	Financial Statements and Supplemental Data

DOLAN MEDIA COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Dolan Media Company

We have audited the accompanying consolidated balance sheets of Dolan Media Company and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Detroit Legal News Publishing, LLC, an entity in which the Company has a 35% ownership interest. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Detroit Legal News Publishing, LLC, is based solely on the report of the other auditors. The Company has a $15.5, $16.2 and $17.6 million investment in and has recorded equity in earnings of $4.9, $5.6 and $5.4 million of The Detroit Legal News Publishing, LLC as of and for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dolan Media Company and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed its method of accounting for noncontrolling interest in subsidiaries and business combinations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dolan Media Company and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
The Detroit Legal News Publishing, LLC
Detroit, Michigan

We have audited the accompanying statements of financial position of The Detroit Legal News Publishing, LLC as of December 31, 2009 and 2008, and the related statements of operations, members’ equity, and cash flows for the three years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for years ended December 31, 2009, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Southfield, Michigan
January 29, 2010

DOLAN MEDIA COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$2,894	$2,456
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,113 and $1,398 as of December 31, 2009 and 2008, respectively)	57,205	38,776
Unbilled pass-through costs	13,087	7,164
Prepaid expenses and other current assets	2,948	4,881

Total current assets	76,134	53,277
Investments	15,479	16,846
Property and equipment, net	15,457	21,438
Finite-life intangible assets, net	193,687	254,917
Indefinite-lived intangible assets	222,580	118,983
Other assets	4,953	5,166

Total assets	$528,290	$470,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$22,005	$12,048
Accounts payable	16,030	9,116
Accrued pass-through liabilities	25,929	21,598
Accrued compensation	4,384	7,673
Accrued liabilities	5,371	2,738
Due to sellers of acquired businesses	4,685	75
Deferred revenue	18,797	13,014

Total current liabilities	97,201	66,262
Long-term debt, less current portion	137,960	143,450
Deferred income taxes	8,160	17,869
Deferred revenue and other liabilities	9,506	5,136

Total liabilities	252,827	232,717

Redeemable noncontrolling interest	26,600	15,760

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,326,437 shares and 29,955,018 as of December 31, 2009 and 2008, respectively	30	30
Preferred stock, $0.001 par value, authorized: 5,000,000 shares; no shares outstanding	—	—
Additional paid-in capital	287,210	291,310
Accumulated deficit	(38,377)	(69,190)

Total stockholders’ equity	248,863	222,150

Total liabilities and stockholders’ equity	$528,290	$470,627

See Notes to Consolidated Financial Statements

DOLAN MEDIA COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)

Revenues
Professional Services	$172,535	$99,496	$67,015
Business Information	90,382	90,450	84,974

Total revenues	262,917	189,946	151,989

Operating expenses
Direct operating: Professional Services	66,697	36,932	23,180
Direct operating: Business Information	29,197	31,116	28,562
Selling, general and administrative	89,722	74,257	62,088
Break-up fee	—	1,500	—
Amortization	17,085	11,793	7,526
Depreciation	9,439	5,777	3,872

Total operating expenses	212,140	161,375	125,228
Equity in earnings of affiliates	4,615	5,646	5,414

Operating income	55,392	34,217	32,175

Non-operating income (expense)
Interest expense, net of interest income	(7,206)	(7,085)	(7,284)
Non-cash interest income (expense) related to interest rate swaps	1,134	(1,388)	(1,237)
Non-cash interest expense related to redeemable preferred stock	—	—	(66,132)
Other income (expense)	3,847	33	(8)

Total non-operating expense	(2,225)	(8,440)	(74,661)

Income (loss) before income taxes	53,167	25,777	(42,486)
Income tax expense	(18,570)	(9,209)	(7,863)

Net income (loss)	34,597	16,568	(50,349)
Less: Net income attributable to redeemable noncontrolling interest	(3,784)	(2,265)	(3,685)

Net income (loss) attributable to Dolan Media Company	$30,813	$14,303	$(54,034)

Earnings (loss) per share — basic and diluted :
Net income (loss) attributable to Dolan Media Company	$1.03	$0.53	$(3.41)
Accretion of redeemable noncontrolling interest in NDeX	(0.31)	—	—

Net income (loss) attributable to Dolan Media Company common stockholders	$0.72	$0.53	$(3.41)

Weighted average shares outstanding:
Basic	29,831,660	26,985,345	15,868,033
Diluted	29,916,351	27,112,683	15,868,033

See Notes to Consolidated Financial Statements

DOLAN MEDIA COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(In thousands, except share data)

Balance (deficit) at December 31, 2006	9,324,000	1	303	(29,459)	(29,155)
Net loss attributable to Dolan Media Company	—	—	—	(54,034)	(54,034)
Share-based compensation expense	—	—	970	—	970
Preferred stock series C conversion	5,093,155	5	73,844	—	73,849
Initial public offering proceeds, net of underwriting discount and offering costs	10,500,000	11	137,255	—	137,266
Issuance of restricted stock, net of forfeitures	171,563	—	—	—	—
Other	—	8	(8)	—	—

Balance (deficit) at December 31, 2007	25,088,718	$25	$212,364	$(83,493)	$128,896
Net income attributable to Dolan Media Company	—	—	—	14,303	14,303
Private placement of common stock, net of offering costs	4,000,000	4	60,483	—	60,487
Issuance of common stock in a business acquisition	825,528	1	16,460	—	16,461
Issuance of common stock pursuant to the exercise of stock options	8,089	—	21	—	21
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	32,683	—	1,918	—	1,918
Tax benefit on stock options exercised	—	—	64	—	64

Balance (deficit) at December 31, 2008	29,955,018	$30	$291,310	$(69,190)	$222,150
Net income attributable to Dolan Media Company	—	—	—	30,813	30,813
Accretion of redeemable noncontrolling interest in NDeX, net of tax	—	—	(9,262)	—	(9,262)

Net income attributable to Dolan Media Company common stockholders	—	—	—	—	21,551
Issuance of common stock in connection with a purchase of noncontrolling interest in NDeX	248,000	—	2,600	—	2,600
Issuance of common stock pursuant to the exercise of stock options	9,533	—	16	—	16
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	113,886	—	2,556	—	2,556
Other	—	—	(10)	—	(10)

Balance (deficit) at December 31, 2009	30,326,437	$30	$287,210	$(38,377)	$248,863

See Notes to Consolidated Financial Statements

DOLAN MEDIA COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities
Net income (loss)	$34,597	$16,568	$(50,349)
Distributions received from The Detroit Legal News Publishing, LLC	5,600	7,000	5,600
Distributions paid to holders of noncontrolling interest	(3,240)	(1,351)	(2,886)
Gain on sale of investment	(2,359)	—	—
Non-cash operating activities:
Amortization	17,085	11,793	7,526
Depreciation	9,439	5,777	3,872
Equity in earnings of affiliates	(4,615)	(5,646)	(5,414)
Stock-based compensation expense	2,556	1,918	970
Deferred income taxes	2,306	735	252
Change in value of interest rate swap and accretion of interest on note payable	(836)	1,593	1,608
Non-cash interest related to redeemable preferred stock	—	—	66,611
Amortization of debt issuance costs	257	218	744
Change in accounting estimate related to self-insured medical reserve	—	(470)	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable and unbilled pass-through costs	(15,951)	(2,313)	(5,010)
Prepaid expenses and other current assets	2,089	(746)	(857)
Other assets	(451)	226	(664)
Accounts payable and accrued liabilities	9,195	(2,340)	5,669
Deferred revenue	5,577	1,489	(413)

Net cash provided by operating activities	61,249	34,451	27,259

Cash flows from investing activities
Acquisitions and investments	(56,878)	(182,423)	(32,977)
Capital expenditures	(3,050)	(6,601)	(7,281)
Proceeds on the sale of investment	3,558	—	—
Other	108	100	130

Net cash used in investing activities	(56,262)	(188,924)	(40,128)

Cash flows from financing activities
Net borrowings (payments) on senior revolving note	8,000	(9,000)	9,000
Proceeds from borrowings or conversions on senior term notes	—	110,000	10,000
Proceeds from initial public offering, net of underwriting discount	—	—	141,593
Payments on senior long-term debt	(10,300)	(5,000)	(41,000)
Redemption of preferred stock	—	—	(101,089)
Proceeds from private placement of common stock, net of offering costs	—	60,483	—
Capital contribution from holder of noncontrolling interest	—	1,179	—
Payment on unsecured note payable	(1,750)	(1,750)	—
Payments of initial public offering costs	—	—	(4,117)
Payments of deferred financing costs	(466)	(407)	(929)
Other	(33)	78	(29)

Net cash (used in) provided by financing activities	(4,549)	155,583	13,429

Net increase in cash and cash equivalents	438	1,110	560
Cash and cash equivalents at beginning of year	2,456	1,346	786

Cash and cash equivalents at end of year	$2,894	$2,456	$1,346

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,834	$7,340	$5,238
Income taxes	13,658	10,607	6,941

Supplemental disclosures of noncash investing and financing information
Due to or notes payable to sellers of acquired businesses	$4,685	$75	$600
Note payable to seller of noncontrolling interest	8,000	—	—
Accrued offering costs included in accounts payable	—	—	210
Issuance of noncontrolling interest for acquisition	—	11,552	3,429
Issuance of common stock for acquisition and purchase of noncontrolling interest	2,600	16,461	—
Discounted note payable for acquisition	—	—	2,919
Conversion of preferred stock	—	—	73,849
Non-cash buildout allowances at leased facilities	55	103	963

See Notes to Consolidated Financial Statements

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of Business:  Dolan Media Company and its subsidiaries (the “Company”) is a leading provider of professional services and business information to legal, financial and real estate sectors in the United States. The Company operates in three reportable segments. Those segments are Mortgage Default Processing Services, Litigation Support Services and Business Information. The Mortgage Default Processing Services and Litigation Support Services segments are part of the Company’s Professional Services Division. The Company’s Mortgage Default Processing Services segment (comprised of NDeX) provides mortgage default processing services to eight law firm customers in seven states and directly to loan servicers and lenders on California foreclosure files. The Company’s Litigation Support Services segment (comprised of DiscoverReady and Counsel Press) provides discovery management and document review services and appellate services to the legal community. The Company’s Business Information segment supplies information to the legal, financial and real estate sectors through a variety of media, including court and commercial newspapers, business journals, events and the Internet. Prior to the acquisition of DiscoverReady in 2009, the Company operated in two reportable segments: Professional Services (which comprised the subsidiaries NDeX and Counsel Press) and Business Information.

Basis of Presentation:  The statement of operations for the year ended December 31 2008 changed from the Company’s previous presentation because a $1.5 million break-up fee recorded in that period was previously classified as a non-operating expense and is now included as an operating expense. See Note 2 for more information regarding the break-up fee.

As required by accounting standards, the Company has also adjusted certain amounts on the balance sheet as of December 31, 2008 to reflect the retroactive application of the equity method of accounting to reflect that portion of the income and losses of GovDelivery, Inc. attributable to the Company’s ownership from the date of its original investment. The Company had previously accounted for its investment in GovDelivery under the cost method of accounting. See Notes 3 and 11 for more information about the change in the Company’s investment in GovDelivery, including the sale of the Company’s interest in GovDelivery on December 31, 2009.

During 2009, the Company began operating its majority owned subsidiary, American Processing Company, LLC, under the trade name National Default Exchange, or NDeX. Therefore, when the Company refers to NDeX in these notes, it means all of its mortgage default processing operations in Michigan, Indiana, Minnesota and at Barrett-NDEx, which serves the Texas, California and Georgia markets, all of which the Company formerly referred to as APC, as well as the mortgage default processing services operations in Florida acquired from the Albertelli sellers on October 1, 2009. When the Company refers to Barrett-NDEx in these notes, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets which NDeX acquired on September 2, 2008, as described in Note 2 under “National Default Exchange L.P. and related entities.” When the Company refers to the “Albertelli sellers” in these notes, it means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group. When the Company refers to the “Trott sellers” in these notes, it means David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, each of whom is individually referred to as a “Trott seller.”

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: acquisition accounting; revenue recognition; accounting for and analysis of potential impairment of goodwill and other finite-life intangible assets; accounting for share-based compensation; income tax accounting; and allowances for doubtful accounts.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Critical Accounting Policies:  A summary of the Company’s significant accounting policies follows:

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company, all wholly-owned subsidiaries and its majority ownership interests in NDeX and DiscoverReady. The Company accounts for the percentage interest in NDeX and DiscoverReady that it does not own as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition:  The Company generates revenue from its Mortgage Default Processing Services segment primarily by providing mortgage default processing services and recognizes this revenue over the period during which the services are provided. As discussed in Note 12, the Company provides these services to its law firm customers pursuant to long-term services agreements. For foreclosures on residential real estate in California, the Company also provides these services directly to mortgage lenders and loan servicers. The Company also provides real estate title and related services to the Barrett law firm, and recognizes revenue associated with these services over the period in which those services are performed.

In connection with mortgage default processing services provided directly to mortgage lender and loan servicers in California, the Company has pass-through items such as trustee sale guarantees, title policies, and post and publication charges. The Company has determined that such pass-through items should be recorded at a net amount, rather than as revenue in the Company’s consolidated financial statements at the gross amount billed to the customer. The Company has separately shown the unbilled amount of these pass-through costs and the amount accrued on the face of the balance sheet. Billed pass-through costs are included in accounts receivable, net.

The Company generates revenue from its Litigation Support Services segment by providing discovery management and document review services and recognizes revenues for these services as they are provided. It also generates revenue in this segment by providing appellate services to attorneys that are filing appeals in state or federal courts and recognizes revenues for appellate services as it provides those services, which is when the court filings are made.

Revenue from the Company’s Business Information segment consists of display and classified advertising (including events), public notices, and circulation and other (primarily consisting of subscriptions). The Company recognizes display advertising, classified advertising and public notice revenue upon placement of the ad in one of its publications or on one of its web sites. The Company recognizes display and classified advertising revenues generated by sponsorships, advertising and ticket sales, all related to local events, when those events are held. Circulation revenue is recognized ratably over the related subscription period when the publication is issued. The Company recognizes other business information revenues upon delivery of the printed or electronic product to its customers. The Company records barter transactions at the fair value of the goods and services received or provided, which amount is immaterial.

The Company records amounts billed to customers in both its Mortgage Default Processing Services and Litigation Support Services segments but not yet recognized as revenues as deferred revenue. The Company records a liability for deferred revenue in the Business Information segment either when it bills advertising in advance or customers prepay for subscriptions.

The Company records revenues recognized for services performed but not yet billed to its customers as unbilled services. As of December 31, 2009 and 2008, the Company recorded an aggregate $17.0 million and $13.6 million, respectively, as unbilled services and included these amounts in accounts receivable on its balance sheet. The majority of these unbilled services are attributable to our Mortgage Default Processing Services segment.

Cash and Cash Equivalents:  Cash and cash equivalents include money market mutual funds and other highly liquid investments with original maturities of three months or less at the date of acquisition. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts. The Company has presented $4.7 million of outstanding checks in excess of bank balances at December 31, 2009, within accounts payable.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

			Provision
			for
	Balance		Doubtful	Net Written	Balance
	Beginning	Acquisitions	Accounts	Off	Ending

2009	$1,398	$112	$210	$(607)	$1,113
2008	1,283	349	718	(952)	1,398
2007	1,014	—	762	(493)	1,283

Investments:  The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investor. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net income or losses of the affiliate as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company considers whether the fair values of its equity method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then the Company would record a write-down to estimated fair value.

Property and Equipment:  Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on property and equipment using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated over the lesser of their estimated useful lives or the remaining lease terms.

Purchased software and capitalized costs related to internally developed software for internal use are amortized over their useful lives of three to five years. Costs are expensed as incurred during the preliminary project stage and post implementation stage. Costs incurred during the application development stage related to internally developed software are capitalized. Once capitalization begins, internal payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project), as well as external direct costs incurred for services used in developing or obtaining internal-use computer software, are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use.

Financial Instruments:  The Company accounts for derivative instruments and other hedging activities by recognizing all derivatives as either assets or liabilities on the balance sheet and then measures those instruments at fair value.

Interest Rate Swap Agreements:  The Company is exposed to certain interest rate changes, and therefore uses interest rate swaps to manage the risk associated with a portion of its floating rate long-term debt. As interest rates change, the differential paid or received is recognized in interest expense for the period. In addition, the change in the fair value of the swaps is recognized as interest expense or income during each reporting period. The Company had a liability of $1.5 million and $2.6 million resulting from interest rate swaps at December 31, 2009 and 2008, respectively, which are generally included in deferred revenue and other liabilities on the balance sheet.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, at December 31, 2009, $0.2 million of the total liability is included in accrued liabilities due to its short term nature. The Company has not designated these interest rate swap agreements for hedge accounting treatment.

As of December 31, 2009, the aggregate notional amount of the swap agreements was $40 million, of which $15 million will mature on February 22, 2010, and $25 million will mature on March 31, 2011. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty. Total variable-rate borrowings not offset by the swap agreements at December 31, 2009 and 2008, totaled approximately $111.5 million and $113.8 million, respectively.

These interest rate swaps are classified within level 2 of the FASB’s guidance regarding fair value measurements.

Finite-life Intangible Assets:  Finite-life intangible assets include mastheads, various customer lists, non-compete agreements, service agreements, customer relationships, trademarks, domain names and trade names. These intangible assets are being amortized on a straight-line basis over their estimated useful lives as described in Note 5.

Indefinite-lived Intangible Assets Impairment:  The Company’s indefinite-lived intangible assets (including goodwill and tradenames) arose from acquisitions occurring since the Company’s formation on July 31, 2003. Trade names consist of trademarks and domain names associated with the Barrett-NDEx acquisition. The Company reviews trade names annually for impairment by comparing the fair value to the carrying amount.

Goodwill represents the acquisition cost in excess of the fair values of tangible and identified intangible assets acquired. The Company tests goodwill allocated to each of its reporting units on an annual basis, and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company has four reporting units for purposes of testing its goodwill for impairment. These reporting units are its Business Information segment, its Mortgage Default Processing Services segment and the two subsidiaries in its Litigation Support Services segment: Counsel Press and DiscoverReady.

The Company tests for impairment at the reporting unit level on November 30 of each year. This test is a two-step process. The first step used to identify potential impairment compares the fair value of the reporting unit with its carrying amount, including indefinite-lived intangible assets. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s indefinite-lived intangible assets with the carrying amount of those assets. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of a reporting unit over its implied fair value. The Company determined that no impairment to its indefinite-lived intangible assets occurred during the years ended December 31, 2009, 2008 and 2007.

Other Long-Lived Assets Impairment:  Other long-lived assets, such as property and equipment and finite-life intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. In evaluating recoverability, the following factors, among others, are considered: a significant change in the circumstances used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or service strategy, a significant change in customer base and a realization of failed marketing efforts. The recoverability of an asset is measured by a comparison of the unamortized balance of the asset to future undiscounted cash flows.

If the Company believes the unamortized balances were unrecoverable, it would recognize an impairment charge necessary to reduce the unamortized balance to the amount of future discounted cash flows expected. The amount of such impairment would be charged to operations in the current period. The Company has not identified any indicators of impairment associated with its other long-lived assets.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments:  The Company’s financial assets and liabilities are measured at fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company classifies the inputs used to measure fair value into the following hierarchy:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2	Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborate by observable market data for the asset or liability.
Level 3	Unobservable inputs for the asset or liability that are supported by little or no market activity. These fair values are determined using pricing models for which the assumptions utilize management’s estimates or market participant assumptions.

Assets and Liabilities Measured at Fair Value on a Recurring Basis.  The fair value hierarchy requires the use of observable market data when available. In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The fair value of interest rate swaps is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The fair value of contingent consideration related to the Albertelli acquisition is determined by management based on projected financial performance and an estimated discount rate. The fair value of the redeemable noncontrolling interest of DiscoverReady was determined by management through a business valuation performed by an independent third-party valuation firm in conjunction with the acquisition.

The following table summarizes the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Interest rate swaps	$—	$1.5	$—	$1.5
Contingent consideration recorded in connection with Albertelli acquisition	—	—	6.7	6.7
Redeemable noncontrolling interest in DiscoverReady	—	—	5.6	5.6

Total	$—	$1.5	$12.3	$13.8

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). No such fair value adjustments were required.

Fair Value of Financial Instruments.  The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of debt, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At December 31, 2009, the estimated fair value of debt under its senior credit facility was $130.0 million compared to a carrying value of $151.5 million.

Basic and Diluted Earnings (Loss) Per Share:  Basic per share amounts are computed, generally, by dividing net income (loss) attributable to Dolan Media Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate its earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At December 31, 2009, 2008 and 2007, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 14 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net income (loss) attributable to Dolan Media Company common stockholders per share (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2008	2007

Net income (loss) attributable to Dolan Media Company	$30,813	$14,303	$(54,034)
Accretion of redeemable noncontrolling interest, net of tax	(9,262)	—	—

Net income (loss) attributable to Dolan Media Company common stockholders	21,551	14,303	(54,034)

Basic:
Weighted average common shares outstanding	30,038	27,073	15,932
Weighted average common shares of unvested restricted stock	(206)	(88)	(64)

Shares used in the computation of basic net income (loss) per share	29,832	26,985	15,868

Net income (loss) attributable to Dolan Media Company common stockholders per share — basic	$0.72	$0.53	$(3.41)

Diluted:
Shares used in the computation of basic net income (loss) per share	29,832	26,985	15,868
Stock options and restricted stock	84	128	—

Shares used in the computation of dilutive net income (loss) per share	29,916	27,113	15,868

Net income (loss) attributable to Dolan Media Company common stockholders per share — diluted	$0.72	$0.53	$(3.41)

For the years ended December 31, 2009, 2008 and 2007, options to purchase approximately 1.4 million, 1.1 million and 552,000 weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation:  The Company measures employee share-based compensation awards using a fair value method and recognizes compensation cost in its financial statements. The Company uses the Black-Scholes option pricing model in deriving the fair value estimates of such awards. Forfeitures of share-based awards are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. The Company estimates forfeitures based on projected employee stock option exercise behavior. If factors change causing different assumptions to be made in future periods, compensation expense recorded may differ significantly from that recorded in the current period. See Note 14 for more information regarding the assumptions used in estimating the fair value of stock options.

Share-based compensation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $2.6 million, $1.9 million and $1.0 million, or $0.09, $0.07 and $0.06 per basic and diluted share, respectively, before income taxes.

New Accounting Pronouncements:  A summary of new accounting pronouncements that affect the Company follows:

In December 2007, the FASB issued new accounting guidance which changes how the Company accounts for business acquisitions occurring after January 1, 2009. The guidance requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this guidance have, among other things, impacted the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); required the Company to exclude transaction costs from acquisition accounting for acquisitions occurring after January 1, 2009; and changed accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, this guidance was effective beginning January 1, 2009.

In December 2007, the FASB issued accounting guidance, which establishes new standards governing the accounting for and reporting of noncontrolling interest (NCI) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this guidance indicate, among other things, that NCI (previously referred to as minority interest), in most cases, be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires the Company to change certain presentation and disclosures in its financial statements. For the Company, this guidance was effective beginning January 1, 2009. At December 31, 2009, the Company’s noncontrolling interest consists of a 10.2% aggregate equity interest in its subsidiary, NDeX, and a 15.0% equity interest in DiscoverReady LLC. Each of the holders of the Company’s noncontrolling interest has the right, for a certain period of time, to require either NDeX or DiscoverReady, as applicable, to repurchase all or a portion of the equity interest held by such holder. To the extent any holder of an equity interest in NDeX timely exercises this right, the purchase price of the equity interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. To the extent DR Holdco, the holder of the noncontrolling interest in DiscoverReady, exercises its right, the purchase price of its equity interest in DiscoverReady will be based on the fair market value of the equity interest. Because the NCIs in both NDeX and DiscoverReady have redemption features outside of the control of the Company, the Company will continue to show the NCIs in the mezzanine section of the balance sheet between “Liabilities” and “Stockholders’ Equity,” rather than as a separate component of equity. Because the redeemable feature of the NDeX NCI is based upon a

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

formula, the Company is required to adjust the NCI to either the fair value or the redemption amount at each reporting period. The Company has recorded this noncontrolling interest at the redemption amount, with the adjustment recorded through “additional paid-in capital” rather than directly as a charge against earnings, and has therefore employed the two-class method to calculate earnings per share based on net income attributable to its common stockholders. The Company has recorded an adjustment of $9.3 million (net of tax) to record the redeemable noncontrolling interest in NDeX to its redemption value for the year ended December 31, 2009. The was no adjustment to the fair value of the DiscoverReady NCI since the acquisition date.

In March 2008, the FASB updated its accounting guidance to require companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of the risks that such companies are intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This guidance was effective beginning January 1, 2009, for the Company. Accordingly, the Company has included the required disclosures in “Interest Rate Swap Agreements,” above.

In April 2009, the FASB issued accounting guidance regarding interim disclosures about the fair value of financial instruments including the methods and significant assumptions used to estimate fair value. This guidance increases the frequency of certain fair value disclosures from annual to quarterly. This guidance was effective for interim periods ending after June 15, 2009. Accordingly, the Company has included these disclosures in “Fair Value of Financial Instruments,” above.

In May 2009, the FASB updated its accounting guidance regarding subsequent events, establishing principles and requirements for disclosures concerning subsequent events. In particular, it sets forth the period after the balance sheet date during which management is required to evaluate events or transactions that have or may occur for potential recognition or disclosure in the financial statements; the circumstances under which the Company must recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that the Company must make about events or transactions that occurred after the balance sheet date. This updated guidance was effective for interim periods ending after June 15, 2009. Accordingly, the Company has applied the provisions of this guidance in the current reporting period. See Note 17 for information relating to any subsequent events.

In June of 2009, the FASB updated its accounting guidance for variable interests by requiring a company to perform an analysis to determine whether the company’s variable interests give it a controlling financial interest in a variable interest entity. This updated guidance is effective for the Company beginning on January 1, 2010. The Company does not expect this updated guidance to have a material effect on its consolidated results of operations or financial condition.

Note 2.	Business Combinations/Acquisitions

Management is responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets acquired and liabilities assumed represent management’s estimate of fair values. Management determines valuations through a combination of methods which include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and consideration of market conditions. The results of the acquisitions are included in the accompanying consolidated statement of operations from the respective acquisition dates forward.

2009 Acquisitions:

Albertelli:  On October 1, 2009, NDeX entered into an asset purchase agreement with the Albertelli sellers under the terms of which NDeX acquired the mortgage default processing services and certain title assets of the Albertelli sellers on that date. NDeX paid $7.0 million in cash at closing, held back an additional $1.0 million to

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secure the Albertelli sellers’ obligations under the asset purchase agreement (including payment of any indemnification claims and working capital adjustments) and will pay an additional $2.0 million in equal installments of $1.0 million on each of October 1, 2010 and 2011, respectively. In addition, NDeX may be obligated to pay the Albertelli sellers up to an additional $9.0 million in three annual installments of up to $3.0 million each. The amount of these annual cash payments will be based upon the adjusted EBITDA for the acquired mortgage default processing and related services business during the twelve months ending on each of September 30, 2010, 2011, and 2012. These assets are part of the Company’s Mortgage Default Processing Services segment.

In addition, NDeX also entered into a twenty-year services agreement with James E. Albertelli, P.A. (one of the Albertelli sellers), which provides for the exclusive referral of residential mortgage default and related files from the law firm to NDeX for processing in Florida.

The fair value of the acquired business was determined by management through a business valuation done by an independent third-party valuation firm. The total fair value of $16.7 million was estimated using a discounted cash flow analysis (income approach) using a 16.5% discount rate estimated on October 1, 2009. The fair value was allocated as follows: $0.2 million to fixed assets; $14.3 million to the long-term service agreement to be amortized over 20 years, representing the initial term of the services agreement and the expected life over which cash flows will be provided; and $2.2 million to goodwill. In connection with this acquisition, the Company was required to estimate the fair value of the earnout payments and determined that the earnouts of $9.0 million, in the aggregate, would likely be achieved. As a result, the Company has therefore included the present value of these payments in its determination of fair value. The Company has determined that this liability is a level 3 fair measurement within the FASB’s fair value hierarchy and has recorded a liability for these earnout amounts at a discount using the 16.5% discount rate. Deal costs associated with this acquisition were immaterial.

The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in the acquisition (i.e., goodwill) because the acquired business is a complement to NDeX and the Company anticipates cost savings and revenue synergies through combined general and administrative and corporate functions. Such goodwill is deductible for tax purposes, and has been allocated to the Mortgage Default Processing Services segment.

DiscoverReady:  On November 2, 2009, the Company acquired an 85% equity interest in DiscoverReady LLC. The Company paid the sellers $28.9 million in cash at closing and placed an additional $3.0 million in escrow. The total purchase price included a target for net working capital/capital lease liability of $2.4 million. The actual amount for net working capital at the closing date was $5.1 million, and, as such, the Company paid an additional $2.7 million to the sellers during 2009. DiscoverReady is part of the Company’s Litigation Support Services segment.

The Company recorded on its balance sheet an adjustment for that portion of DiscoverReady which it does not own as a noncontrolling interest. Because the redemption feature is outside the Company’s control, it is classified as mezzanine and adjusted to fair value at each balance sheet date. There was no adjustment to the fair value of the DiscoverReady NCI since the acquisition date.

Management determined the preliminary fair value of the acquired business and related redeemable noncontrolling interest through a business valuation done by an independent third-party valuation firm, which valuation is not yet complete. The total fair value of $37.5 million was preliminarily estimated using a discounted cash flow analysis (income approach) using an internal rate of return of 23.6% for this acquisition. The fair value was preliminarily allocated as follows: $2.4 million to net working capital/capital lease liability; $1.1 million to fixed assets; $1.3 million to non-compete agreements, to be amortized over four years; $1.6 million to trademarks and domain names, to be amortized over ten years; $5.9 million to trade names, to be amortized over 15 years; $7.9 million to customer lists, to be amortized over ten to 12 years; and $17.3 million to goodwill. The difference between the 85% purchased for $31.9 million and the total DiscoverReady estimated fair value of $37.5 million was recorded as a noncontrolling interest. Deal costs for this acquisition were immaterial.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in the acquisition (i.e., goodwill) because the acquired business is a new business line for the Company and the Company anticipates revenue synergies and operational efficiencies through combined general and administrative and corporate functions. Such goodwill is deductible for tax purposes, and has been allocated to the Litigation Support Services segment.

Acquisition of Noncontrolling Interest in NDeX.  On December 31, 2009, the Company, along with its wholly-owned subsidiary, Dolan APC, LLC, entered into a common unit purchase agreement with the Trott sellers, including one of our executive officers David A. Trott, under the terms of which the Trott sellers sold an aggregate 71,230 membership interests in NDeX, representing 5.1% of the outstanding membership interests, to the Company, for a purchase price of $8.0 million and 248,000 shares of our common stock. This common stock had an aggregate fair market value of $2.6 million. The Company is required to pay the cash portion of the purchase price in installments of $4.0 million on January 4, 2010, with the remaining $4.0 million paid in four equal monthly installments beginning on the first business day of February 2010. See Note 17 for information relating to a second common unit purchase agreement the Company entered into with these sellers on January 4, 2010 for their remaining aggregate interest in NDeX. NDeX is part of the Company’s Mortgage Default Processing Services segment. The Company accounted for this acquisition as an equity transaction by reducing noncontrolling interest on the Company’s balance sheet by $10.6 million. Deal costs associated with this transaction were immaterial.

The following table provides information on the fair value of the assets acquired and liabilities assumed for the Albertelli and DiscoverReady acquisitions, which for DiscoverReady is preliminary pending the finalization of the fair value determination. The allocations of the purchase price are as follows (in thousands):

	Albertelli	Discover Ready	Total

Assets acquired and liabilities assumed at their fair values:
Working capital/capital lease liability	$—	$2,400	$2,400
Property and equipment	198	955	1,153
Software	2	117	119
Other asset	—	24	24
Long-term service contract	14,290	—	14,290
Trade name	—	5,917	5,917
Trademark/domain names	—	1,625	1,625
Customer list	—	7,851	7,851
Noncompete agreements	—	1,354	1,354
Goodwill	2,215	17,257	19,472
Redeemable noncontrolling interest	—	(5,625)	(5,625)

Total consideration	$16,705	$31,875	$48,580

2008 Acquisitions:

Legal and Business Publishers, Inc.:  On February 13, 2008, the Company acquired the assets of Legal and Business Publishers, Inc., which include The Mecklenburg Times, an 84-year old court and commercial publication located in Charlotte, North Carolina, and electronic products, including www.mecktimes.com and www.mecklenburgtimes.com. For these assets, the Company paid $2.8 million, plus acquisition costs of $0.1 million, in cash on the closing date and an additional $500,000 in the second quarter of 2008. During 2008, the Company paid an additional $497,500 in connection with the business achieving the revenue targets set forth in the purchase agreement. The Company has accounted for these payments as additional purchase price. These assets are part of the Company’s Business Information segment.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the $3.8 million of acquired intangibles, the Company allocated $0.7 million to newspaper mastheads, which is being amortized over 30 years, and $3.1 million to advertising customer lists, which is being amortized over 10 years. The Company engaged an independent third-party valuation firm to assist it in estimating the fair value of the finite-life intangible assets. The value of these intangibles was estimated using a discounted cash flow analysis (income approach) assuming a 17% weighted average cost of capital.

Wilford & Geske:  On February 22, 2008, NDeX, a majority owned subsidiary of the Company, acquired the mortgage default processing services business of Wilford & Geske, a Minnesota law firm, for $13.5 million in cash. In addition, the Company incurred acquisition costs of approximately $0.2 million. Under the purchase agreement, NDeX was obligated to pay up to an additional $2.0 million in purchase price depending upon the adjusted EBITDA for this business during the twelve months ended March 31, 2009. In connection with the partial achievement of this performance target, NDeX paid an additional $1.3 million in purchase price to the sellers in 2009. In connection with the acquisition of the mortgage default processing services business of Wilford & Geske, NDeX appointed the managing attorneys of Wilford & Geske as executive vice presidents of NDeX. These assets are part of the Company’s Mortgage Default Processing Services segment.

In connection with this acquisition, NDeX entered into a services agreement with Wilford & Geske that provides for the exclusive referral of files from the law firm to NDeX for processing for an initial term of fifteen years.

The Company allocated $14.8 million to the long-term service agreement, which is being amortized over 15 years, representing its initial contractual term. The Company engaged an independent third-party valuation firm to assist it in estimating the fair value of the service agreement. The value of the service agreement was estimated using a discounted cash flow analysis (income approach) assuming a 3% revenue growth and an 18% discount rate.

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

Midwest Law Printing Co., Inc.:  On June 30, 2008, the Company acquired the assets of Midwest Law Printing Co., Inc., which provides printing and appellate services in Chicago, Illinois. The Company paid $600,000 in cash for the assets at closing. Acquisition costs associated with this purchase were immaterial. The Company paid an additional $75,000 in 2009, which was held back to secure indemnification claims. Under the purchase agreement, the Company is also obligated to pay the seller up to an additional $225,000 in three annual installments of up to $75,000 each based upon the revenues it earns from the assets in each of the three years following closing. In connection with the satisfaction of the first revenue target, the Company paid the seller $75,000 in additional purchase price in 2009. The purchase price has been allocated to a customer list, which is being amortized over seven years, and working capital in the amount of $10,000. These assets are part of the Company’s Litigation Support Services segment.

National Default Exchange, L.P. and related entities:  On September 2, 2008, NDeX acquired all of the outstanding equity interests in Barrett-NDEx for a total of $167.5 million in cash, of which $151.0 million was paid to or on behalf of the sellers of Barrett-NDEx, or their designees, $15.0 million was placed in escrow to secure payment of indemnification claims and an additional $1.5 million was held back pending working capital adjustments. In addition to the cash payments, NDeX also issued to the sellers of Barrett-NDEx an aggregate 6.1% interest in NDeX, which had an estimated fair market value of approximately $11.6 million on July 28, 2008, the date the parties signed the equity purchase agreement. The Company also issued to the sellers of Barrett-NDEx, or their designees, 825,528 shares of its common stock, which had a fair market value of $16.5 million based upon the average of the daily last reported closing price for a share of the Company’s common stock on the five consecutive trading days beginning on and including July 24, 2008, two trading days prior to the date the Company

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

announced this acquisition. The Company incurred transaction costs of approximately $1.3 million in connection with the acquisition. In addition to the payments and issuance of NDeX interests and common stock described above, the Company paid to the sellers of Barrett-NDEx an additional $13.0 million in 2009 in connection with the business achieving the adjusted EBITDA target of $28.0 million for the four complete calendar quarters following the closing of the acquisition. Barrett-NDEx did not satisfy the $2.0 million working capital target set forth in the equity purchase agreement as there was an actual working capital (deficit) of $(1.4) million as of the measurement date. As a result, the Company recovered the $3.4 million shortfall by having the sellers of Barrett-NDEx release the $1.5 million holdback payable to them and by taking receipt of $1.9 million out of the escrow. Barrett-NDEx is included in the Company’s Mortgage Default Processing Services segment.

The table below (amounts in thousands) shows the Company’s preliminary allocation of purchase price, along with the final purchase price allocation completed in the third quarter of 2009. The final allocation also includes adjustments to goodwill for the achievement of the earnout ($13.0 million) as well as the adjustment to deferred income taxes recorded as a result of the adjustments to the fair value of the intangible assets acquired in this acquisition. See Note 10 for additional information relating to the deferred income taxes adjustment.

	Amortization	Preliminary
	Period	Allocation	Final Allocation

Long-term service agreement	25 years	$154,000	$59,728
Customer list	15 years	—	19,565
Non-compete agreements	5 years	5,000	3,198

Finite-life intangible assets		159,000	82,491
Trade names	—	—	6,537
Goodwill	—	37,827	116,927

Indefinite-lived intangible asset		37,827	123,464
Software	2 years	6,949	5,542

Total		$203,776	$211,497

The Company’s preliminary purchase price allocation combined the services agreement with the Barrett law firm and customer list related to California foreclosure files as a single intangible asset. In completing the final allocation, the Company determined that the California customer list is a separate identifiable asset from the services agreement because the services agreement requires NDeX to provide mortgage default processing services only to the Barrett law firm whereas NDeX provides these services directly to lenders and mortgage servicers on loans secured by residential real estate in California under no specific services agreement. The Company’s initial assumptions regarding Barrett-NDEx’s California operations also included obtaining new customers in the California market, the value of which the Company preliminarily allocated to the services agreement and later determined was goodwill.

The values of the intangible assets and software acquired were estimated by management with the assistance of an independent third-party valuation firm. The primary assets acquired were the services agreement and the customer list. To estimate the fair value of these assets, the Company used a discounted cash flow analysis (income approach) using an average annual growth rate of approximately 3% and a discount rate of 15.4%, all of which were estimated on September 2, 2008.

The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in connection with this acquisition (i.e. goodwill) because the acquired business is a complement to NDeX and the Company anticipated cost savings and revenue synergies through combined general and administrative functions. This goodwill is deductible for tax purposes.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the closing of this acquisition, the Company also recorded, as additional purchase price, a liability of $1.5 million for the estimated severance costs related to involuntary employee terminations resulting from the anticipated elimination of certain duplicative positions, which was expected to be paid out in cash within the twelve months following the acquisition. This liability was included in the preliminary allocation of the purchase price. In 2009, the Company eliminated certain positions in connection with this plan for aggregate payments of approximately $0.5 million. The Company completed its plan of restructuring prior to the first anniversary of the closing date and determined that it will not be eliminating any additional positions under this restructuring plan. Accordingly, at that time, the Company reduced the liability to zero as a purchase price adjustment.

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

The following table provides information on the Company’s purchase price allocations for the aforementioned 2008 acquisitions. The allocations of the purchase price are as follows (in thousands):

				Midwest
	Legal and		MN	Law
	Business	Wilford &	Political	Printing	Barrett-
	Publishers	Geske	Press	Co., Inc.	NDEx	Total

Assets acquired and liabilities assumed at their fair values:
Working capital (deficit)	$—	$—	$—	$10	$(1,395)	$(1,385)
Property and equipment	50	122	—	—	3,090	3,262
Software	—	—	—	—	6,217	6,217
Long-term service contract	—	14,829	—	—	59,728	74,557
Customer list	3,125	—	334	725	19,565	23,749
Other finite-life intangible assets	667	—	—	—	9,735	10,402
Goodwill	—	—	—	—	116,927	116,927
Deferred tax liability	—	—	—	—	(7,216)	(7,216)

Total consideration, including direct expenses	$3,842	$14,951	$334	$735	$206,651	$226,513

Break-up fee:  Pursuant to its agreement with the sellers of a business that the Company intended to acquire in 2008, the Company paid $1.5 million to the sellers because the Company was unable to obtain debt financing on terms and timing satisfactory to the Company to close the acquisition. During 2009, the Company changed its presentation of this expense on the statement of operations for the year ended December 31, 2008, from a non-operating expense to an operating expense because it determined that acquisitions are not an infrequent or unusual part of the Company’s operations.

2007 Acquisitions:

Feiwell & Hannoy P.C.:  On January 9, 2007, NDeX acquired the mortgage default processing service of Feiwell & Hannoy P.C., an Indiana law firm, for the following consideration: (i) $13.0 million cash, (ii) a non-interest bearing note (discounted at 13%) with a face amount of $3.5 million payable in two equal annual installments of $1.75 million beginning on January 9, 2008, and (iii) a 4.5% equity interest in NDeX that had an estimated fair value of $3.4 million on January 9, 2007. In addition, the Company incurred acquisition costs of approximately $626,000. The Company used a market approach to estimate the fair value of the NDeX equity interest issued to Feiwell & Hannoy. In connection with the acquisition of Feiwell & Hannoy, NDeX appointed the

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

managing attorneys of Feiwell & Hannoy as senior executives of NDeX. The assets are part of the Company’s Mortgage Default Processing Services segment.

Of the $20.3 million of acquired intangibles, the Company allocated $15.3 million to a long-term service agreement, which is being amortized over 15 years, representing its initial contractual term. The Company allocated the remaining $5.0 million of the purchase price to goodwill. The goodwill is tax deductible and was allocated to the Mortgage Default Processing Services segment of the Company. The Company engaged an independent third-party valuation firm to assist it in estimating the fair value of the service agreement. The value of the service agreement was estimated using a discounted cash flow analysis (income approach) assuming a 4% revenue growth and a 24% discount rate. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in connection with this acquisition (i.e., goodwill) because the acquired business is a complement to NDeX and the Company anticipated cost savings and revenue synergies through combined general and administrative and corporate functions.

Venture Publications Inc.: On March 30, 2007, the Company purchased the publishing assets of Venture Publications, Inc. in Jackson, Mississippi, for $2.8 million plus acquisition costs of approximately $73,000. In 2008, the Company made an additional payment of $600,000 in connection with achieving certain revenue targets within the one-year period following the close of this acquisition, and has accounted for this payment as additional purchase price. The assets included the Mississippi Business Journal and its related publishing assets and an annual business trade show. These assets are a part of the Company’s Business Information segment.

Of the $3.4 million of acquired intangibles, the Company allocated $800,000 to mastheads, which is being amortized over 30 years; $630,000 to advertiser lists, which are being amortized over 10 years; $100,000 to subscriber lists, which are being amortized over seven years; and $1.9 million to goodwill. The goodwill is tax deductible and was allocated to the Company’s Business Information segment. The Company engaged an independent third-party valuation firm to assist it in estimating the fair value of the finite-life intangible assets. The value of these intangibles was estimated using a discounted cash flow analysis (income approach) assuming a 13% weighted average cost of capital. The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in connection with this acquisition (i.e., goodwill) because Mississippi Business Journal represented an attractive newspaper platform with stable cash flows. In addition, the Company expected that this acquisition would allow the Company to leverage its existing business information platform.

Purchase of NDeX Noncontrolling Interest:  On November 30, 2007, the Company acquired 9.1% of the noncontrolling interest that Trott & Trott held in NDeX and 2.2% of the noncontrolling interest that Feiwell & Hannoy held in NDeX for $12.5 million and $3.1 million, respectively, plus aggregate transaction costs of $28,000. As a result of this purchase, the Company’s ownership in NDeX increased from 77.4% to 88.7%, leaving Trott & Trott and Feiwell & Hannoy with noncontrolling interest in NDeX equal to 9.1% and 2.2%, respectively. Of the $15.6 million purchase price, $2.3 million was recorded as a reduction to minority interest, representing 50% of Trott & Trott’s and Feiwell & Hannoy’s noncontrolling interest on November 30, 2007. The balance of $13.4 million was allocated to a customer list, which is being amortized over 13.5 years, representing the weighted average remaining life of the Trott & Trott and Feiwell & Hannoy contracts on that date. The fair value of this customer list was estimated using a discounted cash flow analysis (income approach), prepared by management, assuming a 6% average annual growth rate and a 17.4% weighted average cost of capital. NDeX is part of the Company’s Mortgage Default Processing Services segment.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information on the Company’s purchase price allocation for the aforementioned 2007 acquisitions. The allocation of the purchase price is as follows (in thousands):

			NDeX
	Feiwell &	Venture	Noncontrolling
	Hannoy	Publications	Interest Purchase	Total

Assets acquired and liabilities assumed at their estimated fair market values:
Long-term service contract	$15,300	$—	$—	$15,300
Property and equipment	565	33	—	598
Other finite-life intangible assets	—	1,530	13,357	14,887
Goodwill	5,044	1,910	—	6,954
Minority interest reduction	—	—	2,272	2,272
Operating liabilities assumed	(934)	—	—	(934)

Total consideration paid, including direct expenses	$19,975	$3,473	$15,629	$39,077

Pro Forma Information (unaudited):  Actual results of operations of the equity interests and assets acquired in 2009, 2008 and 2007, are included in the consolidated financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to these acquisitions as if the acquisitions in each year occurred on January 1, 2009, 2008 and 2007, respectively. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year (in thousands, except per share data):

	Pro Forma
	Years Ended December 31,
	2009	2008	2007

Total revenues	$289,487	$261,666	$228,945
Net income (loss) attributable to Dolan Media Company	35,082	18,502	(52,131)
Net income (loss) attributable to Dolan Media Company per share:
Basic	$1.17	$0.67	$(3.08)

Diluted	$1.16	$0.66	$(3.08)

Pro forma weighted average shares outstanding:
Basic	30,079	27,786	16,942

Diluted	30,164	27,911	16,942

Note 3.	Investments

Investments consisted of the following at December 31, 2009 and 2008 (in thousands):

	Accounting	Percent	December 31,
	Method	Ownership	2009	2008

Detroit Legal News Publishing, LLC	Equity	35	$15,479	$16,226
GovDelivery, Inc.	Equity	—	—	620

Total			$15,479	$16,846

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2009 and 2008, the equity (loss) in earnings is as follows (in thousands):

	Year Ended December 31,
	2009	2008

The Detroit Legal News Publishing, LLC	$4,853	$5,646
GovDelivery, Inc.	(238)	—

Total	$4,615	$5,646

In 2009, the Company recorded an adjustment representing its share of the losses of GovDelivery, Inc. since the Company’s original investment. This adjustment resulted from the Company’s application of the equity method of accounting for its investment in GovDelivery, Inc. in the third quarter of 2009. See below for more information regarding this change to the equity method of accounting.

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

The following table summarizes certain key information relative to the Company’s investment in DLNP as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	As of December 31,
	2009	2008

Carrying value of investment	$15,479	$16,226
Underlying finite-life customer list, net of amortization	8,921	10,429

	Years Ended December 31,
	2009	2008	2007

Equity in earnings of DLNP, net of amortization of customer list	$4,853	$5,646	$5,414
Distributions received	5,600	7,000	5,600
Amortization expense	1,508	1,508	1,459

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

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information for DLNP as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008, and 2007 is as follows (in thousands):

	As of December 31,
	2009	2008

Current assets	$14,919	$12,895
Noncurrent assets	5,677	5,639

Total assets	$20,596	$18,534

Current liabilities	$1,804	$1,881
Noncurrent liabilities	57	91
Members’ equity	18,735	16,562

Total liabilities and members’ equity	$20,596	$18,534

	For the Years Ended December 31,
	2009	2008	2007

Revenues	$39,258	$42,504	$38,382
Cost of revenues	13,082	13,849	12,402

Gross profit	26,176	28,655	25,980
Selling, general and administrative expenses	6,504	6,482	6,276

Operating income	19,672	22,173	19,704
Interest income, net	1	24	61
Local income tax	(1,500)	(1,756)	(128)

Net income	$18,173	$20,441	$19,637

Company’s 35% share of net income	$6,361	$7,154	$6,873
Less amortization of intangible assets	1,508	1,508	1,459

Equity in earnings of DLNP, LLC	$4,853	$5,646	$5,414

Estimated future intangible asset amortization expense in connection with the DLNP membership interest as of December 31, 2009, is as follows (in thousands):

For the year ending December 31,

2010	$1,508
2011	1,508
2012	1,508
2013	1,508
2014	1,508
Thereafter	1,381

Total	$8,921

GovDelivery, Inc.:  Until August 2009, the Company owned approximately 15.0% of the outstanding voting stock of GovDelivery, Inc. (on an as-converted basis) which it accounted for using the cost method of accounting because the Company did not have the ability to exert influence. In August 2009, the Company made an additional investment in GovDelivery by purchasing 1,000,000 shares of its preferred stock for $1.0 million. This additional investment increased the Company’s ownership in GovDelivery to approximately 21.9% (on an as-converted basis)

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and, as a result, the Company determined that it would account for its investment in GovDelivery using the equity method. As required by accounting standards, the Company retroactively applied the equity method of accounting to reflect that portion of GovDelivery’s income and losses attributable to its ownership from the date of its original investment. In 2009, the Company recorded $0.2 million as the adjustment representing its share of the losses of GovDelivery for 2009, and made an adjustment for $0.3 million (net of tax) as the adjustment representing its share of losses of GovDelivery for periods prior to 2009.

On December 31, 2009, in connection with GovDelivery’s merger with Internet Capital Group, the Company sold its investment in GovDelivery, Inc. for $3.6 million in cash, with an additional $0.6 million held back for the payment of indemnification claims pursuant to the terms of the merger agreement. The $0.6 million holdback has been treated as contingent payment, and therefore, the Company has not included it in the calculation of the gain on this transaction. Accordingly, the Company recorded a gain on its sale of this investment in 2009 in the amount of $2.4 million which has been included in other income in its consolidated statement of operations. When and if additional payments are received from the holdback amount, the Company will recognize these additional payments as a gain at that time.

In addition to the Company’s ownership of GovDelivery, James P. Dolan, the Company’s president and chief executive officer, personally owned approximately 1.0% of GovDelivery, Inc (on as-converted basis). He also served as a member of GovDelivery’s board of directors until his resignation in March 2008. In connection with the merger of GovDelivery described above, Mr. Dolan received $0.2 million for the sale of his interest.

Note 4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Lives (Years)	2009	2008

Land	N/A	$305	305
Buildings	30	2,601	2,526
Computers	2 - 5	9,624	8,274
Machinery and equipment	3 - 10	2,088	1,707
Leasehold improvements	3 - 8	4,548	4,322
Furniture and fixtures	3 - 7	5,779	5,122
Vehicles	4	43	43
Software	2 - 5	10,205	11,154
Software under development	N/A	220	627

		35,413	34,080
Accumulated depreciation and amortization		(19,956)	(12,642)

		$15,457	$21,438

Note 5.	Intangible Assets

Indefinite-Lived Intangible Assets:  Indefinite-lived intangible assets consist of trade names and goodwill. Trade names consist of trademarks and domain names associated with the Barrett-NDEx acquisition. The Company has determined that these trade names have an indefinite life and therefore will not be amortized. As of December 31, 2009, the trade names balance was $6.5 million. The Company had no balance for trade names as of December 31, 2008, because the Company did not, in its preliminary allocation of the Barrett-NDEx acquisition, allocate any amount of the purchase price to trade names. Upon the completion of its purchase

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting, the Company determined that $6.5 million of the purchase price was allocable to tradenames and is included in indefinite-lived intangible assets on the balance sheet.

Goodwill represents the excess of the cost of an acquired entity over the fair value of the net assets acquired and assumed liabilities. The following table represents the balance as of December 31, 2009, 2008, and 2007, and changes in goodwill by segment for the years ended December 31, 2009 and 2008 (in thousands):

	Mortgage
	Default	Litigation
	Processing	Support	Business
	Services	Services	Information	Total

Balance as of December 31, 2007	$12,567	$7,845	$58,632	$79,044
Venture Publications, Inc.	—	—	600	600
Barrett-NDEx	39,339	—	—	39,339

Balance as of December 31, 2008	$51,906	$7,845	$59,232	$118,983
Barrett-NDEx	77,588	—	—	77,588
Albertelli	2,215	—	—	2,215
DiscoverReady	—	17,257	—	17,257

Balance as of December 31, 2009	$131,709	$25,102	$59,232	$216,043

The change in goodwill in the Mortgage Default Processing Services segment resulted from the completion, in 2009, of the valuation of the assets acquired in the 2008 Barrett-NDEx acquisition as well as the $13.0 million earnout paid in 2009, which the Company recorded as an addition to goodwill in connection with the satisfaction of the $28.0 million adjusted EBITDA earnout target. In addition, the Company recorded additions to goodwill of $2.2 million in the Mortgage Default Processing Services segment and $17.3 million in the Litigation Support Services division as a result of the Albertelli and DiscoverReady acquisitions, respectively. See Note 2 for more information about these acquisitions.

The Company tests its indefinite-lived intangible assets for impairment on an annual basis using a November 30 measurement date. For purposes of this testing, the Company has four reporting units: its Business Information segment, its Mortgage Default Processing Services segment, and the two subsidiaries in its Litigation Support Services segment: Counsel Press and DiscoverReady. The Company tests all finite-life intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. It conducts interim impairment tests of its indefinite-lived intangible assets whenever circumstances or events indicate that it is more likely than not that the fair value of one of its reporting units is below its carrying value. Circumstances that could represent triggering events and therefore require an interim impairment test of indefinite-lived intangible assets or evaluation of our finite-life intangible assets or other long lived assets include the following: loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry, economic or regulatory changes or a significant decline in market capitalization. The Company has completed its annual test for impairment of goodwill and has determined that there is no impairment of our goodwill for the year ended December 31, 2009.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-Life Intangible Assets:  The following table summarizes the components of finite-life intangible assets as of December 31, 2009 and 2008 (in thousands except amortization periods):

		As of December 31, 2009			As of December 31, 2008
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Mastheads	30	$11,965	$(2,196)	$9,769	$11,965	$(1,796)	$10,169
Customer lists	2-15	72,601	(18,723)	53,878	45,110	(13,734)	31,376
Noncompete agreements	4-5	5,302	(2,488)	2,814	5,750	(666)	5,084
Long-term service contracts	15-25	135,146	(19,872)	115,274	213,877	(10,779)	203,098
Customer relationships	7-14	6,605	(2,103)	4,502	6,605	(1,415)	5,190
Trademark/domain names	10	1,625	(27)	1,598	—	—	—
Trade names	15	5,918	(66)	5,852	—	—	—

Total intangibles		$239,162	$(45,475)	$193,687	$283,307	$(28,390)	$254,917

Total amortization expense for finite-life intangible assets for the years ended December 31, 2009, 2008 and 2007 was approximately $17.1 million, $11.8 million, and $7.5 million, respectively.

Estimated annual future intangible asset amortization expense as of December 31, 2009, is as follows (in thousands):

2010	$15,795
2011	15,709
2012	14,736
2013	14,501
2014	13,047
Thereafter	119,899

Total	$193,687

Note 6.  Long-Term Debt, Capital Lease Obligation

At December 31, 2009 and 2008, long-term debt consisted of the following (in thousands):

	December 31,
	2009	2008

Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$143,450	$153,750
Senior variable-rate revolving note due August 8, 2012	8,000	—

Total senior secured debt	151,450	153,750
Unsecured note payable	8,000	1,746
Capital lease obligations	515	2

	159,965	155,498
Less current portion	22,005	12,048

Long-term debt, less current portion	$137,960	$143,450

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Debt:  The Company and its consolidated subsidiaries have a credit agreement with U.S. Bank, NA and other syndicated lenders, referred to collectively as U.S. Bank, for a $200.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of August 8, 2014 and a revolving credit facility in an aggregate amount of up to $150.0 million with a final maturity date of August 8, 2012. The credit facility is governed by the terms and conditions of a Second Amended and Restated Credit Agreement dated August 8, 2007, as amended by the First Amendment to Second Amended and Restated Credit Agreement dated July 28, 2008 and the Second Amendment to Second Amended and Restated Credit Agreement dated November 2, 2009 (both described below). In accordance with the terms of this credit agreement, if at any time the outstanding principal balance of revolving loans under the revolving credit facility exceeds $25.0 million, these revolving loans will convert to an amortizing term loan, in the amount that the Company designates if it gives notice, due and payable in quarterly installments with a final maturity date of August 8, 2014.

During the year ended December 31, 2009, the Company’s net borrowings under its revolving credit facility were $8.0 million, which the Company used in part to fund acquisitions. At December 31, 2009, the Company had net unused available capacity of approximately $32.0 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility. The Company expects to use the remaining availability under this credit facility, if needed, for working capital, potential acquisitions, and other general corporate purposes.

As noted above, the Company and its consolidated subsidiaries entered into a First Amendment to the Second Amended and Restated Credit Agreement on July 28, 2008, in connection with the acquisition of Barrett-NDEx. The amendment (1) reduced the senior leverage ratio the Company and its consolidated subsidiaries are required to maintain as of the last day of each fiscal quarter from no more than 4.50 to 1.00 to no more than 3.50 to 1.00 and (2) increased the interest rate margins charged on the loans under the credit facility to up to 1.0%. The Company paid $0.4 million in fees in connection with this amendment. In connection with the acquisition of DiscoverReady LLC, the Company and its consolidated subsidiaries entered into a Second Amendment to the credit agreement, under the terms of which the lenders consented to the acquisition of DiscoverReady and no changes were made to the material terms of the credit agreement. The Company paid $0.5 million in fees to the lenders in connection with this amendment.

The credit facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its subsidiaries, including a pledge of all of the stock of such subsidiaries except for the noncontrolling interest in NDeX and DiscoverReady. See Note 12 for information regarding noncontrolling interest. Borrowings under the credit facility accrue interest, at the Company’s option, based on the prime rate or LIBOR plus a margin that fluctuates on the basis of the ratio of the Company’s total liabilities to the Company’s pro forma EBITDA. The margin on prime rate loans may fluctuate between 0% and 1.25% on the prime rate loans and between 0% and 3.25% for LIBOR loans. If the Company elects to have interest accrue (i) based on the prime rate, then interest is due and payable on the last day of each month, or (ii) based on LIBOR, then interest is due and payable at the end of the applicable interest period that the Company elected, provided that if the applicable interest period is longer than three months, interest will be due and payable in three month intervals.

At December 31, 2009, the weighted-average interest rate on the senior term note was 2.8%. The Company is also required to pay customary fees with respect to the credit facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the revolving portion of its credit facility.

The credit facility includes negative covenants, including restrictions on the Company’s and its consolidated subsidiaries’ ability to incur debt, grant liens, consummate certain acquisitions, mergers, consolidations and sales of all or substantially all of its assets, pay dividends, redeem or repurchase shares, or make other payments in respect of capital stock to its stockholders. The credit facility contains customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. The credit facility also requires that, as of the last day of any fiscal quarter, the Company and its consolidated subsidiaries not permit their senior leverage ratio to be more that

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.50 to 1.00 and fixed charge coverage ratio to be not less than 1.20 to 1.0. Additionally, if the Company receives proceeds from the future sale of its securities, the Company is required to prepay to U.S. Bank fifty percent of such cash proceeds (net of cash expenses paid in connection with such sale) in payment of any then-outstanding debt unless U.S. Bank waives the requirement.

Unsecured Notes Payable:  On January 8, 2007, in connection with the acquisition of Feiwell & Hannoy’s mortgage default processing services business and as partial payment of the purchase price, NDeX issued a non-interest bearing promissory note in favor of Feiwell & Hannoy in the principal amount of $3.5 million (discounted at 13%). The note was payable in two equal annual installments of $1.75 million, with the first installment paid on January 9, 2008, and the second installment paid on January 9, 2009.

On December 31, 2009, the Company agreed to pay $8.0 million in installments to the sellers of an aggregate 71,230 common units of NDeX in accordance with a common unit purchase agreement entered that date. This amount will be paid in full by May 2010 and is non-interest bearing and unsecured. See Note 2 for additional information relating to this transaction.

Approximate future maturities of total debt are as follows (in thousands):

2010	$22,005
2011	18,542
2012	25,018
2013	33,200
2014 and thereafter	61,200

Total	$159,965

See Note 17 for information about unsecured notes payable the Company entered after December 31, 2009, for an aggregate $8.5 million in connection with the purchase of additional common units in NDeX in January 2010 from the Trott sellers, and the redemption of Feiwell & Hannoy’s interest in NDeX in February 2010.

Note 7.  Common and Preferred Stock

Common Stock.  At December 31, 2009, the Company had 70,000,000 shares of common stock authorized and 30,326,437 shares of common stock outstanding. In 2009, the Company issued restricted shares of common stock to management and certain executive management employees (see Note 14), as well as 248,000 unregistered shares of its common stock, as partial consideration, to the Trott sellers (see Note 2).

Preferred Stock.  The Company has 5,000,000 shares of preferred stock authorized and no shares outstanding. At December 31, 2008, all authorized shares of preferred stock were undesignated. On January 29, 2009, the Company’s board of directors designated 5,000 shares of Series A Junior Participating Preferred Stock, which are issuable upon the exercise of rights as described in the Stockholder Rights Plan adopted by the Company on the same date. The rights to purchase 1/10,000 of a share of the Series A Junior Participating Preferred Stock were issued to the Company’s stockholders of record as of February 9, 2009.

Note 8.  Employee Benefit Plans

The Company sponsors a defined contribution plan for substantially all employees. Company contributions to the plan are based on a percentage of employee contributions. The Company’s cost of the plan was approximately $1.5 million, $1.1 million and $1.0 million, in each of 2009, 2008, and 2007, respectively.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.  Leases

The Company leases office space and equipment under certain noncancelable operating leases that expire in various years through 2027. Rent expense under operating leases in 2009, 2008 and 2007 was approximately $6.2 million, $5.2 million and $4.3 million, respectively. Our wholly-owned subsidiary, Lawyers Weekly Inc., and NDeX sublease office space from Trott & Trott, in a building owned by a partnership, NW13 LLC, a majority of which is owned by David A. Trott, one of our executive officers (See Note 12 for a description of other relationships between David A. Trott and us).

Approximate future minimum lease payments under noncancelable operating leases are as follows (in thousands):

	NW13	Other	Total

Year ending December 31:
2010	$356	$5,889	$6,245
2011	367	5,334	5,701
2012	67	3,940	4,007
2013	—	2,979	2,979
2014	—	1,760	1,760
Thereafter	—	6,441	6,441

	$790	$26,343	$27,133

Note 10.  Income Taxes

Components of the provision for income taxes at December 31, 2009, 2008 and 2007 are as follows (in thousands):

	December 31,
	2009	2008	2007

Current federal income tax expense	$14,795	$6,859	$6,657
Current state and local income tax expense	1,469	1,615	954
Deferred income tax	2,306	735	252

	$18,570	$9,209	$7,863

The total income tax expense differs from the expected tax expense (benefit) from continuing operations, computed by applying the federal statutory rate to the Company’s income (loss) before income taxes, as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Tax benefit at statutory federal income tax rate	$18,608	$9,022	$(14,870)
State income tax benefit, net of federal effect	1,556	799	596
Nontaxable life insurance proceeds	(590)	—	—
Non-deductible interest expense on preferred stock	—	—	23,146
Other permanent items	251	181	281
Noncontrolling interest not subject to federal tax	(1,255)	(793)	(1,290)

	$18,570	$9,209	$7,863

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows: (in thousands)

	December 31,
	2009	2008

Deferred tax assets:
Accruals	$61	$138
Allowance for doubtful accounts	297	499
Interest rate swap	561	1,032
Deferred rent	553	569
Stock compensation	1,042	432
Redeemable noncontrolling interest in NDeX	2,557	—
Other	725	617

	5,796	3,287

Deferred tax liabilities:
Amortization and depreciation	(4,162)	(5,051)
Partnership investments	(9,475)	(15,865)
Prepaid expenses	(319)	(240)

	(13,956)	(21,156)

Net deferred tax liabilities	$(8,160)	$(17,869)

In the year ended December 31, 2009, the Company completed its purchase price allocation relating to the Barrett-NDEx acquisition. This resulted in a reduction of the estimated net deferred tax liabilities related to intangible assets from $13.0 million to $7.2 million due to changes in the tax basis of those assets and goodwill from the Company’s preliminary purchase price allocation.

The components giving rise to the net deferred income tax liabilities described above have been included in the accompanying consolidated balance sheets as follows (in thousands):

	December 31,
	2009	2008

Long-term liabilities	(8,160)	(17,869)

Net deferred tax liabilities	$(8,160)	$(17,869)

The Company recognizes the tax effects of an uncertain tax position only if it is more-likely-than-not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an “unrecognized tax benefit.” The change in gross unrecognized tax benefits for the years ended December 31, 2009 and 2008 are as follows: (in thousands)

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2009	2008

Unrecognized tax benefits balance at January 1	$277	$262
Increase for tax positions taken in a prior year	440	—
Increase for tax positions taken in the current year	52	39
Settlements with taxing authorities	—	—
Lapse of the statue of limitations	(112)	(24)

Unrecognized tax benefits balance at December 31	$657	$277

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $0.6 million as of December 31, 2009.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in its consolidated statement of operations. As of December 31, 2009 and 2008, the Company had less than $0.1 million of accrued interest related to uncertain tax positions. The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

The Company is subject to U.S. federal income tax, as well as income tax of multiple state jurisdictions. With limited exceptions, tax years prior to 2006 are no longer open to federal, state and local examination by taxing authorities. The Company is not currently under examination in any jurisdiction; however, the state of New York has notified the Company that it will be examining the Company’s 2006 through 2008 New York state tax returns in 2010. In 2008, the Internal Revenue Service commenced and completed an audit of the Company’s federal tax returns for the years ended December 31, 2006 and 2005. Their examination resulted in an additional income tax expense of $0.1 million for 2008.

Note 11.  Other Income

In 2009, the Company recorded a net gain of $1.4 million on a company-owned life insurance policy on the life of Michael Barrett, a senior officer of Barrett-NDEx, who passed away in January 2009. This net gain includes a reduction for a $0.5 million contribution the Company made to Southern Methodist University Dedman School of Law from the life insurance proceeds, to establish a scholarship fund in Mr. Barrett’s name.

Also, in 2009, the Company recorded a gain on its sale of its investment in GovDelivery in the amount of $2.4 million. See Note 3 for more information about the sale of the Company’s investment in GovDelivery.

Note 12.  Major Customers and Related Parties

NDeX.  NDeX has eight law firm customers and, of those customers, Trott & Trott and the Barrett law firm (which comprises two of NDeX’s law firm customers) comprised 73.4% and 70.4% of NDeX’s total revenues and 41.7% and 31.3% of the Company’s total revenues in each of 2009 and 2008, respectively. NDeX has entered long term services agreements with its law firm customers that provide for the exclusive referral of mortgage default and other files for processing. NDeX’s services agreement with Trott & Trott expires in 2021, but automatically renews for up to two successive ten year periods unless either party elects to terminate the term then-in-effect upon prior written notice. NDeX’s services agreements with the Barrett law firm expire in 2033, but automatically renew for successive five year periods unless either party elects to terminate the term then-in-effect upon prior notice. Both Trott & Trott and the Barrett law firm, along with NDeX’s other law firm customers, pay NDeX monthly for its services. In 2009, NDeX agreed with both Trott & Trott and the Barrett law firm to change the fixed fees that NDeX receives under each of their respective service agreement.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and accounts receivables from services provided to Trott & Trott and the Barrett law firm were as follows:

		Barrett Law Firm
	Trott & Trott	(and Affiliates)

As of and for the year ended December 31, 2009
Revenues	$43,534	$66,101
Accounts receivable*	$4,380	$13,373
As of and for the year ended December 31, 2008
Revenues	$41,266	$18,269
Accounts receivable*	$4,052	$6,386

*	Includes billed and unbilled services

David A. Trott, chairman and chief executive officer of NDeX, is also the managing attorney and majority shareholder of Trott & Trott. Until February 2008, Trott & Trott also owned a 9.1% interest in NDeX, when it assigned its interest in NDeX to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including Mr. Trott and NDeX’s two executive vice presidents in Michigan. Together, these three individuals owned approximately 98.0% of APC Investments. APC Investments’ interest in NDeX was diluted to 7.6% in connection with the acquisition of Barrett-NDEx on September 2, 2008. On December 1, 2009, APC Investments distributed all of its ownership interest in NDeX to each of its members, which resulted in Mr. Trott having an aggregate 5.1% direct ownership interest in NDeX and NDeX’s two vice presidents in Michigan, having an aggregate 2.3% ownership interest in NDeX, together. On December 31, 2009, the Company acquired a portion of the NDeX ownership interest that was formerly held by APC Investments from its members, including Mr. Trott, for an aggregate $8.0 million and 248,000 shares of the Company’s common stock. As a result of this transaction, Mr. Trott sold the Company 48,348 common units in NDeX, representing a 3.5% ownership interest and the Company issued to Mr. Trott 168,644 shares of its common stock, having an aggregate fair market value of $1.8 million on December 31, 2009, using the reported closing sales price on that date. The Company will pay him $5.4 million pursuant to the terms of the common unit purchase agreement. See Note 2 for more information about this transaction. See Note 17 for information about a common unit purchase agreement the Company entered with Mr. Trott and the other former members of APC Investments in January 2010 to acquire their remaining interests in NDeX.

NDeX also pays Net Director, LLC and American Servicing Corporation for services provided to NDeX. Mr. Trott has an 11.1% and 50.0% ownership interest in Net Director and American Servicing Corporation, respectively, and, in 2009, NDeX paid Net Director and American Servicing Corporation approximately $0.1 million and $0.3 million, respectively. Mr. Trott and his family members own 80.0% of Legal Press, LLC, which owns 10.0% of the outstanding membership interests of DLNP, in which the Company owns a 35.0% interest. In addition, Mr. Trott serves as a consultant to DLNP under a consulting agreement and Trott & Trott has an agreement with DLNP to publish its foreclosure notices in DLNP’s publications.

See Note 17 for information about a related party transaction we entered with David A. Trott after December 31, 2009, to pay him an additional $3.4 million (exclusive of interest) in connection with the purchase of additional common units.

The sellers of Barrett-NDEx or their designees, a number of who are key attorneys or shareholders of the Barrett law firm and also employees of NDeX, hold, together, an aggregate 6.1% noncontrolling interest in NDeX. Feiwell & Hannoy P.C., another NDeX customer, holds a 1.7% noncontrolling interest in NDeX. The shareholders of Feiwell & Hannoy are also employed by NDeX as its senior executives in Indiana. At December 31, 2009, Mr. Trott held a 1.6% noncontrolling interest in NDeX and the other APC Investments’ former members, including

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NDeX’s two executive vice presidents in Michigan, owned an aggregate 0.8% noncontrolling interest in NDeX. The Barrett law firm owns a 5% interest in Net Director, to which NDeX paid $0.1 million in the aggregate in 2009.

During 2009, the Company paid distributions to each of the holders of noncontrolling interest in NDeX pursuant to the terms of the operating agreement. Those distributions were:

Noncontrolling Interest Holder	Total Distributions

APC Investments former members (as a group)	$1,608
Feiwell & Hannoy, P.C.	362
Sellers of Barrett-NDEx (as a group)	1,270

DiscoverReady LLC.  The 15% noncontrolling interest in DiscoverReady is held by DR Holdco LLC, which is owned by key employees, including its Chief Executive Officer and President, of DiscoverReady. During 2009, DiscoverReady’s top two customers, both of whom are financial services companies, accounted for more than 65%, in the aggregate of DiscoverReady’s total revenues (which includes the 10-month period when we did not own DiscoverReady).

Note 13.  Reportable Segments

The Company has two operating divisions: Professional Services and Business Information and three reportable segments: (1) Mortgage Default Processing Services; (2) Litigation Support Services; and (3) Business Information. The Mortgage Default Processing Services and Litigation Support Services segments are part of the Professional Services Division as these segments provide professional services supporting, primarily, attorneys and/or their clients. The Business Information segment is part of the Business Information Division. The Company determined its reportable segments based on the types of products sold and services performed. The Mortgage Default Processing Services segment generates revenue from NDeX, which provides mortgage default processing and related services to its law firm customers and also directly to loan servicers and mortgage lenders in California. The Litigation Support Services segment generates revenue by providing discovery management and document review services through DiscoverReady LLC and appellate services through Counsel Press, LLC. Both of these operating segments generate revenues through fee-based arrangements. The Business Information segment provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information segment generates revenues primarily from display and classified advertising (including events), public notices, and circulation and other (primarily consisting of subscriptions). Prior to the acquisition of DiscoverReady in 2009, the Company operated in two reportable segments: Professional Services (which comprised the subsidiaries NDeX and Counsel Press) and Business Information. The Company has presented prior year amounts within this Note 13 to reflect its new reportable segments.

Information as to the operations of the Company’s three segments as presented to and reviewed by the chief operating decision maker, who is its chief executive officer, is set forth below. Segment assets or other balance sheet information is not presented to the Company’s chief operating decision maker. Accordingly, the Company has not presented information relating to segment assets. Furthermore, all of the Company’s revenues are generated in the United States. Unallocated corporate level expenses, which include costs related to the administrative functions performed in a centralized manner and not attributable to particular segments (e.g., executive compensation expense, accounting, human resources and information technology support), are reported in the reconciliation of the segment totals to related consolidated totals as “Corporate” items. There have been no significant intersegment transactions for the periods reported.

These segments reflect the manner in which the Company sells its products and services to the marketplace and the manner in which it manages its operations and makes business decisions. The tables below reflect summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2009, 2008 and 2007.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segments

	Professional Services
	Mortgage	Litigation
	Default	Support	Business
	Processing	Services	Information	Corporate	Total
	(In thousands)

2009
Revenues	$151,479	$21,056	$90,382	$—	$262,917
Direct and selling, general and administrative expenses	95,215	14,671	63,791	11,939	185,616
Amortization and depreciation	18,790	1,605	5,265	864	26,524
Equity in earnings of affiliates	—	—	4,615	—	4,615

Operating income (loss)	$37,474	$4,780	$25,941	$(12,803)	$55,392

2008
Revenues	$84,553	$14,943	$90,450	$—	$189,946
Direct and selling, general and administrative expenses	52,895	10,608	69,488	9,314	142,305
Break-up fee	—	—	—	1,500	1,500
Amortization and depreciation	10,527	1,225	4,965	853	17,570
Equity in earnings of affiliates	—	—	5,646	—	5,646

Operating income (loss)	$21,131	$3,110	$21,643	$(11,667)	$34,217

2007
Revenues	$51,899	$15,116	$84,974	$—	$151,989
Direct and selling, general and administrative expenses	30,256	10,410	63,373	9,791	113,830
Amortization and depreciation	5,229	1,212	4,437	520	11,398
Equity in earnings of affiliates	—	—	5,414	—	5,414

Operating income (loss)	$16,414	$3,494	$22,578	$(10,311)	$32,175

Note 14.	Share-Based Compensation

The Company currently has in place the 2007 Incentive Compensation Plan, which was adopted by the Board of Directors in July 2007 and amended and restated in March 2010. Under this plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, substitute awards and dividend awards to employees of the Company, non-employee directors of the Company or consultants engaged by the Company.

Also in 2007, the Board adopted the Dolan Media Company Employee Stock Purchase Plan, which was approved by the stockholders. The Employee Stock Purchase Plan allows the employees of the Company and its subsidiary corporations to purchase shares of the Company’s common stock through payroll deductions. The Company has not yet determined when it will make the benefits under this plan available to employees. The Company has reserved 900,000 shares of its common stock for issuance under this plan and there are no shares issued and outstanding under this plan.

The Company recognizes compensation cost relating to share-based payment transactions in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company uses the

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes option pricing model in deriving the fair value estimates of share-based awards. All inputs into the Black-Scholes model are estimates made at the time of grant. The Company estimates the expected life of options based on the expected holding period of the option holder to determine the expected life of options it had granted. The risk-free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company also makes assumptions with respect to expected stock price volatility based upon a mix of the volatility of the price of its own common stock and the average historical volatility of a select peer group of similar companies. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period. Forfeitures of share-based awards are estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipients. For stock options issued, the Company has assumed a five percent forfeiture rate for all awards issued to non-executive management employees and non-employee directors, and a zero percent forfeiture rate for all awards issued to executive management employees. For restricted stock issued, the Company has assumed a nine percent forfeiture rate on all restricted stock awards issued to non-management employees, a five percent forfeiture rate on all restricted stock awards issued to non-executive management employees, and a zero percent forfeiture rate on restricted stock awards issued to a limited number of executive employees.

Total share-based compensation expense for years ended December 31, 2009, 2008 and 2007, was approximately $2.6 million, $1.9 million and $1.0 million, respectively, before income taxes.

The Company has reserved 2,700,000 shares of its common stock for issuance under its incentive compensation plan, of which there were 734,144 shares available for issuance under the plan as of December 31, 2009.

Stock Options.  The Company issued incentive stock options in 2006 which are all fully vested and expire ten years from the date of grant. At December 31, 2009, there were 102,625 incentive stock options vested. The non-qualified stock options issued in 2009, 2008, and 2007 were issued to executive management, non-executive management employees and non-employee directors under the 2007 Incentive Compensation Plan. The options issued under this plan vest in four equal annual installments commencing on the first anniversary of the grant date. The options expire seven years after the grant date. At December 31, 2009, there were 473,508 non-qualified stock options vested.

Share-based compensation expense for the options for the years ended December 31, 2009, 2008 and 2007, was approximately $1.7 million, $1.3 million and $0.5 million, respectively, before income taxes.

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.

For the year ended December 31, 2009, net cash proceeds from the exercise of stock options was immaterial.

The following weighted average assumptions were used to estimate the fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	48.0%	28.0%	28.0%
Risk free interest rate	2.0%	3.0 - 3.27%	3.39 - 4.60%
Expected term of options	4.75 years	4.75 years	4.75 years
Weighted average grant date fair value	$5.35	$4.89 - $5.42	$4.76

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents stock option activity for the year ended December 31, 2009:

				Weighted Average
		Weighted Average		Remaining
	Number of	Grant Date Fair	Weighted Average	Contractual Life
	Shares	Value	Exercise Price	(in Years)

Outstanding options at December 31, 2008	1,352,992	$4.54	$14.21	6.06
Granted	414,882	5.35	12.51	—
Exercised	(9,875)	1.35	2.22	—
Canceled or forfeited	(128,239)	4.98	14.66	—

Outstanding options at December 31, 2009	1,629,760	4.73	13.81	5.37

Options exercisable at December 31, 2009	576,133	$4.19	$12.74	5.12

At December 31, 2009, the aggregate intrinsic value of options outstanding and options exercisable was $0.8 million. At December 31, 2009, there was approximately $4.1 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Grants.  The restricted shares issued to non-executive management employees, as well as a limited number of executive management employees, vest in four equal annual installments commencing on the first anniversary of the grant date. The restricted shares issued to non-management employees vest in five equal installments commencing on the date of grant and each of the four anniversaries of the grant date. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period.

A summary of the Company’s nonvested restricted stock as of December 31, 2009, is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value

Nonvested, December 31, 2008	149,296	$15.30
Granted	129,990	12.51
Vested	(43,678)	15.16
Canceled or forfeited	(16,104)	14.45

Nonvested, December 31, 2009	219,504	$13.74

Share-based compensation expense related to grants of restricted stock for the year ended December 31, 2009, 2008, and 2007 was approximately $0.9 million, $0.6 million, and $0.5 million, respectively, before income taxes. Total unrecognized compensation expense for unvested restricted shares of common stock as of December 31, 2009 was approximately $2.2 million, which is expected to be recognized over a weighted average period of 2.7 years.

Note 15.	Contingencies and Commitments

Litigation.  From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. Although the outcome of these matters cannot presently be determined, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

NDeX.  Each of the holders of the noncontrolling interest in NDeX has the right to require NDeX to repurchase all or any portion of the NDeX equity interest held by them. For the former members of APC Investments (also referred to in these notes as the Trott sellers) and Feiwell & Hannoy, this right was exercisable until February 7, 2010.

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the sellers of Barrett-NDEx or their transferees, each as members of NDeX, this right is exercisable for a period of six months following September 2, 2012. To the extent any noncontrolling interest holder of NDeX timely exercises this right, the purchase price would be based upon 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would be payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%. If both the former members of APC Investments and Feiwell & Hannoy had exercised their respective put rights at December 31, 2009, NDeX would have been obligated to pay an aggregate of $8.3 million, payable in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%. See Note 17 for information about the Company’s purchase of the noncontrolling interest of the former members of APC Investments and the redemption of Feiwell & Hannoy’s noncontrolling interest in NDeX pursuant to the exercise of its put right, both occurring after December 31, 2009.

DiscoverReady.  Under the terms of the DiscoverReady limited liability agreement, DR Holdco has the right, for a period of ninety days following November 2, 2012, to require DiscoverReady to repurchase all or any portion of its equity interest in DiscoverReady. To the extent that DR Holdco timely exercises this right, the purchase price of such equity interest will be based on the fair market value of such interest. During that same period, the Company also has the right to require DR Holdco to sell its entire equity interest in DiscoverReady to it. If the Company timely exercises its right, it would pay DR Holdco an amount based on the fair market value of the equity interest. These rights generally may be exercised by an individual holder of DR Holdco interests upon termination.

Note 16.	Selected Quarterly Financial Data (unaudited)

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes.

Quarterly Financial Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Unaudited)
	(In thousands)

2009
Revenues	$63,936	$67,040	$62,344	$69,597	$262,917
Operating income	14,442	16,317	11,472	13,161	55,392
Net income attributable to Dolan Media Company	8,647	8,206	5,870	8,090	30,813
Net income attributable to Dolan Media Company per share — Basic	0.29	0.27	0.20	0.27	1.03
Net income attributable to Dolan Media Company per share — Diluted	0.29	0.27	0.20	0.27	1.03
2008
Revenues	$41,511	$41,553	$47,884	$58,998	$189,946
Operating income	9,762	8,194	6,310	9,951	34,217
Net income attributable to Dolan Media Company	4,007	4,397	2,453	3,446	14,303
Net income attributable to Dolan Media Company per share — Basic	0.16	0.18	0.09	0.12	0.53
Net income attributable to Dolan Media Company per share — Diluted	0.16	0.17	0.09	0.12	0.53

DOLAN MEDIA COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of significant events occurring in 2009 and 2008 that may assist in reviewing the information provided above follows:

2009. On October 1, 2009, the Company acquired the mortgage default processing and related services business of the Albertelli sellers. On November 2, 2009, the Company acquired a majority interest in DiscoverReady LLC, a provider of discovery management and document review services. On December 31, 2009, the Company recorded a gain of $2.4 million related to the sale of its interest in GovDelivery.

2008. On February 25, 2008, the Company acquired the mortgage default processing services business of Wilford and Geske. On July 28, 2008, the Company sold and issued 4,000,000 shares of its common stock to 24 accredited investors under the terms of a securities purchase agreement to fund, in part, the acquisition of Barrett-NDEx. On September 2, 2008, the Company acquired Barrett-NDEx, and, as partial consideration, issued 825,528 shares of its common stock to the sellers of Barrett-NDEx or their designees, as applicable.

Note 17.	Subsequent Events

Acquisition of Noncontrolling Interest in NDeX.  On January 4, 2010, the Company acquired a 2.4% interest in NDeX, for an aggregate $5.0 million, $2.0 million of which the Company will pay in two equal installments of $1.0 million on each of June 1, 2010 and July 1, 2010 under the terms of a common units purchase agreement with the Trott sellers, including one of our executive officers, David A. Trott. The Company will pay the remaining $3.0 million in 29 equal monthly installments, beginning August 1, 2010. Interest accrues on any portion of the $3.0 million principal amount remaining at a rate of 4.25%. This transaction included the Company’s purchase of a 1.7% ownership interest from Mr. Trott and the Company will pay him $3.4 million (exclusive of interest) pursuant to the terms of the common unit purchase agreement. This is in addition to the $5.4 million the Company will pay to Mr. Trott and 168,644 shares the Company issued to him in connection with the purchase of other common units on December 31, 2009. (See Note 12).

Interest Rate Swap Agreement.  On January 4, 2010, the Company entered into an interest rate swap agreement to manage the risk associated with a portion of its floating rate long-term debt, and to replace and expand that portion of the current swap agreement that matures on February 22, 2010. The Company does not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the new swap agreement is $50 million through December 31, 2012, $35 million from December 31, 2012 through December 31, 2013, and $25 million from December 31, 2013 through June 30, 2014. The Company has designated this swap as a cash flow hedge and has determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge will be recorded in other comprehensive income until income from the cash flows of the hedged item is realized.

Redemption of Noncontrolling Interest of Feiwell & Hannoy in NDeX.  On February 28, 2010, NDeX redeemed a 1.7% ownership interest in NDeX, from Feiwell & Hannoy, who timely exercised its put right as defined in the NDeX operating agreement. NDeX redeemed these common units for $3.5 million, which is payable to Feiwell & Hannoy over a period of three years, in quarterly installments, beginning on March 1, 2010, with interest accruing at a rate of 5.25%.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria described in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

In making this assessment as of December 31, 2009, we have excluded the mortgage default processing and related services business of the Albertelli sellers, acquired on October 1, 2009, and the operations of DiscoverReady LLC, acquired on November 2, 2009. The financial statements of the mortgage default processing and related services business of the Albertelli sellers reflect total assets and total revenues of 3.8% and 0.9% , respectively, of our consolidated financial amounts as of and for the year ended December 31, 2009. The financial statements of DiscoverReady LLC reflect total assets and total revenues of 8.4% and 2.3% , respectively, of our consolidated financial amounts as of and for the year ended December 31, 2009. We have excluded these businesses because we have not had sufficient time to make an assessment of their respective internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding these businesses from our assessment, we have considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant and the Division of Corporate Finance on June 24, 2004, as revised on September 24, 2007, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

McGladrey & Pullen, LLP, the independent registered accounting firm who audited our consolidated financial statements, has also audited the effectiveness our internal control over financial reporting as of December 31, 2009 as described in their report on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Dolan Media Company

We have audited Dolan Media Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dolan Media Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting in this Annual Report on Form 10-K of Dolan Media Company for the year ended December 31, 2009. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As described in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management has excluded the mortgage default processing services business of James E. Albertelli, P.A. and the operations of DiscoverReady from its assessment of internal control over financial reporting as of December 31, 2009, because these businesses were acquired by the Company on October 1, 2009, and November 2, 2009, respectively. We have also excluded those acquired businesses, which together comprise approximately 12% and 3%, respectively, of consolidated assets and revenues as of and for the year ended December 31, 2009, from our audit of internal control over financial reporting.

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

In our opinion, Dolan Media Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Dolan Media Company as of December 31, 2009 and 2008 and for each of the years in the three year period ended December 31, 2009, and our report dated March 8, 2010, expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Minneapolis, Minnesota
March 8, 2010

Item 9B.	Other Information

None.

PART III

We have incorporated by reference information required by Part III into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders. We expect to file our proxy statement with the SEC pursuant to Regulation 14A on or around April 5, 2010, but will file it, in no event later than 120 days after December 31, 2009. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our proxy statement, no other portions of the proxy statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

We have incorporated into this item by reference the information provided under “Proposal 1 — Election of Directors,” “Executive Officers,” “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Our Code of Ethics and Business Conduct Policies” and “Audit Committee” in our proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2009. On December 31, 2009, we had one active equity compensation plan, the 2007 Incentive Compensation Plan. Our board of directors and stockholders have also approved an Employee Stock Purchase Plan, having an effective date after December 31, 2007. We have not yet determined when or if we will implement the Employee Stock Purchase Plan.

			Number of securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding	options,	(excluding securities
	options, warrants	warrants and	reflected in first
Plan category	and rights	rights	column)

Equity compensation plans approved by security holders 2007 Incentive Compensation Plan	1,629,760	$13.81	734,144	(1)
Employee Stock Purchase Plan	—	—	900,000

Subtotal	1,629,760	$13.81	1,634,144

Equity compensation plans not approved by security holders	—	—	—

Total	1,629,760	$13.81	1,634,144

(1)	Includes 16,104 shares of restricted stock that were forfeited by grantees during 2009, which are available to be reissued under the 2007 Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

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

b.	Exhibits

Exhibit
No.	Title	Method of Filing

2.1	Membership Interests Purchase Agreement by and among DiscoverReady LLC, DR Holdco LLC, Steven R. Harber, David Shub, James K. Wagner, Paul Yerkes, C. Parkhill Mays and Dolan Media Company dated November 2, 2009	Incorporated by reference to Exhibit 2.1 of our quarterly report on Form 10-Q filed with the SEC on November 6, 2009. The schedules and exhibit to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted schedules and exhibits.

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed with the SEC on September 14, 2007.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed with the SEC on December 18, 2008.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of Dolan Media Company	Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed with the SEC on February 3, 2009.

Exhibit
No.		Title	Method of Filing

4.1		Specimen Stock Certificate	Incorporated by reference to Exhibit 4 of our amendment to registration statement on Form S-1/A filed with the SEC on July 16, 2007 (Registration No. 333-142372).

4.2		Rights Agreement, dated as of January 29, 2009, by and between Dolan Media Company and Mellon Investor Services LLC, as Rights Agent	Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed with the SEC on February 3, 2009.

10	.1*	Amended and Restated Employment Agreement of James P. Dolan dated effective April 1, 2007	Incorporated by reference to Exhibit 10.1 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372).

10	.2*	First Amendment to the Amended and Restated Employment Agreement of James P. Dolan dated December 29, 2008	Incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K filed with the SEC on March 12, 2009.

10	.3*	Amended and Restated Employment Agreement between Dolan Media Company and Scott J. Pollei dated August 1, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on August 4, 2009.

10	.4*	Employment Agreement between Dolan Media Company and Vicki J. Duncomb dated effective August 1, 2009	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on August 4, 2009.

10	.5*	Employment Agreement of Mark W.C. Stodder dated effective April 1, 2007	Incorporated by reference to Exhibit 10.4 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372).

10	.6*	First Amendment to the Employment Agreement of Mark W.C. Stodder dated December 29, 2008	Incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K filed with the SEC on March 12, 2009.

10	.7*	Second Amendment to the Employment Agreement of Mark W.C. Stodder dated August 1, 2009	Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q filed with the SEC on August 7, 2009.

10	.8*	Employment Agreement of David A. Trott dated as of March 14, 2006	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration NO. 333-142372).

10	.9*	First Amendment to the Employment Agreement of David A. Trott dated December 29, 2008	Incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K filed with the SEC on March 12, 2009.

10	.10*	Separation Agreement and General Release between the Dolan Media Company and Mark E. Baumbach dated July 28, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on July 28, 2009.

10	.11*	Consulting Agreement between Mark E. Baumbach and Dolan Media Company dated September 28, 2009	Incorporated by reference to Exhibit 10.8 of our quarterly report on Form 10-Q filed with the SEC on November 6, 2009.

Exhibit
No.		Title	Method of Filing

10	.12*	2007 Incentive Compensation Plan (Amended and Restated in 2010)	Filed herewith.

10	.13*	Form of Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.6 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

10	.14*	Form of Incentive Stock Option Award Agreement	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

10	.15*	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.7 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

10	.16*	Executive Change in Control Plan	Incorporated by reference to Exhibit 10.12 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

10	.17*	First Amendment to the Executive Change in Control Plan	Incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K filed with the SEC on March 12, 2009.

10.18		Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on June 29, 2007 (Registration No. 333-142372).

10	.19*	2007 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

10.20		Services Agreement between American Processing Company, LLC, Trott & Trott, P.C. and David A. Trott	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.21		Services Agreement between American Processing Company, LLC, Feiwell & Hannoy Professional Corporation, Michael Feiwell and Douglas Hannoy	Incorporated by reference to Exhibit 10.9 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

Exhibit
No.	Title	Method of Filing

10.22	Services Agreement between American Processing Company, LLC and Wilford & Geske, Professional Association	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on February 25, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.23	First Amendment to the Services Agreement between American Processing Company, LLC and Wilford & Geske, P.A. dated June 4, 2009	Incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed with the SEC on May 5, 2009.

10.24	Second Amendment to the Services Agreement between American Processing Company, LLC and Wilford & Geske, P.A. dated June 4, 2009.	Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed with the SEC on August 7, 2009. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.25	Amended and Restated Services Agreement between National Default Exchange, LP and Barrett Daffin Frappier Turner & Engel, LLP dated September 2, 2008	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on September 2, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.26	Letter Agreement amending Amended and Restated Services Agreement between National Default Exchange, L.P and Barrett Daffin Frappier Turner & Engel, LLP dated January 13, 2009	Incorporated by reference to Exhibit 10.35 of our annual report on Form 10-K filed with the SEC on March 9, 2009. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act

10.27	Services Agreement between American Processing Company, LLC (d/b/a NDeX) and James E. Albertelli, P.A. (and, for certain purposes, James E. Albertelli, individually) dated October 1, 2009.	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on October 5, 2009. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.28	Amended and Restated Operating Agreement of The Detroit Legal News Publishing, LLC	Incorporated by reference to Exhibit 10.10 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372).

Exhibit
No.	Title	Method of Filing

10.29	Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.11 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372). This Exhibit 10.11 also included Amendment No. 1 to the Amended and Restated Operating Agreement of American Processing Company, LLC, identified in this exhibit list as Exhibit 10.30.

10.30	Amendment No. 1 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.11 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372).

10.31	Amendment No. 2 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on December 3, 2007.

10.32	Amendment No. 3 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on February 25, 2008

10.33	Amendment No. 4 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on September 2, 2008.

10.34	Amendment No. 5 to the American Processing Company, LLC Operating Agreement dated July 1, 2009	Incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed with the SEC on August 7, 2009.

10.35	Amendment No. 6 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on January 5, 2010.

10.36	Amendment No. 7 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on January 5, 2010.

10.37	Amendment No. 8 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Filed herewith.

10.38	Third Amended and Restated Limited Liability Company Agreement of DiscoverReady LLC dated as of November 2, 2009	Incorporated by reference to Exhibit 10.9 of our quarterly report on Form 10-Q filed with the SEC on November 6, 2009.

10.39	Second Amended and Restated Credit Agreement	Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed with the SEC on August 7, 2009.

10.40	First Amendment to Second Amended and Restated Credit Agreement dated July 28, 2008	Incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed with the SEC on August 7, 2009.

Exhibit
No.	Title	Method of Filing

10.41	Second Amendment to Second Amended and Restated Credit Agreement dated November 2, 2009	Incorporated by reference to Exhibit 10.10 of our quarterly report on Form 10-Q filed with the SEC on November 6, 2009.

10.42	Asset Purchase Agreement among Dolan Media Company, American Processing Company, LLC (d/b/a NDeX), James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli dated October 1, 2009.	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on October 5, 2009. The schedules and exhibits to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted schedules and exhibits.

10.43	Common Unit Purchase Agreement by and between David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, Dolan APC, LLC, Dolan Media Company and Trott & Trott P.C. dated December 31, 2009	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 5, 2010. The exhibits to the Common Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits.

10.44	Common Unit Purchase Agreement by and between David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, Dolan APC, LLC, Dolan Media Company and Trott & Trott P.C. dated January 4, 2010	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on January 5, 2010. The exhibits to the Common Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits.

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of McGladrey & Pullen, LLP	Filed herewith.

23.2	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Filed herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Filed herewith.

*	Management contract or compensatory plan, contract or arrangement required to be filed as exhibit to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
DOLAN MEDIA COMPANY
Dated: March 8, 2010
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

Signature	Title	Date

/s/ James P. Dolan James P. Dolan	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 8, 2010

/s/ Vicki J. Duncomb Vicki J. Duncomb	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2010

/s/ John C. Bergstrom John C. Bergstrom	Director	March 8, 2010

/s/ Anton J. Christianson Anton J. Christianson	Director	March 8, 2010

/s/ Arthur F. Kingsbury Arthur F. Kingsbury	Director	March 8, 2010

/s/ Jacques Massicotte Jacques Massicotte	Director	March 8, 2010

/s/ Lauren Rich Fine Lauren Rich Fine	Director	March 8, 2010

/s/ George Rossi George Rossi	Director	March 8, 2010

/s/ Gary H. Stern Gary H. Stern	Director	March 8, 2010

Exhibit Index

Exhibit
No.	Title	Method of Filing

10.12	2007 Incentive Compensation Plan (Amended and Restated in 2010)	Filed herewith.
10.37	Amendment No. 8 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.
23.1	Consent of McGladrey & Pullen, LLP	Filed herewith.
23.2	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith.
31.1	Section 302 Certification of James P. Dolan	Filed herewith.
31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.
32.1	Section 906 Certification of James P. Dolan	Filed herewith.
32.2	Section 906 Certification of Vicki J. Duncomb	Filed herewith.