Form 10-Q
period 2010-03-31
Dolan Media CO
filed 2010-05-06
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2010
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

222 South Ninth Street, Suite 2300,
Minneapolis, Minnesota 55402
(Address, including zip code, of registrant’s principal executive offices)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2010, there were 30,308,216 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Dolan Media Company
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,756	$2,894
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,294 and $1,113 as of March 31, 2010 and December 31, 2009, respectively)	63,148	57,205
Unbilled pass-through costs	8,509	13,087
Prepaid expenses and other current assets	3,087	2,948

Total current assets	78,500	76,134
Investments	14,807	15,479
Property and equipment, net	15,498	15,457
Finite-life intangible assets, net	191,145	193,687
Indefinite-lived intangible assets	221,129	222,580
Other assets	3,897	4,953

Total assets	$524,976	$528,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$19,764	$22,005
Accounts payable	12,550	16,030
Accrued pass-through liabilities	25,234	25,929
Accrued compensation	6,978	4,384
Accrued liabilities	9,672	5,371
Due to sellers of acquired businesses	4,790	4,685
Deferred revenue	21,190	18,797

Total current liabilities	100,178	97,201
Long-term debt, less current portion	130,229	137,960
Deferred income taxes	6,568	8,160
Other liabilities	10,441	9,506

Total liabilities	247,416	252,827

Redeemable noncontrolling interest	21,538	26,600

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,314,992 and 30,326,437 shares as of March 31, 2010 and December 31, 2009, respectively	30	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Additional paid-in capital	285,849	287,210
Accumulated deficit	(29,220)	(38,377)
Other comprehensive loss (net of tax)	(637)	—

Total stockholders’ equity	256,022	248,863

Total liabilities and stockholders’ equity	$524,976	$528,290

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Professional Services	$56,026	$42,032
Business Information	20,952	21,904

Total revenues	76,978	63,936

Operating expenses
Direct operating: Professional Services	22,190	15,458
Direct operating: Business Information	6,916	7,450
Selling, general and administrative	25,188	20,736
Amortization	3,993	5,124
Depreciation	2,736	2,123

Total operating expenses	61,023	50,891
Equity in earnings of affiliates	1,428	1,397

Operating income	17,383	14,442

Non-operating income (expense)
Interest expense, net of interest income	(1,736)	(1,970)
Non-cash interest income related to interest rate swaps	363	234
Other income	—	1,446

Total non-operating expense	(1,373)	(290)

Income before income taxes	16,010	14,152
Income tax expense	(5,990)	(4,317)

Net income	10,020	9,835
Less: Net income attributable to redeemable noncontrolling interest	(863)	(1,188)

Net income attributable to Dolan Media Company	$9,157	$8,647

Earnings per share — basic and diluted:
Net income attributable to Dolan Media Company	$0.30	$0.29
Accretion of redeemable noncontrolling interest in NDeX	—	(0.11)

Net income attributable to Dolan Media Company common stockholders	$0.30	$0.18

Weighted average shares outstanding:
Basic	30,106,932	29,805,722
Diluted	30,194,842	29,871,913
See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except share data)

					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-In Capital	Deficit	Loss	Total
Balance (deficit) at December 31, 2008	29,955,018	$30	$291,310	$(69,190)	$—	$222,150
Net income attributable to Dolan Media Company	—	—	—	30,813	—	30,813
Accretion of redeemable noncontrolling interest in NDeX	—	—	(9,262)	—	—	(9,262)

Net income attributable to Dolan Media Company common stockholders	—	—	—	—	—	21,551
Issuance of common stock in connection with a purchase of noncontrolling interest in NDeX	248,000	—	2,600	—	—	2,600
Issuance of common stock pursuant to the exercise of stock options	9,533	—	16	—	—	16
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	113,886	—	2,556	—	—	2,556
Other	—	—	(10)	—	—	(10)

Balance (deficit) at December 31, 2009	30,326,437	$30	$287,210	$(38,377)	$—	$248,863
Net income attributable to Dolan Media Company	—	—	—	9,157	—	9,157
Accretion of redeemable noncontrolling interest in NDeX	—	—	(79)	—	—	(79)

Net income attributable to Dolan Media Company common stockholders	—	—	—	—	—	9,078
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(637)	(637)

Total comprehensive income						8,441
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	(11,445)	—	605	—	—	605
Accretion of redeemable noncontrolling interest in DiscoverReady	—	—	(1,887)	—	—	(1,887)

Balance (deficit) at March 31, 2010	30,314,992	$30	$285,849	$(29,220)	$(637)	$256,022

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Dolan Media Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$10,020	$9,835
Distributions received from The Detroit Legal News Publishing, LLC	2,100	1,400
Distributions paid to holders of noncontrolling interest	(624)	(976)
Non-cash operating activities:
Amortization	3,993	5,124
Depreciation	2,736	2,123
Equity in earnings of affiliates	(1,428)	(1,397)
Stock-based compensation expense	606	506
Change in value of interest rate swap	(369)	(230)
Amortization of debt issuance costs	83	62
Non-cash fair value adjustment on earnout recorded in connection with acquisition	294	—
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable and unbilled pass-through costs	(1,365)	(15,873)
Prepaid expenses and other current assets	(125)	2,211
Other assets	36	(6)
Accounts payable and accrued liabilities	2,735	3,984
Deferred revenue and other liabilities	2,462	1,739

Net cash provided by operating activities	21,154	8,502

Cash flows from investing activities
Acquisitions and investments	—	(25)
Capital expenditures	(1,884)	(810)

Net cash used in investing activities	(1,884)	(835)

Cash flows from financing activities
Net payments on senior revolving note	(8,000)	—
Payments on senior long-term debt	(3,050)	(2,250)
Payments on unsecured notes payable	(7,308)	(1,750)
Other	(50)	(2)

Net cash used in financing activities	(18,408)	(4,002)

Net increase in cash and cash equivalents	862	3,665
Cash and cash equivalents at beginning of the period	2,894	2,456

Cash and cash equivalents at end of the period	$3,756	$6,121

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Notes to Unaudited Condensed Consolidated Interim Financial Statements
Note 1. Basis of Presentation
Basis of Presentation: The condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of Dolan Media Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K filed on March 8, 2010, with the Securities and Exchange Commission (SEC).
In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full calendar year.
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiaries and it majority ownership interests in American Processing Company, LLC d/b/a NDeX (NDeX) and DiscoverReady LLC (DiscoverReady). The Company accounts for the percentage interests in NDeX and DiscoverReady that it does not own as noncontrolling interest.
All significant intercompany accounts and transactions have been eliminated in consolidation.
When the Company refers to Barrett-NDEx in these notes, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets which NDeX acquired on September 2, 2008. The term “Albertelli sellers” means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group. The term “Trott sellers” means David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, each of whom is individually referred to as a “Trott seller.”
Note 2. Basic and Diluted Income Per Share
Basic per share amounts are computed, generally, by dividing net income attributable to Dolan Media Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At March 31, 2010 and December 31, 2009, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 13 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net income attributable to Dolan Media Company per share (in thousands, except per share amounts):

	Three Months
	Ended March 31,
	2010	2009

Net income attributable to Dolan Media Company	$9,157	$8,647
Accretion of redeemable noncontrolling interest in NDeX, net of tax	(79)	(3,350)

Net income attributable to Dolan Media Company common stockholders	$9,078	$5,297

Basic:
Weighted average common shares outstanding	30,321	29,953
Weighted average common shares of unvested restricted stock	(214)	(147)

Shares used in the computation of basic net income per share	30,107	29,806

Net income attributable to Dolan Media Company common stockholders per share — basic	$0.30	$0.18

Diluted:
Shares used in the computation of basic net income per share	30,107	29,806
Stock options and restricted stock	88	66

Shares used in the computation of dilutive net income per share	30,195	29,872

Net income attributable to Dolan Media Company common stockholders per share — diluted	$0.30	$0.18

For the three months ended March 31, 2010 and 2009, options to purchase approximately 1.5 million and 1.4 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.
Note 3. Business Combinations
Management is responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets acquired and liabilities assumed represent management’s estimate of fair values. Management determines valuations through a combination of methods, which include internal rate of return calculations, discounted cash flow models, outside valuations and appraisals and market conditions. The results of the business combinations are included in the accompanying consolidated statement of operations from the respective transaction dates forward.
2010 Equity Transactions:
Acquisition of Noncontrolling Interest in NDeX: On January 4, 2010, the Company, along with its wholly-owned subsidiary, Dolan APC, LLC, entered into a common unit purchase agreement with the Trott sellers, including one of the Company’s executive officers, David A. Trott, under the terms of which the Trott sellers sold its remaining aggregate 2.4% ownership interest in NDeX, for an aggregate $5.0 million. The Company will pay $2.0 million of the aggregate purchase price in installments of $1.0 million on each of June 1, 2010 and July 1, 2010. The Company will pay the remaining $3.0 million in 29 equal monthly installments, beginning August 1, 2010. Interest accrues on any portion of the $3.0 million principal amount remaining at a rate of 4.25% per annum. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $5.0 million. No deal costs were incurred on this transaction.
Redemption of Noncontrolling Interest of Feiwell & Hannoy in NDeX: On February 28, 2010, NDeX redeemed a 1.7% ownership interest in NDeX from Feiwell & Hannoy, who exercised its put right pursuant to the NDeX operating agreement. NDeX redeemed these common units for $3.5 million, which is payable to Feiwell & Hannoy over a period of three years, in equal quarterly installments, beginning on March 1, 2010, with interest accruing at a rate of 5.25% per annum. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $3.5 million. No deal costs were incurred on this transaction.
2009 Acquisitions/Equity Transactions:
Albertelli: On October 1, 2009, NDeX acquired the mortgage default processing services and certain title assets of the Albertelli sellers for a total maximum cash purchase price of $19.0 million as follows: $7.0 million paid at closing, an additional $1.0 million held back for one year to secure the Albertelli sellers’ obligations under the asset purchase agreement, an additional $2.0 million in equal installments of $1.0 million to be paid on each of October 1, 2010 and 2011, respectively, and earnouts payable of up to an additional $9.0 million in three annual installments of up to $3.0 million each. These earnout payments will be based upon adjusted EBITDA targets for this business during the twelve months ending on each of September 30, 2010, 2011, and 2012.

In connection with this acquisition, the Company determined that the earnouts of $9.0 million, in the aggregate, were likely to be achieved and has therefore included the present value of these payments in its determination of fair value. The Company has determined that this liability is a level 3 fair value measurement within the Financial Accounting Standards Board’s (FASB) fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. See Note 5 for information pertaining to changes in the fair value of this liability during the first quarter of 2010.
The $16.7 million fair value purchase price was allocated as follows: $0.2 million to fixed assets; $14.3 million to the long-term service agreement to be amortized over 20 years, representing the initial term of the services agreement entered into with one of the Albertelli sellers and the expected life over which cash flows will be provided; and $2.2 million to goodwill.
DiscoverReady: On November 2, 2009, the Company acquired an 85% equity interest in DiscoverReady LLC. The Company paid the sellers $28.9 million in cash at closing and placed an additional $3.0 million in escrow.
Management determined the fair value of the acquired business and related redeemable noncontrolling interest through a business valuation done by an independent third-party valuation firm. The total fair value of $37.5 million was estimated using a discounted cash flow analysis (income approach) using an internal rate of return of 23.6% for this acquisition. The fair value was allocated as follows: $2.4 million to net working capital/capital lease liability; $1.1 million to fixed assets; $1.3 million to non-compete agreements, to be amortized over four years; $1.6 million to trademarks and domain names, to be amortized over ten years; $5.9 million to trade names, to be amortized over 15 years; $9.3 million to customer lists (preliminary allocation at December 31, 2009 was $7.9 million), to be amortized over ten to 12 years; and $15.8 million to goodwill (preliminary allocation at December 31, 2009 was $17.3 million). The December 31, 2009 balance sheet and statement of operations were not retroactively adjusted for this measurement period adjustment as the amount of the change was not material to the 2009 financial statements.
The Company records on its balance sheet an adjustment for that portion of DiscoverReady which it does not own as redeemable noncontrolling interest (NCI), which is adjusted to fair value at each balance sheet date using a market approach. The Company has determined that this redeemable NCI is a level 3 fair value measurement within the FASB’s fair value hierarchy. See Note 5 for information pertaining to changes in the fair value of this noncontrolling interest during the first quarter of 2010.
Acquisition of Noncontrolling Interest in NDeX. On December 31, 2009, the Company entered into a common unit purchase agreement with the Trott sellers, including one of the Company’s executive officers, David A. Trott, under the terms of which the Trott sellers sold an aggregate 5.1% membership interest in NDeX to the Company, for a purchase price of $10.6 million, consisting of $8.0 million payable to the Trott sellers as discussed below, and 248,000 shares of the Company’s common stock with a fair market value of $2.6 million. The Company is required to pay the cash portion of the purchase price to the Trott sellers in the following installments: $4.0 million was paid on January 4, 2010, $1.0 million was paid on the first of both February and March, the $1.0 million payment due on April 1, 2010, was paid on March 31, 2010, and the remaining $1.0 million is to be paid by May 1, 2010. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $10.6 million.

Pro Forma Information: Actual results of operations reflecting the equity interests and assets acquired in 2010 and 2009 are included in the unaudited condensed consolidated interim financial statements from the dates of the applicable business combination. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the following transactions: (1) the mortgage default processing services and certain title assets of Albertelli acquired in October, 2009, (2) the 85% equity interest in DiscoverReady acquired in November, 2009, (3) the 5.1% interest in NDeX acquired in December, 2009, (4) the 2.4% interest in NDeX acquired in January, 2010, and (5) the 1.7% interest in NDeX acquired from Feiwell & Hannoy in February, 2010. The Feiwell & Hannoy transaction had a de minimis effect on 2010 results and therefore there is no proforma adjustment for the three months ended March 31, 2010, as the aforementioned transactions are included in the actual operating results for the full period. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the business combinations occurred as of the beginning of each such year (in thousands, except per share data):

Pro Forma
Three Months Ended
March 31, 2009
Total revenues	$70,578
Net income attributable to Dolan Media Company	9,750
Net income attributable to Dolan Media Company per share:
Basic	$0.32

Diluted	$0.32

Actual/Pro forma weighted average shares outstanding:
Basic	30,054

Diluted	30,120

Note 4. Derivative Instruments
On January 4, 2010, the Company entered into an interest rate swap agreement to manage the risk associated with a portion of its floating-rate long-term debt, and to replace and expand that portion of the current swap agreement that matured on February 22, 2010. The Company does not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the new swap agreement is $50 million through December 31, 2012, $35 million from December 31, 2012 through December 31, 2013, and $25 million from December 31, 2013 through June 30, 2014. The Company has designated this swap as a cash flow hedge and has determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.
At March 31, 2010, the Company has $0.6 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. Unrealized gains and losses are reflected in net income attributable to Dolan Media Company when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.
This cash flow hedge was highly effective for the three months ended March 31, 2010. The Company does not expect to reclassify any amounts from other comprehensive income to net income attributable to Dolan Media Company during 2010. The occurrence of these related cash flows and hedged transaction remains probable.
The Company had a liability of $2.2 million and $1.5 million resulting from interest rate swaps at March 31, 2010 and December 31, 2009, respectively, which are included in other liabilities on the balance sheet. As of March 31, 2010, the aggregate notional amount of the swap agreements was $75 million, of which $25 million will mature on March 31, 2011, and the balance of the $50 million notional swap will mature on various dates through on June 30, 2014, as discussed above. The swap agreement maturing on March 31, 2011, does not qualify for hedge accounting. Total floating-rate borrowings not offset by the swap agreements at March 31, 2010, totaled $65.4 million.
By their nature, derivative instruments are subject to market risk. Derivative instruments are also subject to credit risk associated with counterparties to the derivative contracts. Credit risk associated with derivatives is measured based on the replacement cost should the counterparty with a contract in a gain position to the Company fail to perform under the terms of the contract. The Company does not anticipate nonperformance by the counterparty.

Note 5. Fair Value of Financial Instruments
The Company’s financial assets and liabilities are measured at fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company classifies the inputs used to measure fair value into the following hierarchy:
Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices in active markets for similar assets or liabilities, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable or can be corroborated by observable market data for the asset or liability.

Level 3	Unobservable inputs for the asset or liability that are supported by little or no market activity. These fair values are determined using pricing models for which the assumptions utilize management’s estimates or market participant assumptions.
Assets and Liabilities Measured at Fair Value on a Recurring Basis. The fair value hierarchy requires the use of observable market data when available. In instances where inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.
The fair value of interest rate swaps is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The fair value of the earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers is determined by management based on projected financial performance and an estimated discount rate. The fair value of the redeemable noncontrolling interest in DiscoverReady was determined by management using a market approach.
The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of March 31, 2010 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,154	$—	$2,154
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	7,293	7,293
Redeemable noncontrolling interest in DiscoverReady	—	—	8,985	8,985

Total	$—	$2,154	$16,278	$18,432

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2010 (amounts in thousands):

		Fair Value			Fair Value
		Adjustment			Adjustment
		Included in			Included in
		Net Income			Additional
		Attributable	Minority		Paid-in
	Balance at	to Dolan	Partners’	Distributions	Capital and	Balance at
	December 31,	Media	Share of	to Minority	Deferred	March 31,
	2009	Company	Earnings	Partners	Taxes	2010
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	$6,999	$294	$—	$—	$—	$7,293
Redeemable noncontrolling interest in DiscoverReady	5,902	—	357	(293)	3,019	8,985

Total	$12,901	$294	$357	$(293)	$3,019	$16,278

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). No such fair value adjustments were required during the quarter.
Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of its variable-rate debt issues that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At March 31, 2010, the estimated fair value of variable-rate debt under the Company’s senior credit facility was $125.4 million compared to a carrying value of $140.4 million.
Note 6. Investments
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
The following table summarizes certain key information relating to the Company’s investment in DLNP as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010 and 2009 (in thousands):

	As of March 31,	As of December 31,
	2010	2009
Carrying value of investment	$14,807	$15,479
Underlying finite-lived customer list, net of amortization	8,544	8,921

	Three Months Ended
	March 31,
	2010	2009
Equity in earnings of DLNP, net of amortization of customer list	$1,428	$1,397
Distributions received	2,100	1,400
Amortization expense	377	376
Note 7. Intangible Assets
Indefinite-Lived Intangible Assets: Indefinite-lived intangible assets consist of trade names and goodwill. The Company has determined that these assets have an indefinite life and therefore will not be amortized. As of March 31, 2010 and December 31, 2009, the trade names balance was $6.5 million. The Company reviews indefinite-lived intangible assets annually on November 30 for impairment.
The following table represents the goodwill balances by segment as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Mortgage Default Processing Services	$131,709	$131,709
Litigation Support Services	23,651	25,102
Business Information	59,232	59,232

Total	$214,592	$216,043

The change in goodwill in the Litigation Support Services resulted from the completion of the determination of fair value related to the DiscoverReady acquisition during the first quarter of 2010. See Note 3 for further information about this valuation.
Finite-Life Intangible Assets: Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2010 and 2009 was approximately $4.0 million and $5.1 million, respectively. In the three months ended March 31, 2009, the Company recorded an additional $0.9 million of amortization expense to write off the non-compete agreement with Michael Barrett, a senior officer of Barrett-NDEx, who died in January 2009.
Note 8. Long-Term Debt, Capital Lease Obligation
A summary of long-term debt is as follows (in thousands):

	March 31,	December 31,
	2010	2009
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$140,400	$143,450
Senior variable-rate revolving note due August 8, 2012	—	8,000

Total senior secured debt	140,400	151,450
Unsecured notes payable	9,142	8,000
Capital lease obligations	451	515

	149,993	159,965
Less current portion	19,764	22,005

Long-term debt, less current portion	$130,229	$137,960

Senior Secured Debt: The Company and its consolidated subsidiaries have a credit agreement with U.S. Bank, NA and other syndicated lenders for a senior secured credit facility comprised of a term loan facility due and payable in quarterly installments with a final maturity date of August 8, 2014, and a revolving credit facility with a final maturity date of August 8, 2012. In accordance with the terms of this credit agreement, if at any time the outstanding principal balance of revolving loans under the revolving credit facility exceeds $25.0 million, such revolving loans will convert to an amortizing term loan, in the amount that the Company designates if it gives notice, due and payable in quarterly installments with a final maturity date of August 8, 2014.
At March 31, 2010, the Company had net unused available capacity of $40.0 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility, and outstanding debt of $140.4 million (all of which was under the term loan facility). At March 31, 2010, the weighted-average interest rate on the senior term note was 2.3%. The Company is subject to certain restrictions and covenant ratio requirements relating to its financing arrangement, all of which were satisfied as of March 31, 2010.
Unsecured Notes Payable: Under the terms of common unit purchase agreements with the Trott sellers dated December 31, 2009 and January 4, 2010, the Company agreed to pay an aggregate $13.0 million in installments for the purchase of an aggregate 7.6% ownership interest in NDeX. The first payment of $4.0 million was due on January 4, 2010, with additional $1.0 million payments due on the first business day of each month thereafter through July 2010. The remaining $3.0 million is payable in 29 equal monthly installments at an interest rate of 4.25% per annum beginning on August 1, 2010. In the first quarter of 2010, the Company paid an aggregate of $7.0 million under these notes, which included the $1.0 million payment that was due on April 1, 2010. The aggregate balance on these notes at March 31, 2010 was $6.0 million.
Under the terms of a redemption agreement with Feiwell & Hannoy, the Company agreed to pay $3.5 million in installments for the redemption of a 1.7% ownership interest in NDeX from Feiwell & Hannoy. The $3.5 million note is payable in 12 quarterly installments beginning on March 1, 2010, with interest accruing at a rate of 5.25% per annum. In the first quarter of 2010, the Company paid $0.3 million on this note. The balance on this note at March 31, 2010 was $3.1 million.
See Note 3 for further information related to these three transactions.

Note 9. Common and Preferred Stock
At March 31, 2010, the Company had 70,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized and 30,314,992 shares of common stock and no shares of preferred stock outstanding. On January 29, 2009, the Company’s board of directors designated 5,000 shares of Series A Junior Participating Preferred Stock, which are issuable upon the exercise of rights as described in the Stockholder Rights Plan adopted by the Company on the same date. The rights to purchase 1/10,000 of a share of the Series A Junior Participating Preferred Stock were issued to the Company’s stockholders of record on February 9, 2009. All other authorized shares of preferred stock are undesignated.
Note 10. Income Taxes
The provision for income taxes for the three months ended March 31, 2010 and 2009 was $6.0 million and $4.3 million, respectively, or 37.4% and 30.5% of income before income taxes, respectively. The provision for income taxes in the three months ended March 31, 2010 and 2009 is comprised of federal, state and local taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate is state income taxes, which is partially offset by earnings of the Company’s noncontrolling interests, which are not subject to federal income tax. The provision for income taxes for the quarter ended March 31, 2009 reflects the tax impact of receiving $1.9 of non-taxable life insurance life insurance proceeds which was treated as a discrete item in that quarter.
Note 11. Major Customers and Related Parties
NDeX has eight law firm customers and, of those customers, Trott & Trott and the Barrett law firm (both related parties) comprised 14.1% and 25.6%, respectively, of the Company’s total revenues for the three months ended March 31, 2010, and 18.6% and 25.1%, respectively, of the Company’s total revenues for the three months ended March 31, 2009. The Company’s top two customers in the litigation support services segment, both of whom are in the financial services industry, together accounted for 10.6% of the Company’s total revenues in the first three months of 2010.
NDeX has entered long term services agreements with its law firm customers, including Trott & Trott and the Barrett law firm, that provide for the exclusive referral of mortgage default and other files for processing. In early 2010, NDeX and Trott & Trott agreed to increase the fixed fee per file NDeX receives for each mortgage foreclosure, bankruptcy, eviction, litigation and other mortgage default files Trott & Trott refers to NDeX for processing under NDeX’s service agreement with Trott & Trott.
David A. Trott, chairman and chief executive officer of NDeX, is also the managing attorney and majority shareholder of Trott & Trott, and, at January 1, 2010, owned a 1.7% interest in NDeX. The Company acquired that interest as part of a common unit purchase transaction with the Trott sellers. Under the terms of the common unit purchase agreement, Mr. Trott sold the Company 23,560 common units in NDeX, representing his 1.7% interest, for a total aggregate purchase price of $3.4 million, exclusive of interest, during the first quarter of 2010. Payments on this transaction will commence on June 1, 2010. As part of a separate common unit purchase agreement entered into with the Trott sellers on December 31, 2009, where Mr. Trott sold the Company 168,644 common units in NDeX, the Company paid Mr. Trott an aggregate $4.8 million. See Note 3 for more information about these transactions.
Also, during the first quarter of 2010, NDeX redeemed the 1.7% ownership interest which was held by Feiwell & Hannoy, an NDeX customer, for a total redemption price of $3.5 million. This redemption occurred in accordance with the terms and conditions of the NDeX operating agreement. See Note 3 for more information about this transaction.

Note 12. Reportable Segments
The Company has two operating divisions: Professional Services and Business Information and three reportable segments: (1) Mortgage Default Processing Services; (2) Litigation Support Services; and (3) Business Information. The mortgage default processing services and litigation support services segments are part of the Professional Services Division as these segments provide professional services supporting, primarily, attorneys and/or their clients. The business information segment constitutes the Business Information Division. The Company determined its reportable segments based on the types of products sold and services performed. The mortgage default processing services segment generates revenue from NDeX, which provides mortgage default processing and related services to its law firm customers and also directly to loan servicers and mortgage lenders for real estate located in California. The litigation support services segment generates revenue by providing discovery management and document review services through DiscoverReady LLC and appellate services through Counsel Press, LLC. Both of these operating segments generate revenues through fee-based arrangements. The business information segment provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The business information segment generates revenues primarily from display and classified advertising (including events), public notices, and circulation and other (primarily consisting of subscriptions).
The tables below reflect summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2010 and 2009 (in thousands):

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total
	(In thousands)
Three Months Ended March 31, 2010
Revenues	$42,435	$13,591	$20,952	$—	$76,978
Direct operating expenses	16,975	5,215	6,916	—	29,106
Selling, general and administrative expenses	10,289	3,999	8,856	2,044	25,188
Amortization and depreciation	4,442	825	1,288	174	6,729
Equity in earnings of affiliates	—	—	1,428	—	1,428

Operating income (loss)	$10,729	$3,552	$5,320	$(2,218)	$17,383

Three Months Ended March 31, 2009
Revenues	$38,315	$3,717	$21,904	$—	$63,936
Direct operating expenses	14,609	849	7,450	—	22,908
Selling, general and administrative expenses	8,197	1,828	8,422	2,289	20,736
Amortization and depreciation	5,361	320	1,287	279	7,247
Equity in earnings of affiliates	—	—	1,397	—	1,397

Operating income (loss)	$10,148	$720	$6,142	$(2,568)	$14,442

Note 13. Share-Based Compensation
Total share-based compensation expense for the three months ended March 31, 2010 and 2009, was approximately $0.6 million and $0.5 million, respectively, before income taxes.
The Company has reserved 2,700,000 shares of its common stock for issuance under its incentive compensation plan, of which there were 762,251 shares available for issuance under the plan as of March 31, 2010.
Stock Options: Share-based compensation expense related to grants of options for the three months ended March 31, 2010 and 2009, was approximately $0.4 million for both periods, before income taxes.

The following table represents stock option activity for the three months ended March 31, 2010:

				Weighted
		Weighted	Weighted	Average
		Average Grant	Average	Remaining
	Number of	Date Fair	Exercise	Contractual Life
	Shares	Value	Price	(in years)
Outstanding options at December 31, 2009	1,629,760	$4.73	$13.81	5.37
Granted	9,477	4.71	10.88	—
Exercised	—	—	—	—
Canceled or forfeited	(29,139)	5.07	14.63	—

Outstanding options at March 31, 2010	1,610,098	$4.72	$13.78	5.11

Options exercisable at March 31, 2010	572,908	$4.18	$12.72	4.82

At March 31, 2010, the aggregate intrinsic value of options outstanding and options exercisable was approximately $0.9 million. At March 31, 2010, there was approximately $3.6 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Grants: The following table represents a summary of nonvested restricted stock activity for the three months ended March 31, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested, December 31, 2009	219,504	$13.74
Granted	—	—
Vested	—	—
Canceled or forfeited	(11,445)	$13.91

Nonvested, March 31, 2010	208,059	$13.73

Share-based compensation expense related to grants of restricted stock for the three months ended March 31, 2010 and 2009 was approximately $0.2 million for both periods, before income taxes. Total unrecognized compensation expense for unvested restricted shares of common stock as of March 31, 2010, was approximately $1.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.
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
Note 15. Subsequent Events
In accordance with the terms of the DiscoverReady operating agreement, the Company repurchased a 0.3% equity interest in DiscoverReady from DR Holdco in connection with the expiration of the employment agreement of DiscoverReady’s former Chief Financial Officer in April 2010. The Company paid $0.1 million for this equity interest in DiscoverReady, increasing its total equity interest to 85.3%, and decreasing the noncontrolling interest to 14.7%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We recommend that you read the following discussion and analysis in conjunction with our unaudited condensed consolidated interim financial statements and the related notes included in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. We have based these forward-looking statements on our current expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions relating to any of the foregoing. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “goal,” “continue,” and similar expressions or terminology. By their very nature, forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include:
•	our business operates in highly competitive markets and depends upon the economies and the demographics of the legal, financial and real estate sectors in the markets we serve and changes in those sectors could have an adverse effect on our revenues, cash flows and profitability;

•	David A. Trott, the chairman and chief executive officer of NDeX, and certain other employees of NDeX, who are also shareholders and principal attorneys of our law firm customers, may under certain circumstances have interests that differ from, or conflict with, our interests;

•	NDeX’s business revenues are very concentrated, as NDeX currently provides mortgage default processing services to eight law firm customers, and if the number of case files referred to us by our mortgage default processing service law firm customers, or loan servicers and mortgage lenders we serve directly for properties located in California, decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected;

•	bills introduced and laws enacted, along with court orders, to mitigate foreclosures in states where we do business (including recently enacted legislation in Michigan, Indiana and Florida), the Hope for Homeowners Act, the Emergency Economic Stabilization Act, the Streamlined Modification Program, the Homeowner Affordability and Stability Plan (including the Making Home Affordable Program), the Protecting Tenants at Foreclosure Act and voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance, a consortium that includes loan servicers, may have an adverse effect on, or restrict, our mortgage default processing services and public notice operations;

•	we have owned and operated DiscoverReady LLC for a very short period of time and we are highly dependent on the skills and knowledge of the individuals serving as chief executive officer and president of DiscoverReady, as none of our executive officers have managed or operated a discovery management and document review services company prior to this acquisition;

•	DiscoverReady’s business revenues are very concentrated among a few customers and if these customers choose to manage their discovery with their own staff or by engaging another provider and if we are unable to develop new customer relationships, our operating results and the ability to execute our growth strategy at DiscoverReady may be adversely affected;

•	the acquisition of DiscoverReady may expose us to particular business and financial risks that include, but are not limited to: (1) diverting management’s time, attention and resources from managing the business; (2) incurring significant additional capital expenditures and operating expenses to improve, coordinate or integrate managerial, operational, financial and administrative systems; (3) failing to integrate the operations, personnel and internal controls of DiscoverReady in our company or to manage DiscoverReady or our growth; and (4) facing operational difficulties in new markets or with new products and service offerings;

•	we are dependent on our senior management team, especially James P. Dolan, our founder, chairman, president and chief executive officer; Scott J. Pollei, our executive vice president and chief operating officer; Mark W.C. Stodder, our executive vice president — Business Information; David A. Trott, chairman and chief executive officer, NDeX; and Vicki J. Duncomb, our vice president and chief financial officer;

•	we intend to continue to pursue acquisition opportunities, which we may not do successfully and which may subject us to considerable business and financial risk, and we may be required to incur additional indebtedness or raise additional capital to fund these acquisitions and this additional financing may not be available to us on satisfactory terms or at all; and

•	growing our business may place a strain on our management and internal systems, processes and controls.
See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2009, filed on March 8, 2010, with the SEC for a description of these and other risks, uncertainties and factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.
You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.
In this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Dolan Media Company and its consolidated subsidiaries. When we refer to “National Default Exchange” or “NDeX” in this report, we mean all of our mortgage default processing operations in Michigan, Indiana and Minnesota and at Barrett-NDEx, as well as those acquired from the Albertelli sellers in October 2009. When we refer to “Barrett-NDEx” in this report, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets that NDeX acquired on September 2, 2008. The term “Barrett law firm” refers to Barrett, Daffin, Frappier, Turner & Engel, LLP and its two law firm affiliates. When we refer to the “Albertelli sellers” in this report, it means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group. We also refer to James E. Albertelli, P.A. and The Albertelli Firm, P.C., together, as the “Albertelli law firm.” The term “Trott sellers” in this report means David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, each of whom we individually refer to as a “Trott seller.”
Overview
We are a leading provider of necessary professional services and business information to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating divisions: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two reporting segments: mortgage default processing services and litigation support services. Through our subsidiary, NDeX, we provide mortgage default processing services to eight law firm customers located in Florida, Georgia, Indiana, Michigan, Minnesota, and Texas, as well as directly to mortgage lenders and loan servicers on residential real estate located in California. Our subsidiaries DiscoverReady and Counsel Press comprise our litigation support services reporting segment. DiscoverReady, which we acquired on November 2, 2009, and represents a new line of business for us, provides outsourced discovery management and document review services to major United States companies and their counsel. Counsel Press provides appellate services to law firms and attorneys nationwide. Our Business Information Division publishes business journals, court and commercial media and other highly focused information products and services, operates web sites and produces events for targeted professional audiences in each of the 21 geographic markets that it serves across the United States. We currently publish 64 publications, which we deliver through a variety of methods including print and online.

Our total revenues increased $13.0 million, or 20.4%, from $63.9 million for the three months ended March 31, 2009, to $77.0 million for the three months ended March 31, 2010, primarily as a result of increased file volume in our mortgage default processing services business and increased revenues in our litigation support services business. The mortgage default file volume growth was driven by our new NDeX operations in Florida which we acquired from the Albertelli sellers in October 2009. These operations generated $2.8 million in revenues, receiving approximately 8,400 new files for processing, in the three months ended March 31, 2010 (for the same period in 2009, under previous ownership, these operations received approximately 2,900 files). The litigation support services revenue growth was driven by our new DiscoverReady business which we acquired in November 2009. These operations generated $9.7 million in revenues in the three months ended March 31, 2010 (for this period in 2009, under previous ownership, these operations generated $4.9 million in revenues). Our new NDeX operations in Florida and the DiscoverReady acquisition in the fourth quarter of 2009, together accounted for the majority of the 27.1% increase in our operating expenses for the three month period. Net income attributable to Dolan Media Company increased to $9.2 million for the first quarter of 2010 from $8.6 million for the same period in 2009.
Recent Developments
Increase in our ownership in NDeX
On December 31, 2009, and January 4, 2010, we, along with our wholly-owned subsidiary, Dolan APC, LLC, entered into two separate common unit purchase agreements with the Trott sellers, under the terms of which the Trott sellers sold an aggregate 7.6% ownership interest in NDeX to us, for an aggregate purchase price of $15.6 million, consisting of $13.0 million payable to the Trott sellers as discussed below, and 248,000 shares of our common stock with a fair market value of $2.6 million.
Of the $13.0 million cash due to the Trott sellers, we have paid $8.0 million through the date of this quarterly report on Form 10-Q and will pay an additional $2.0 million in monthly installments of $1.0 million each through July 2010. We will pay the remaining $3.0 million to the Trott sellers in 29 equal monthly installments beginning in August 2010, with interest accruing on the unpaid principal balance at a rate of 4.25% per annum. We also issued, as partial payment for the ownership interest, an aggregate 248,000 shares to the Trott sellers on December 31, 2009. We filed a registration statement covering the resale of these shares on March 18, 2010, which was declared effective by the SEC on April 9, 2010.
On February 28, 2010, NDeX redeemed 23,560 common units, representing a 1.7% interest in NDeX, from Feiwell & Hannoy, in connection with Feiwell & Hannoy’s exercise of its put right as set forth in the NDeX operating agreement. NDeX redeemed these common units for $3.5 million, which was determined pursuant to the formula set forth in NDeX’s operating agreement. The redemption price is payable to Feiwell & Hannoy over a period of three years, in equal quarterly installments, beginning on March 1, 2010, with interest accruing at a rate of 5.25% per annum, beginning on March 2, 2010. Feiwell & Hannoy is a law firm customer of NDeX.
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

Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies, depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady assists these companies and their counsel in document reviews and helping these companies manage the discovery process. DiscoverReady also provides related technology management services.
None of our key employees or executive officers has any previous experience in operating a discovery management and document review services company. In connection with the acquisition, we entered into three-year employment agreements with DiscoverReady co-founders James K. Wagner, Jr. and Steven R. Harber to continue to serve as DiscoverReady’s chief executive officer and president, respectively, as well as other key employees of DiscoverReady, and will rely on them to assist our executive officers in operating this business. Messrs. Wagner and Harber, along with other employees of DiscoverReady, indirectly own the remaining 14.7% equity interest in DiscoverReady. See “Redeemable Noncontrolling Interest” below for a discussion of a change in the second quarter of 2010 that resulted in a 0.3% reduction in their equity interest.
DiscoverReady is part of our Professional Services division and litigation support services segment. Our litigation support services segment is a new reportable segment, established in the fourth quarter of 2009, that includes the operations of DiscoverReady and Counsel Press (which was previously part of our professional services segment with NDeX). The operations of NDeX are now called our mortgage default processing services segment. Both our mortgage default processing services and litigation support services segments are part of our Professional Services division.
Regulatory Environment
We are not aware of any legislation enacted, bills introduced or other regulation proposed or issued in the first quarter of 2010, which we would expect to have a material effect on the mortgage default processing services segment of our business or our public notice revenues in our Business Information Division. For discussion on legislation and regulatory activity impacting or potentially impacting our business, please see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Regulatory Environment” in our annual report on form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.
Recent Acquisitions
We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions, such as the following:
DiscoverReady: On November 2, 2009, we acquired an 85% equity interest in DiscoverReady, LLC. We paid the sellers $28.9 million in cash at closing and placed an additional $3.0 million in escrow pursuant to the terms of an escrow agreement to secure the sellers’ obligations under the purchase agreement (including payment of any indemnification claims and working capital and capital lease liability adjustments). After closing, DR Holdco LLC held a 15% noncontrolling interest in DiscoverReady. The individual sellers of DiscoverReady, LLC, along with other DiscoverReady employees, own all the equity interests of DR Holdco. In accordance with the terms of the DiscoverReady operating agreement, we repurchased a 0.3% equity interest in DiscoverReady from DR Holdco in connection with the expiration of the employment agreement of the former CFO of DiscoverReady in April 2010. We paid $0.1 million for this equity interest in DiscoverReady, increasing our total equity interest to 85.3%, and decreasing the noncontrolling interest to 14.7%.
Albertelli: On October 1, 2009, NDeX acquired the mortgage default processing services and related title business of the Albertelli Sellers. NDeX paid $7.0 million in cash at closing, held back an additional $1.0 million to secure the Albertelli Sellers’ obligations under the asset purchase agreement (including payment of any indemnification claims and working capital adjustments) and will pay an additional $2.0 million in equal installments of $1.0 million on each of October 1, 2010 and 2011, respectively.

In addition, NDeX may be obligated to pay the Albertelli Sellers up to an additional $9.0 million in three annual installments of up to $3.0 million each. The amount of these annual cash payments will be based upon the adjusted EBITDA for the acquired mortgage default processing services and related title business during the twelve calendar months ending on each of September 30, 2010, 2011, and 2012. NDeX also entered into a twenty year services agreement with James E. Albertelli, P.A. (one of the Albertelli sellers), which provides for the exclusive referral of residential mortgage default and related files from the law firm to NDeX for processing in Florida.
Revenues
We derive revenues from two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the three months ended March 31, 2010, our total revenues were $77.0 million, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:
•	72.8% from our Professional Services Division (55.1% from mortgage default processing services and 17.7% from litigation support services); and

•	27.2% from our Business Information Division.
Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing, outsourced discovery management and document review, and appellate services through fee-based arrangements. We further break down our Professional Services Division into two reportable segments, mortgage default processing services and litigation support services.
Mortgage Default Processing Services. Through NDeX, we assist eight law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. We also provide foreclosure processing services directly to mortgage lenders and loan servicers for properties located in California. In addition, NDeX provides loan modification and loss mitigation support on mortgage default files to its customers and related real estate title work primarily to the Barrett and Albertelli law firms. We refer to revenues that NDeX derives from these sources collectively as “mortgage default processing service revenues.” Shareholders and/or principal attorneys of our law firm customers, including David A. Trott, chairman and chief executive officer of NDeX, are executive management employees of NDeX.
For the three months ended March 31, 2010, we received for processing approximately 95,700 mortgage default case files, of which approximately 8,400 were received for processing by our new NDeX operations in Florida which we acquired from the Albertelli sellers in October 2009 (compared to approximately 2,900 files in the first quarter of 2009, when these operations were under previous ownership). Our mortgage default processing service revenues accounted for 55.1% of our total revenues and 75.7% of our Professional Services Division revenues during the three months ended March 31, 2010. Trott & Trott and the Barrett law firm comprised 25.5% and 46.4%, respectively, of our total mortgage default processing services revenues during the three months ended March 31, 2010. We recognize mortgage default processing service revenues on a proportional basis over the period during which the services are provided, the calculation of which requires management to make estimates. For more information regarding how we recognize revenue, please see “Critical Accounting Policies and Estimates — Revenue Recognition” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.
NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which we do business, as well as the type of files we process (e.g., foreclosures, evictions, bankruptcies or litigation), because each has a different pricing structure. Although the services agreements with our law firm customers contemplate the review and possible revision of the fees for the services we provided, price increases have not historically affected our mortgage default processing revenues materially. In some cases, our services agreements adjust the fee paid to us for the files we process on an annual basis pursuant to an agreed-upon consumer price index. In other cases, our services agreements require us to agree with our law firm customer regarding the terms and amount of any fee increase. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected. During the first quarter of 2010, we revised our fee arrangement with Trott & Trott. You should refer to “Management’s Discussion and Analysis—Revenues” in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010 for more information about the conditions when the fixed fee per file we charge our law firm customers may change.

Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the three months ended March 31, 2010, our litigation support services revenues accounted for 17.7% of our total revenues and 24.3% of our Professional Services Division revenues. DiscoverReady provides its services to major United States companies and their counsel and assists them in document reviews and helping them manage the discovery process. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady also provides related technology management services. DiscoverReady bills its customers primarily based upon the number of documents reviewed and the amount of data or other information it processes in connection with those reviews. Accordingly, our discovery management and document review services revenues are largely determined by the volume of data we review. Our discovery management and document review services revenues accounted for 12.6% of our total revenues, 71.6% of our litigation support services segment revenues, and 17.4% of our total Professional Services Division revenues for the three months ended March 31, 2010. During the first quarter of 2010, DiscoverReady’s top two customers, both of whom are in the financial services industry, accounted for more than 83%, in the aggregate, of DiscoverReady’s total revenues.
Counsel Press assists law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the three months ended March 31, 2010, our appellate services revenues accounted for 5.0% of our total revenues, 28.4% of our litigation support services revenues, and 6.9% of our total Professional Services Division revenues.
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
Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 7.1% of our total revenues and 26.2% of our Business Information Division revenues for the three months ended March 31, 2010. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.
We publish 305 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 15.3% of our total revenues and 56.2% of our Business Information Division revenues for the three months ended March 31, 2010. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which are affected by the number of residential mortgage foreclosures in the 14 markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

We sell our business information products primarily through subscriptions. For the three months ended March 31, 2010, our circulation and other revenues, which consist primarily of subscriptions and single-copy sales, accounted for 4.8% of our total revenues and 17.5% of our Business Information Division revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation and other revenues are driven primarily by the number of copies sold and the subscription rates charged to customers.
Operating Expenses
Our operating expenses consist of the following:
•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for the processing staff at NDeX, DiscoverReady, and Counsel Press and our editorial personnel in our Business Information Division, production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and delivery of our business information products, and file-specific data services and technology fees in connection with our California foreclosure files;
•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing related expenses and other office-related payments;
•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from two to thirty years; and
•	Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from two to thirty years.
Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may continue to shift between fiscal periods.
Equity in Earnings of Affiliates
We own 35.0% of the membership interests in DLNP, the publisher of The Detroit Legal News and ten other publications. We account for our investment in DLNP using the equity method. For the three months ended March 31, 2010 and 2009, our percentage share of DLNP’s earnings was $1.4 million for each period, which we recognized as operating income. This is net of amortization of $0.4 million for each period. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest at March 31, 2010 consisted of a 6.2% noncontrolling interest in NDeX held by the sellers of Barrett-NDEx or their transferees (as a group) and a 15% noncontrolling interest in DiscoverReady held by DR Holdco LLC. During the first quarter of 2010, noncontrolling interest in NDeX changed as a result of our acquisition of the 2.4% interest in NDeX held by the Trott sellers and the redemption of the 1.7% interest held by Feiwell & Hannoy. See “Recent Developments—Increase in our Ownership in NDeX” above, for information regarding these two transactions. Additionally, subsequent to the end of the first quarter of 2010, the noncontrolling interest in DiscoverReady decreased to 14.7%. See “Recent Acquisitions—DiscoverReady” above for information pertaining to this transaction.

Under the terms of the NDeX operating agreement, each month we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. We paid the following distributions during the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010 *	2009
Trott sellers	$114	$486
Feiwell & Hannoy	48	109
Sellers of Barrett-NDEx or their transferees (as a group)	170	381

Total	$332	$976

*	We pay cash distributions in arrears, so the full amount set forth as paid to the Trott sellers, as well as a portion of the amounts paid to Feiwell & Hannoy and the sellers of Barrett-NDEx, for the three months ended March 31, 2010, reflect distributions related to 2009.
We expect that cash distributions paid to the holders of our noncontrolling interests in NDeX will decrease during 2010, when compared to 2009, because noncontrolling interest in NDeX has decreased from 15.3% (for most of 2009), to 6.2% at March 31, 2010.
There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly distributions to pay tax liabilities to DR Holdco, the minority member of DiscoverReady. In the first quarter of 2010, we made such a distribution of $0.3 million to DR Holdco.
The sellers of Barrett-NDEx, each as members of NDeX, have the right, for a period of six months following September 2, 2012, to require NDeX to repurchase all or any portion of their respective membership interest in NDeX. To the extent any minority member of NDeX timely exercises this right, the purchase price of such membership interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would be payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.
Under the terms of the DiscoverReady limited liability agreement, DR Holdco has the right, for a period of ninety days following November 2, 2012, to require DiscoverReady to repurchase all or any portion of its equity interest in DiscoverReady. To the extent that DR Holdco timely exercises this right, the purchase price of such equity interest will be based on the fair market value of such interest. During that same period, we also have the right to require DR Holdco to sell its entire equity interest in DiscoverReady to us. If we timely exercise our right, we would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under the following circumstances: An individual seller of DiscoverReady may require DiscoverReady to repurchase the portion of DR Holdco’s interest in DiscoverReady that he beneficially owns if he is terminated without cause or quits for good reason prior to the expiration of his employment agreement. If we terminate any individual seller of DiscoverReady for cause or if such seller quits without good reason, we can require DR Holdco to sell to us the portion of its interest in DiscoverReady that reflects such seller’s beneficial interest in us. The purchase price for that portion of the equity interest repurchased or sold if these rights are exercised based on the interest’s fair market value. With respect to the former CFO of DiscoverReady, we repurchased that portion of DR Holdco’s interest in DiscoverReady which he beneficially owned, upon the expiration of his employment agreement in the second quarter of 2010. As a result, our ownership interest in DiscoverReady increased to 85.3%, and noncontrolling interest in DiscoverReady was reduced to 14.7%.
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

We are required to record the redeemable noncontrolling interests (NCI) in NDeX and DiscoverReady to their redemption amounts at each reporting period. The NDeX NCI is adjusted to the estimated redemption amount at each reporting period based on the formula as discussed above. The DiscoverReady NCI is adjusted to fair value each period using a market approach. In the three months ended March 31, 2010, the adjustments recorded to the NCI’s for NDeX and DiscoverReady were $0.1 million and $3.0 million ($1.9 million net of tax), respectively. Please see our condensed consolidated statements of stockholders’ equity (deficit), as well as Note 1 to our unaudited condensed consolidated interim financial statements included in this report on Form 10-Q for further information regarding accounting for noncontrolling interests and its implications to our financial statements.
Critical Accounting Policies and Estimates
We describe our critical accounting policies in Note 1, Critical Accounting Policies, of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010. Further, we discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our annual report on Form 10-K for the year ended December 31, 2009. There has been no significant change in our critical accounting policies or critical accounting estimates since the end of 2009.
RESULTS OF OPERATIONS
The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended March 31,
		% of		% of
	2010	Revenues	2009	Revenues
Revenues:
Professional Services	$56,026	72.8%	$42,032	65.7%
Business Information	20,952	27.2%	21,904	34.3%

Total revenues	76,978	100.0%	63,936	100.0%

Operating expenses:
Professional Services	41,745	54.2%	31,164	48.7%
Business Information	17,060	22.2%	17,159	26.8%
Unallocated corporate operating expenses	2,218	2.9%	2,568	4.0%

Total operating expenses	61,023	79.3%	50,891	79.6%

Equity in earnings of affiliates	1,428	1.9%	1,397	2.2%

Operating income	17,383	22.6%	14,442	22.6%
Interest expense, net	(1,736)	(2.3)%	(1,970)	(3.1)%
Non-cash interest income related to interest rate swaps	363	0.5%	234	0.4%
Other income, net	—	—	1,446	2.3%

Income before income taxes	16,010	20.8%	14,152	22.1%
Income tax expense	(5,990)	(7.8)%	(4,317)	(6.8)%

Net income	10,020	13.0%	9,835	15.4%
Less: Net income attributable to redeemable noncontrolling interest	(863)	(1.1)%	(1,188)	(1.9)%

Net income attributable to Dolan Media Company	$9,157	11.9%	$8,647	13.5%

Net income attributable to Dolan Media Company per share — basic and diluted	$0.30		$0.29

Accretion of redeemable noncontrolling interest in NDeX	—		(0.11)

Net income attributable to Dolan Media Company common stockholders per diluted share — basic and diluted	$0.30		$0.18

Weighted average shares outstanding:
Basic	30,107		29,806
Diluted	30,195		29,872

Three Months Ended March 31, 2010
Compared to Three Months Ended March 31, 2009
Revenues

	Three Months Ended March 31,
	2010	2009	Increase
	($’s in millions)
Total revenues	$77.0	$63.9	$13.0	20.4%
Our total revenues increased primarily as a result of increased file volume in our mortgage default processing services business and increased revenues in our litigation support services business. The mortgage default file volume growth was driven by our new NDeX operations in Florida which we acquired from the Albertelli sellers in October 2009. These operations generated $2.8 million in revenues, receiving approximately 8,400 files for processing, in the three months ended March 31, 2010 (for the same period in 2009, under previous ownership, these operations received approximately 2,900 files). The litigation support services revenue growth was driven by our new DiscoverReady business which we acquired in November 2009. These operations generated $9.7 million in revenues in the three months ended March 31, 2010 (for the same period in 2009, under previous ownership, these operations generated $4.9 million in revenues). Additionally, $1.3 million revenue growth in the existing NDeX business resulted primarily from changes in the mix of files processed. Revenues in our Business Information Division declined $1.0 million in the first three months of 2010 when compared to the same period in 2009. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.
We derived 72.8% and 65.7% of our total revenues from our Professional Services Division and 27.2% and 34.3% of our total revenues from our Business Information Division for the three months ended March 31, 2010 and 2009, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 55.1% and 59.9% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 17.7% and 5.8% of our total revenues in the first three months of 2010 and 2009, respectively. This change in mix resulted primarily from our new NDeX operations in Florida, acquired from the Albertelli sellers, and the DiscoverReady acquisition, both of which were acquired in the fourth quarter of 2009, as well as general economic conditions in the markets our business information products serve. We expect that, in 2010, total revenues in our Professional Services division will continue to increase year-over-year and as a percentage of our total revenues, particularly those revenues in our litigation support services segment as a result of the acquisition of DiscoverReady in the fourth quarter of 2009.
Operating Expenses

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	($’s in millions)
Total operating expenses	$61.0	$50.9	$10.1	19.9%
Direct operating expense	29.1	22.9	6.2	27.1%
Selling, general and administrative expenses	25.2	20.7	4.5	21.5%
Depreciation expense	2.7	2.1	0.6	28.9%
Amortization expense	4.0	5.1	(1.1)	(22.1)%
Total operating expenses as a percentage of total revenues decreased slightly from 79.6% for the three months ended March 31, 2009 to 79.3% for the three months ended March 31, 2010.

Direct Operating Expenses. The increase in direct operating expenses consisted of a $6.7 million increase in our Professional Services Division and a $0.5 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 37.8% for the first quarter of 2010, from 35.8% for the same period in 2009.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $4.3 million increase in our Professional Services Division and a $0.4 million increase in our Business Information Division, both of which are discussed below, as well as a $0.2 million decrease in costs from our corporate operations. Selling, general and administrative expense as a percentage of revenue remained relatively constant at 32.7% for the first quarter of 2010 compared to 32.4% for the same period in 2009.
Depreciation and Amortization Expense. Our depreciation expense increased primarily as a result of the finalization of the purchase price accounting in the third quarter of 2009 recorded in connection with the Barrett-NDEx acquisition, which resulted in a higher allocation to depreciable software. Our amortization expense decreased primarily because of the additional $0.9 million of amortization expense recorded in the first quarter of 2009 associated with the non-compete intangible asset attributable to Michael Barrett, a senior officer at Barrett-NDEx, which was fully amortized in the first quarter of 2009 as a result of his death in January 2009. Additionally, the finalization of the purchase price allocation in the third quarter of 2009 of the intangible assets associated with the Barrett-NDEx acquisition resulted in a reduction to amortizable intangible assets, and, therefore, a reduction in amortization expense. Offsetting these decreases was an increase in amortization expense of $0.4 million as a result of the DiscoverReady acquisition, and a $0.2 million increase as a result of NDeX’s new Florida operations acquired from the Albertelli sellers.
Interest Expense, Net

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	($’s in millions)
Total interest expense, net	$1.7	$2.0	$(0.2)	(11.9)%
Interest on bank credit facility	0.9	1.6	(0.7)	(43.3)%
Cash interest expense on interest rate swaps	0.7	0.3	0.4	106.8%
Amortization of deferred financing fees	0.1	0.1	—	—
Other	0.1	—	0.1	Not meaningful
Interest expense related to our bank credit facility decreased $0.7 million for the three months ended March 31, 2010. Our average outstanding borrowings on our credit facility were $151.5 million for the three months ended March 31, 2010, compared to $153.7 million for the same period in 2009. However, our weighted average interest rate on those borrowings was significantly lower (2.3% at March 31, 2010 as compared to 3.75% at March 31, 2009), therefore resulting in lower interest expense. Cash interest incurred on our interest rate swaps increased primarily as a result of an increase in the notional amount of our swaps, and, to a lesser extent, interest rate changes.
Non-Cash Interest Income Related to Interest Rate Swaps

	Three Months Ended March 31,
	2010	2009	Increase
	($’s in millions)
Non-cash interest income related to interest rate swaps	$0.4	$0.2	$0.1	55.1%
Non-cash interest related to interest rate swaps for which we do not apply hedge accounting increased as a result of a change in the estimated fair value of our interest rate swaps driven by interest rate changes. The estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet was a liability of $2.2 million and $2.4 million, respectively, at March 31, 2010 and 2009.
Other Income, Net

	Three Months Ended March 31,
	2010	2009	Decrease
	($’s in millions)
Other income, net	$—	$1.4	$(1.4)	Not meaningful

Other income, net decreased because there were no items of other income in the first quarter of 2010. In the first quarter of 2009, we recorded a $1.4 million net gain recorded in connection with the receipt of insurance proceeds on the company-owned life insurance of Michael C. Barrett, a senior officer of Barrett-NDEx, who passed away in January 2009. We used $0.5 million of these insurance proceeds to make a contribution to Southern Methodist University’s Dedman School of Law to establish a scholarship fund in his name. We netted this contribution against the gain recorded on the proceeds of the life insurance.
Income Tax Expense

	Three Months Ended March 31,
	2010	2009	Increase
	($’s in millions)
Income tax expense	$6.0	$4.3	$1.7	38.8%
The provision for income taxes for the three months ended March 31, 2010 and 2009 was 37.4% and 30.5% of income before income taxes, respectively. The increase in our overall effective tax rate in the first quarter of 2010 can be attributed to higher state income taxes and smaller net impact from income attributable to noncontrolling interests due to our increased ownership in NDeX at the end of 2009 and in the first quarter of 2010. The first quarter 2009 tax expense reflects the impact of $1.9 million of non-taxable life insurance proceeds paid upon the death of Michael Barrett, a senior officer of Barrett-NDEx, in January 2009. The tax impact of these non-taxable proceeds was treated as a discrete time in the first quarter of 2009. The company expects an annual effective tax rate for 2010 of 37.4%.
Professional Services Division Results
Revenues

	Three Months Ended March 31,
	2010	2009	Increase
	($’s in millions)
Total revenues	$56.0	$42.0	$14.0	33.3%
Mortgage default processing services revenues	42.4	38.3	4.1	10.8%
Litigation support services revenues	13.6	3.7	9.9	265.6%
Our revenues increased primarily as a result of increased file volume in our mortgage default processing services business and increased revenues in our litigation support services business. The mortgage default file volume growth was driven by our new NDeX operations in Florida which we acquired from the Albertelli sellers in October 2009. These operations generated $2.8 million in revenues, receiving approximately 8,400 files for processing, in the three months ended March 31, 2010 (for the same period in 2009, under previous ownership, these operations received approximately 2,900 files). The litigation support services revenue growth was driven by our new DiscoverReady business which we acquired in November 2009. These operations generated $9.7 million in revenues in the three months ended March 31, 2010 (for the same period in 2009, under previous ownership, these operations generated $4.9 million in revenues). The increase in DiscoverReady’s revenues resulted primarily from increased volume from its top two customers. Counsel Press’ revenues, also a component of the litigation support services segment, grew 3.8% year over year on higher file volumes. Additionally, $1.3 million revenue growth in the existing NDeX business, or 3.5%, resulted primarily from changes in the mix of files processed.
For the three months ended March 31, 2010, we received for processing approximately 95,700 mortgage default case files from our customers, compared to approximately 91,100 mortgage default case files for the three months ended March 31, 2009. Excluding the 8,400 files received by our new operations in Florida in the first quarter of 2010, the file volume from our existing NDeX business decreased year-over-year by 4.2%, with some of our geographic locations experiencing significant growth, while others saw volume decreases. We believe the decreases are due, in part, to voluntary efforts on the part of mortgage servicers and lenders to delay the referral of new foreclosure files to our law firm customers (or directly to us in the case of foreclosures on properties located in California) as a response to continued pressure from regulatory agencies. On a sequential basis when the first quarter of 2010 is compared to the fourth quarter of 2009, NDeX’s file volumes increased 17.4%, and NDex’s revenues increased $6.1 million, or 16.9%.

The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 71.9% and 72.8% of our mortgage default processing services segment during the three months ended March 31, 2010 and 2009, respectively. Together they accounted for 54.5% and 66.4% of our Professional Services Division revenues during the three months ended March 31, 2010 and 2009, respectively. Our top two customers in our litigation support services segment, both of whom are in the financial services industry, together accounted for nearly 60% of litigation support services revenues and 14.5% of Professional Services Division revenues in the first three months of 2010.
Operating Expenses — Mortgage Default Processing Services

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	($’s in millions)
Total operating expenses	$31.7	$28.2	$3.5	12.6%
Direct operating expense	17.0	14.6	2.4	16.2%
Selling, general and administrative expenses	10.3	8.2	2.1	25.5%
Depreciation expense	1.9	1.3	0.6	45.5%
Amortization expense	2.5	4.0	(1.5)	(37.8)%
Total operating expenses in this segment increased largely as a result of the operating costs of our new NDeX operations in Florida, which we acquired from the Albertelli sellers in October 2009. This accounted for $1.4 million of the increase in direct operating expenses, and $1.1 million of the increase in selling, general, and administrative expenses. Of the $1.1 million of selling, general and administrative expenses from the Florida operations, $0.3 million is attributable to the fair value adjustment related to the earnout liability recorded in connection with this acquisition. Direct operating expenses in our existing businesses increased $0.9 million over the three months ended March 31, 2009, resulting from increased personnel and other processing costs incurred due to new legislation implemented in Michigan in the second quarter of 2009, which added additional steps to the foreclosure process and thus additional costs, as well as additional personnel costs in the states where we experienced year-over-year file growth. Selling, general and administrative expenses in our existing businesses increased over the first quarter of 2009 primarily due to increases of $0.3 million and $0.2 million in personnel costs and health insurance costs, respectively, due in part to an increase in headcount.
Amortization expense decreased primarily because of the additional $0.9 million of amortization expense recorded in the first quarter of 2009 associated with the non-compete intangible asset attributable to Michael Barrett, a senior officer at Barrett-NDEx, which was fully amortized in the first quarter of 2009 as a result of his death in January 2009. Additionally, the finalization of the purchase price allocation in the third quarter of 2009 of the intangible assets associated with the Barrett-NDEx acquisition resulted in a reduction to amortizable intangible assets, and therefore a reduction in amortization expense. Partially offsetting these decreases were increases in amortization expense of $0.2 million as a result of the amortizable intangible assets from our new Florida operations acquired in October 2009. Depreciation expense increased as a result of the finalization of the purchase price allocation of Barrett-NDEx (as discussed above), which resulted in a higher amount of depreciable software.
Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased slightly to 74.7% for the three months ended March 31, 2010, from 73.5% for the three months ended March 31, 2009.
Operating Expenses — Litigation Support Services

	Three Months Ended March 31,
	2010	2009	Increase
	($’s in millions)
Total operating expenses	$10.0	$3.0	$7.0	235.0%
Direct operating expense	5.2	0.8	4.4	514.3%
Selling, general and administrative	4.0	1.8	2.2	118.8%
Depreciation expense	0.1	—	0.1	267.6%
Amortization expense	0.7	0.3	0.4	143.5%
The operating expenses in our litigation support services segment increased as a result of the DiscoverReady acquisition in November 2009. Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues decreased to 73.9% for the three months ended March 31, 2010 from 80.6% for the three months ended March 31, 2009, which resulted from the strong first quarter revenues from DiscoverReady.

Business Information Division Results
Revenues

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	($’s in millions)
Total Business Information Division Revenues	$21.0	$21.9	$(1.0)	(4.3)%
Display and classified advertising revenues	5.5	6.8	(1.3)	(19.2)%
Public notice revenues	11.8	11.3	0.5	4.4%
Circulation and other revenues	3.7	3.9	(0.1)	(3.6)%
Our display and classified advertising revenues (which include revenues from events) decreased primarily due to an approximate 15% decrease in the number of ads placed in our publications, which we believe was driven by the continued struggling economy in several of the markets we serve, and continued apprehension on the part of some of our customers to return their marketing dollars to previous spending levels, as well as a decrease in the average price paid per classified and display ad across our publications. More than a third of the $1.3 million revenue decrease was due to changes in the number, frequency and timing of specialty publications and magazines, along with the weather-related rescheduling of an event.
Our public notice revenues increased despite a slight decrease in the number of public notice ads. Most of this revenue increase was driven by the increased number of foreclosure notices placed in our Maryland publication, due in part to changes in public notice laws in Maryland in 2008, that resulted in lower revenues in the first quarter of 2009.
Circulation and other revenues decreased primarily due to a decline in the number of paid subscribers between March 31, 2009 and March 31, 2010. As of March 31, 2010, our paid publications had approximately 62,100 subscribers, a decrease of approximately 3,800, or 5.8%, from total paid subscribers of approximately 65,900 as of March 31, 2009. However, we have seen a slight increase in the number of subscribers from the end of 2009, due, in part, to targeted marketing efforts for renewals and new subscribers, as well as improved editorial content. We expect this trend to continue throughout 2010 as we continue these marketing efforts, as well as placing increased focus on online subscriptions.
The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for over 10% of our Business Information Division’s revenues for the three months ended March 31, 2010 and 2009.
Operating Expenses

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	($’s in millions)
Total operating expenses	$17.1	$17.2	$(0.1)	(0.6)%
Direct operating expense	6.9	7.5	(0.5)	(7.2)%
Selling, general and administrative expenses	8.9	8.4	0.4	5.2%
Depreciation expense	0.5	0.5	—	3.1%
Amortization expense	0.8	0.8	—	(1.7)%
Direct operating expenses decreased primarily as a result of decreased production and distribution costs. These costs declined by approximately $0.3 million due to a reduction in the pages in our print publications, as well as the printing of fewer specialty publications and magazines and negotiating contract price reductions with our primary printing vendors. Personnel expenses accounted for a decrease of approximately $0.1 million in direct operating expenses. Business units reduced their contract labor and freelance expenses due to a decline in specialty publications and magazines and an increased reliance on in-house staff to reduce costs. In addition, decreased headcount and lower commissions and performance-based pay, which resulted from lower display and classified advertising revenue, also lowered our personnel expenses in this division.

Selling, general and administrative expenses increased $0.4 million over last year primarily as a result of an increase in circulation marketing and other marketing expenses as well as costs incurred to improve and maintain our web sites.
Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 81.4% for the three months ended March 31, 2010 from 78.3% for the three months ended March 31, 2009 because of a year-over-year decrease in display and classified advertising revenues, on relatively flat operating expenses.
Off Balance Sheet Arrangements
We have not entered into any off balance sheet arrangements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of March 31, 2010 and December 31, 2009, as well as cash flows for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$3,756	$2,894
Working capital (deficit)	(21,678)	(21,067)
Long-term debt, less current portion	130,229	137,960

	Three Months
	Ended March 31,
	2010	2009
Net cash provided by operating activities	$21,154	$8,502
Net cash used in investing activities:
Acquisitions and investments	—	(25)
Capital expenditures	(1,884)	(810)
Net cash used by financing activities	(18,408)	(4,002)
Cash Flows Provided by Operating Activities
The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
Net cash provided by operating activities for the three months ended March 31, 2010, increased $12.7 million, or 148.8%, to $21.2 million from $8.5 million for the three months ended March 31, 2009. This increase was largely attributable to favorable collections in our NDeX operations, particularly when compared to the first quarter of 2009, during which time we experienced a significant increase in accounts receivable in the first three months of 2009 due to increased sales and pass-through costs at Barrett-NDEx.
Working capital deficit increased slightly by $0.6 million, from a deficit of $21.1 million at December 31, 2009, to a deficit of $21.7 million at March 31, 2010.
Our allowance for doubtful accounts, allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding (DSO), as of March 31, 2010, December 31, 2009, and March 31, 2009, is set forth in the table below:

	March 31,	December 31,	March 31,
	2010	2009	2009
Allowance for doubtful accounts (in thousands)	$1,294	$1,113	$1,263
Allowance for doubtful accounts as a percentage of gross accounts receivable	2.0%	1.9%	2.4%
Day sales outstanding	77.0	68.5	76.6

Our allowance for doubtful accounts as a percentage of gross accounts receivable was relatively flat for each period shown.
We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. Our DSO increased in large part due to the strong revenues generated towards the end of the first quarter of 2010 from DiscoverReady, resulting in an increase in the accounts receivable balance at quarter-end. Additionally, at the end of 2009, two of NDeX’s customers prepaid a portion of their account balance that would have been due in January 2010, resulting in a lower year-end balance and thus a reduced DSO. Similar prepayments were not made at the end of March 31, 2010 or March 31, 2009.
We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $2.1 million in the three months ended March 31, 2010 and $1.4 million in the three months ended March 31, 2009. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased $1.0 million to $1.8 million in the three months ending March 31, 2010 from $0.8 million in the three months ended March 31, 2009. In the first three months of 2010 and 2009, we used cash primarily in connection with capital expenditures for offices, equipment, and software. About 43% of our capital spending in the first quarter of 2010 was attributable to specific technology projects, including a new phone system for NDeX. In addition, approximately 13% was attributable to specific building and office related projects. We expect the costs for capital expenditures to range between 2.5% and 3.0% of our total revenues, on an aggregated basis, for the year ending December 31, 2010.
Cash Flows Used in Financing Activities
Cash provided by financing activities primarily includes borrowings under our revolving credit agreement and the issuance of long-term debt. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, payments on unsecured notes, and the payment of fees associated with the issuance of long-term debt.
Net cash used in financing activities increased $14.4 million to $18.4 million in the three months ended March 31, 2010 from $4.0 million in the three months ended March 31, 2009. During the three months ended March 31, 2010, we entered into two unsecured notes payables in connection with the increases in our ownership interest in NDeX described below. In the first quarter of 2010, we made total payments on unsecured notes of $7.3 million. Long-term debt, less current portion, decreased $7.7 million, or 5.6%, to $130.2 million as of March 31, 2010 from $138.0 million as of December 31, 2009.
On January 4, 2010, we entered an unsecured note payable with the Trott sellers for an aggregate of $5.0 million. Under the terms of this note, we are obligated to pay the Trott sellers $1.0 million on each of June 1, 2010, and July 1, 2010, and the remaining $3.0 million in 29 equal monthly installments beginning August 1, 2010. Interest accrues on the unpaid balance of the $3.0 million portion of the note at a rate of 4.25% per annum, beginning on January 4, 2010. We entered this note in connection with our acquisition of the remaining 2.4% interest in NDeX the Trott sellers owned.
In connection with our redemption of Feiwell & Hannoy’s 1.7% interest in NDeX, we entered an unsecured note payable with Feiwell & Hannoy for $3.5 million. We will pay this note over a period of three years in 12 equal quarterly installments, beginning March 1, 2010. Interest accrues on any portion of the $3.5 million principal amount remaining at a rate of 5.25% per annum.
See “Management’s Discuss and Analysis—Recent Developments—Increase in our Ownership in NDeX” for more information on these two transactions.

Credit Agreement. At March 31, 2010, we had $140.4 million outstanding under our term loan, and no amount outstanding under our revolving line of credit and available capacity of approximately $40.0 million, after taking into account the senior leverage ratio requirements under the credit agreement. We expect to use the remaining availability under our credit agreement, if at all, for working capital and other general corporate purposes, including the financing of acquisitions.
At March 31, 2010, the weighted average interest rate on our senior term note was 2.3%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At March 31, 2010, all of the interest on our senior note was based on LIBOR.
Future Needs
We expect that cash flow from operations, supplemented by short-term and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations, payments on our short-term and long-term debt and our capital expenditure requirements, along with the $1.0 million holdback payment and $1.0 million deferred payment owed to the Albertelli sellers in the fourth quarter, as well as up to $3.0 million we may owe to the Albertelli seller if the earnout target is achieved. However, our ability to generate sufficient cash flow in the future could be adversely impacted by regulatory, lender and other responses to the mortgage crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments—Regulatory Environment” in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.
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
Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability and cash flow from operations, the quality of our short-term and long-term assets, our relative levels of debt and equity, the financial condition and operations of acquisition targets (in the case of acquisition financing) and the overall condition of the credit markets.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of March 31, 2010, we had two swap arrangements that convert $75.0 million of our variable rate term loan into a fixed rate obligation. These interest rate swap agreements terminate on March 31, 2011, and June 30, 2014. Under our bank credit facility, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.
We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of both of our swap agreements in other liabilities on our balance sheet. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of March 31, 2010, we have designated only the interest rate swap agreement that terminates on June 30, 2014, for hedge accounting treatment. Accordingly, we record changes in the fair value of this swap agreement in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended. Conversely, we treat the fair value of the swap agreement that terminates on March 31, 2011 and does not qualify for hedge accounting treatment, as a component of interest income (expense) in our statement of operations for the period then ended.

For the three months ended March 31, 2010 and March 31, 2009, we recognized interest income of $0.4 million and $0.2 million, respectively, related to the fair value of the interest rate swap agreements that do not qualify for hedge accounting. For the three months ended March 31, 2010, we recognized other comprehensive loss of $0.6 million (net of tax) related to the change in fair value of the interest rate swap agreement that terminates on June 30, 2014, and does qualify for hedge accounting. We did not record other comprehensive income for the three months ended March 31, 2009 because we did not have an interest rate swap agreement in effect at the end of that period, which qualified, and was designated, for hedge accounting treatment. At March 31, 2010 and 2009, the estimated fair value of our fixed interest rate swaps was a liability of $2.2 million and $2.4 million, respectively.
If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.
Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.1 million (pre-tax) and $0.2 million (pre-tax) for the three months ended March 31, 2010 and 2009, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, and we do not believe that any such existing litigation is material to our financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.
Item 2. Unregistered Sales of Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
No.	Title	Method of Filing
4	Amendment No. 1 to Rights Agreement dated as of March 17, 2010, between Dolan Media Company and Mellon Investor Services, LLC, as Rights Agent	Incorporated by reference to Exhibit 4 to our current report on Form 8-K filed with the SEC on March 22, 2010.

10.1
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

10.2	Amendment No. 7 to the Amended and Restated Operating Agreement of American Processing Company, LLC dated January 4, 2010	Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on January 5, 2010.

10.3	Amendment No. 8 to the Amended and Restated Operating Agreement of American Processing Company, LLC dated February 28, 2010	Incorporated by reference to Exhibit 10.37 to our annual report on Form 10-K filed with the SEC on March 8, 2010.

10.4	2007 Incentive Compensation Plan (as amended and restated in 2010)	Incorporated by reference to Exhibit 10.12 to our annual report on Form 10-K filed with the SEC on March 8, 2010.

10.5	Amendment No. 1 to the Third Amendment and Restated Limited Liability Company Agreement of DiscoverReady, LLC dated April 30, 2010	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Furnished herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2010	DOLAN MEDIA COMPANY
	By:	/s/ James P. Dolan
James P. Dolan
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: May 6, 2010	By:	/s/ Vicki J. Duncomb
Vicki J. Duncomb
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Title	Method of Filing
10.5	Amendment No. 1 to the Third Amended and Restated Limited Liability Agreement of DiscoverReady, LLC dated April 30, 2010	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Furnished herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith.