Form 10-Q
period 2010-06-30
Dolan Co.
filed 2010-08-05
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to                     .
Commission File Number: 001-33603
The Dolan Company
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 30, 2010, there were 30,493,086 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The Dolan Company
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,942	$2,894
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,282 and $1,113 as of June 30, 2010 and December 31, 2009, respectively)	63,247	57,205
Unbilled pass-through costs	9,079	13,087
Prepaid expenses and other current assets	2,923	2,948

Total current assets	82,191	76,134
Investments	14,491	15,479
Property and equipment, net	15,124	15,457
Finite-life intangible assets, net	187,247	193,687
Indefinite-lived intangible assets	221,129	222,580
Other assets	2,892	4,953

Total assets	$523,074	$528,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$19,063	$22,005
Accounts payable	13,751	16,030
Accrued pass-through liabilities	24,124	25,929
Accrued compensation	8,457	4,384
Accrued liabilities	4,759	5,371
Due to sellers of acquired businesses	4,970	4,685
Deferred revenue	19,253	18,797

Total current liabilities	94,377	97,201
Long-term debt, less current portion	125,421	137,960
Deferred income taxes	6,097	8,160
Other liabilities	10,435	9,506

Total liabilities	236,330	252,827

Redeemable noncontrolling interest	22,077	26,600

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,495,904 and 30,326,437 shares as of June 30, 2010 and December 31, 2009, respectively	30	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Other comprehensive loss (net of tax)	(1,253)	—
Additional paid-in capital	286,478	287,210
Accumulated deficit	(20,588)	(38,377)

Total stockholders’ equity	264,667	248,863

Total liabilities and stockholders’ equity	$523,074	$528,290

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Professional Services	$56,454	$44,294	$112,480	$86,326
Business Information	22,755	22,746	43,707	44,650

Total revenues	79,209	67,040	156,187	130,976

Operating expenses
Direct operating: Professional Services	23,861	15,682	46,051	31,140
Direct operating: Business Information	7,624	7,425	14,540	14,875
Selling, general and administrative	25,639	22,427	50,827	43,163
Amortization	3,973	4,171	7,966	9,295
Depreciation	2,723	2,351	5,459	4,474

Total operating expenses	63,820	52,056	124,843	102,947
Equity in earnings of affiliates	1,084	1,333	2,512	2,730

Operating income	16,473	16,317	33,856	30,759

Non-operating income (expense)
Interest expense, net of interest income	(1,614)	(1,728)	(3,350)	(3,698)
Non-cash interest income related to interest rate swaps	302	296	665	530
Other income	—	—	—	1,446

Total non-operating expense	(1,312)	(1,432)	(2,685)	(1,722)

Income before income taxes	15,161	14,885	31,171	29,037
Income tax expense	(5,673)	(5,361)	(11,663)	(9,678)

Net income	9,488	9,524	19,508	19,359
Less: Net income attributable to redeemable noncontrolling interest	(856)	(1,318)	(1,719)	(2,506)

Net income attributable to The Dolan Company	$8,632	$8,206	$17,789	$16,853

Earnings per share — basic and diluted:
Net income attributable to The Dolan Company	$0.29	$0.27	$0.59	$0.56
(Increase) decrease in redeemable noncontrolling interest in NDeX	0.04	(0.13)	0.04	(0.24)

Net income attributable to The Dolan Company common stockholders	$0.33	$0.14	$0.63	$0.32

Weighted average shares outstanding:
Basic	30,136,567	29,815,405	30,121,831	29,810,590
Diluted	30,240,004	29,917,495	30,217,885	29,896,194
See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except share data)

					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-In Capital	Deficit	Loss	Total
Balance (deficit) at December 31, 2008	29,955,018	$30	$291,310	$(69,190)	$—	$222,150

Net income attributable to The Dolan Company	—	—	—	30,813	—	30,813
(Increase) decrease in redeemable noncontrolling interest in NDeX	—	—	(9,262)	—	—	(9,262)

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	21,551
Issuance of common stock in connection with a purchase of noncontrolling interest in NDeX	248,000	—	2,600	—	—	2,600
Issuance of common stock pursuant to the exercise of stock options	9,533	—	16	—	—	16
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	113,886	—	2,556	—	—	2,556
Other	—	—	(10)	—	—	(10)

Balance (deficit) at December 31, 2009	30,326,437	$30	$287,210	$(38,377)	$—	$248,863

Net income attributable to The Dolan Company	—	—	—	17,789	—	17,789
(Increase) decrease in redeemable noncontrolling interest in NDeX	—	—	1,094	—	—	1,094

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	18,883
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(1,253)	(1,253)

Total comprehensive income						17,630
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	158,039	—	1,358	—	—	1,358
Issuance of common stock pursuant to the exercise of stock options	11,428	—	20	—	—	20
(Increase) in redeemable noncontrolling interest in DiscoverReady	—	—	(3,204)	—	—	(3,204)

Balance (deficit) at June 30, 2010	30,495,904	$30	$286,478	$(20,588)	$(1,253)	$264,667

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$19,508	$19,359
Distributions received from The Detroit Legal News Publishing, LLC	3,500	3,500
Distributions paid to holders of noncontrolling interest	(1,061)	(2,311)
Non-cash operating activities:
Amortization	7,966	9,295
Depreciation	5,459	4,474
Equity in earnings of affiliates	(2,512)	(2,730)
Stock-based compensation expense	1,358	1,145
Change in value of interest rate swap	(665)	(525)
Amortization of debt issuance costs	164	123
Non-cash fair value adjustment on earnout recorded in connection with acquisition	588	—
Changes in operating assets and liabilities, net of effects of business combinations in 2009:
Accounts receivable and unbilled pass-through costs	(2,033)	(18,571)
Prepaid expenses and other current assets	55	2,581
Other assets	18	18
Accounts payable and accrued liabilities	(605)	5,199
Deferred revenue and other liabilities	(370)	1,444

Net cash provided by operating activities	31,370	23,001

Cash flows from investing activities
Acquisitions and investments	(115)	(1,426)
Capital expenditures	(3,326)	(1,613)

Net cash used in investing activities	(3,441)	(3,039)

Cash flows from financing activities
Net payments on senior revolving note	(8,000)	—
Payments on senior long-term debt	(6,225)	(4,625)
Payments on unsecured notes payable	(9,576)	(1,750)
Proceeds from stock option exercises	20	7
Other	(100)	(2)

Net cash used in financing activities	(23,881)	(6,370)

Net increase in cash and cash equivalents	4,048	13,592
Cash and cash equivalents at beginning of the period	2,894	2,456

Cash and cash equivalents at end of the period	$6,942	$16,048

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Notes to Unaudited Condensed Consolidated Interim Financial Statements
Note 1. Basis of Presentation
Basis of Presentation: The condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of The Dolan Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K filed on March 8, 2010, with the Securities and Exchange Commission (SEC). Effective May 26, 2010, the Company changed its name from Dolan Media Company to The Dolan Company.
In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full calendar year.
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority ownership interests in American Processing Company, LLC d/b/a NDeX (NDeX) and DiscoverReady LLC (DiscoverReady). The Company accounts for the percentage interests in NDeX and DiscoverReady that it does not own as noncontrolling interest.
All significant intercompany accounts and transactions have been eliminated in consolidation.
When the Company refers to Barrett-NDEx in these notes, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets which NDeX acquired on September 2, 2008. The term “Albertelli sellers” means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group. The term “Trott sellers” means David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, as a group.
Note 2. Basic and Diluted Income Per Share
Basic per share amounts are computed, generally, by dividing net income attributable to The Dolan Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At June 30, 2010 and December 31, 2009, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 13 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net income attributable to The Dolan Company per share (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Net income attributable to The Dolan Company	$8,632	$8,206	$17,789	$16,853
(Increase) decrease in redeemable noncontrolling interest in NDeX, net of tax	1,173	(3,943)	1,094	(7,293)

Net income attributable to The Dolan Company common stockholders	$9,805	$4,263	$18,833	$9,560

Basic:
Weighted average common shares outstanding	30,431	30,036	30,377	29,995
Weighted average common shares of unvested restricted stock	(294)	(221)	(255)	(184)

Shares used in the computation of basic net income per share	30,137	29,815	30,122	29,811

Net income attributable to The Dolan Company common stockholders per share — basic	$0.33	$0.14	$0.63	$0.32

Diluted:
Shares used in the computation of basic net income per share	30,137	29,815	30,122	29,811
Stock options and restricted stock	103	102	96	85

Shares used in the computation of dilutive net income per share	30,240	29,917	30,218	29,896

Net income attributable to The Dolan Company common stockholders per share — diluted	$0.33	$0.14	$0.63	$0.32

For the three months ended June 30, 2010 and 2009, options to purchase approximately 1.6 million and 1.8 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive. For the six months ended June 30, 2010 and 2009, options to purchase approximately 1.6 million and 1.9 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.
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
2010 Equity Transactions:
Acquisition of Noncontrolling Interest in NDeX: On January 4, 2010, the Company, along with its wholly-owned subsidiary, Dolan APC, LLC, entered into a common unit purchase agreement with the Trott sellers, including one of the Company’s executive officers, David A. Trott, under the terms of which the Trott sellers sold their remaining aggregate 2.4% ownership interest in NDeX, for an aggregate $5.0 million. The Company paid $1.0 million of the aggregate purchase price during the second quarter of 2010, will pay $1.0 million on July 1, 2010, and will pay the remaining $3.0 million in 29 equal monthly installments, beginning August 1, 2010. Interest accrues on any portion of the $3.0 million principal amount remaining at a rate of 4.25% per annum. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $5.0 million. No deal costs were incurred with respect to this transaction.
Redemption of Noncontrolling Interest of Feiwell & Hannoy in NDeX: On February 28, 2010, NDeX redeemed a 1.7% ownership interest in NDeX from Feiwell & Hannoy, which exercised its put right pursuant to the NDeX operating agreement. NDeX redeemed these common units for $3.5 million, which is payable to Feiwell & Hannoy over a period of three years, in equal quarterly installments, beginning on March 1, 2010, with interest accruing at a rate of 5.25% per annum. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $3.5 million. No deal costs were incurred with respect to this transaction.

2009 Acquisitions/Equity Transactions:
Albertelli: On October 1, 2009, NDeX acquired the mortgage default processing services and certain title assets of the Albertelli sellers for a total maximum cash purchase price of $19.0 million as follows: $7.0 million paid at closing, an additional $1.0 million held back for one year to secure the Albertelli sellers’ obligations under the asset purchase agreement, an additional $2.0 million in equal installments of $1.0 million to be paid on each of October 1, 2010 and 2011, respectively, and earnouts payable of up to an additional $9.0 million in three annual installments of up to $3.0 million each. The amount of these three annual earnout payments is based upon the adjusted EBITDA for the acquired mortgage default processing services and related title business during the twelve calendar months ending on each of September 30, 2010, 2011, and 2012. Subsequent to June 30, 2010, in anticipation of the achievement of the adjusted EBITDA target for the twelve calendar months ending on September 30, 2010, and in connection with mutually agreed amendments to certain of the agreements entered into in connection with the Albertelli acquisition, the Company agreed to pay the full $3.0 million on October 1, 2010, for the first of the three annual earnout payments.
In connection with this acquisition, the Company determined that the earnouts of $9.0 million, in the aggregate, were likely to be achieved and has therefore included the present value of these payments in its determination of fair value. The Company has determined that this liability is a level 3 fair value measurement within the Financial Accounting Standards Board’s (FASB) fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. See Note 5 for information pertaining to changes in the fair value of this liability during the three and six months ended June 30, 2010.
The $16.7 million fair value purchase price was allocated as follows: $0.2 million to fixed assets; $14.3 million to the long-term service agreement to be amortized over 20 years, representing the initial term of the services agreement entered into with one of the Albertelli sellers and the expected life over which cash flows will be provided; and $2.2 million to goodwill.
DiscoverReady: On November 2, 2009, the Company acquired an 85% equity interest in DiscoverReady. The Company paid the sellers $28.9 million in cash at closing and placed an additional $3.0 million in escrow.
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
The Company records on its balance sheet an adjustment for that portion of DiscoverReady which it does not own as redeemable noncontrolling interest (NCI), which is adjusted to fair value at each balance sheet date using a market approach. The Company has determined that this redeemable NCI is a level 3 fair value measurement within the FASB’s fair value hierarchy. See Note 5 for information pertaining to changes in the fair value of this noncontrolling interest during the three and six months ended June 30, 2010.
Acquisition of Noncontrolling Interest in NDeX. On December 31, 2009, the Company entered into a common unit purchase agreement with the Trott sellers, including one of the Company’s executive officers, David A. Trott, under the terms of which the Trott sellers sold an aggregate 5.1% membership interest in NDeX to the Company, for a purchase price of $10.6 million, consisting of $8.0 million paid to the Trott sellers during the six months ended June 30, 2010, and 248,000 shares of the Company’s common stock with a fair market value of $2.6 million. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $10.6 million.

Pro Forma Information: Actual results of operations reflecting the equity interests and assets acquired in 2010 and 2009 are included in the unaudited condensed consolidated interim financial statements from the dates of the applicable business combination. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the following transactions as if they occurred on January 1, 2009: (1) the mortgage default processing services and certain title assets of Albertelli acquired in October, 2009, (2) the 85% equity interest in DiscoverReady acquired in November, 2009 (which increased to 85.3% in the second quarter of 2010; see Note 5 for further information), (3) the 5.1% interest in NDeX acquired in December, 2009, (4) the 2.4% interest in NDeX acquired in January, 2010, and (5) the 1.7% interest in NDeX acquired from Feiwell & Hannoy in February, 2010. The Feiwell & Hannoy transaction had a de minimis effect on 2010 results and therefore there is no pro forma adjustment for the three and six months ended June 30, 2010, as the aforementioned transactions are included in the actual operating results for the full period. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the business combinations occurred as of the beginning of each such year (in thousands, except per share data):

	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Total revenues	$75,245	$145,823
Net income attributable to The Dolan Company	10,009	19,758
Net income attributable to The Dolan Company per share:
Basic	$0.33	$0.66

Diluted	$0.33	$0.66

Actual/Pro forma weighted average shares outstanding:
Basic	30,063,405	30,058,592

Diluted	30,165,495	30,144,194

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
As of June 30, 2010, the Company had $1.3 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. There was no other comprehensive loss as of December 31, 2009. Unrealized gains and losses are reflected in net income attributable to The Dolan Company when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.
This cash flow hedge was highly effective for the three and six months ended June 30, 2010. The Company does not expect to reclassify any amounts from other comprehensive income to net income attributable to The Dolan Company during 2010. The occurrence of these related cash flows and hedged transaction remains probable.
The Company had liabilities of $2.8 million and $1.5 million resulting from interest rate swaps at June 30, 2010 and December 31, 2009, respectively, which are included in accrued liabilities or other liabilities on the balance sheet, depending upon the timing of the expiration of the swap agreement. As of June 30, 2010, the aggregate notional amount of the swap agreements was $75 million, of which $25 million will mature on March 31, 2011, and the balance of the $50 million notional swap will mature on various dates through June 30, 2014, as discussed above. The swap agreement maturing on March 31, 2011, does not qualify for hedge accounting. Total floating-rate borrowings not offset by the swap agreements at June 30, 2010, totaled $62.2 million.

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
The fair value of interest rate swaps is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The fair value of the earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers is determined by management based on projected financial performance and an estimated discount rate. The fair value of the redeemable noncontrolling interest in DiscoverReady is determined by management using a market approach.
The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,848	$—	$2,848
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	7,587	7,587
Redeemable noncontrolling interest in DiscoverReady	—	—	11,319	11,319

Total	$—	$2,848	$18,906	$21,754

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2010 (in thousands):

					Fair Value
		Fair Value			Adjustment
		Adjustment			Included in
		Included in			Additional
		Net Income	Minority	Distributions	Paid-in
	Balance at	Attributable	Partners’	to Minority	Capital and	Balance at
	March 31,	to The Dolan	Share of	Partners /	Deferred	June 30,
	2010	Company	Earnings	Redemptions	Taxes	2010
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	$7,293	$294	$—	$—	$—	$7,587
Redeemable noncontrolling interest in DiscoverReady	8,985	—	537	(349)	2,146	11,319

Total	$16,278	$294	$537	$(349)	$2,146	$18,906

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 (in thousands):

					Fair Value
		Fair Value			Adjustment
		Adjustment			Included in
		Included in			Additional
		Net Income	Minority	Distributions	Paid-in
	Balance at	Attributable	Partners’	to Minority	Capital and	Balance at
	December 31,	to The Dolan	Share of	Partners /	Deferred	June 30,
	2009	Company	Earnings	Redemptions	Taxes	2010
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	$6,999	$588	$—	$—	$—	$7,587
Redeemable noncontrolling interest in DiscoverReady	5,902	—	894	(642)	5,165	11,319

Total	$12,901	$588	$894	$(642)	$5,165	$18,906

In accordance with the terms of the DiscoverReady operating agreement, the Company repurchased a 0.3% equity interest in DiscoverReady from DR Holdco in connection with the expiration of the employment agreement of DiscoverReady’s former chief financial officer in April 2010. The Company paid $0.1 million for this equity interest in DiscoverReady, which is included in Distributions to Minority Partners/Redemptions in the tables above along with $0.2 million in distributions to minority partners.
Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). No such fair value adjustments were required during the quarter.
Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of its variable-rate debt issues that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At June 30, 2010, the estimated fair value of variable-rate debt under the Company’s senior credit facility was $121.4 million compared to a carrying value of $137.2 million.

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
The following table summarizes certain key information relating to the Company’s investment in DLNP as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010 and 2009 (in thousands):

	As of June 30,	As of December 31,
	2010	2009
Carrying value of investment	$14,491	$15,479
Underlying finite-lived customer list, net of amortization	8,167	8,921

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Equity in earnings of DLNP, net of amortization of customer list	$1,084	$1,333	$2,512	$2,730
Distributions received	1,400	2,100	3,500	3,500
Amortization expense	377	377	754	753
Note 7. Intangible Assets
Indefinite-Lived Intangible Assets: Indefinite-lived intangible assets consist of trade names and goodwill. The Company has determined that these assets have an indefinite life and therefore will not be amortized. As of June 30, 2010 and December 31, 2009, the trade names balance was $6.5 million. The Company reviews indefinite-lived intangible assets annually on November 30 for impairment.
The following table represents the goodwill balances by segment as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Mortgage Default Processing Services	$131,709	$131,709
Litigation Support Services	23,651	25,102
Business Information	59,232	59,232

Total	$214,592	$216,043

The change in goodwill in the Litigation Support Services segment resulted from the completion of the determination of fair value related to the DiscoverReady acquisition during the first quarter of 2010. See Note 3 for further information about this valuation.
Finite-Life Intangible Assets: Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2010 and 2009, was approximately $4.0 million and $4.2 million, respectively, and for the six months ended June 30, 2010 and 2009, was approximately $8.0 million and $9.3 million, respectively. During the six months ended June 30, 2009, the Company recorded an additional $0.9 million of amortization expense to write off the non-compete agreement with Michael Barrett, a senior officer of Barrett-NDEx, who died in January 2009.

Note 8. Long-Term Debt, Capital Lease Obligation
A summary of long-term debt is as follows (in thousands):

	June 30,	December 31,
	2010	2009
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$137,225	$143,450
Senior variable-rate revolving note due August 8, 2012	—	8,000

Total senior secured debt	137,225	151,450
Unsecured notes payable	6,875	8,000
Capital lease obligations	384	515

	144,484	159,965
Less current portion	19,063	22,005

Long-term debt, less current portion	$125,421	$137,960

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
At June 30, 2010, the Company had net unused available capacity of approximately $40 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility, and outstanding debt of $137.2 million (all of which was under the term loan facility). At June 30, 2010, the weighted-average interest rate on the senior term note was 2.5%. The Company is subject to certain restrictions and covenant ratio requirements relating to its financing arrangement, all of which were satisfied as of June 30, 2010.
Unsecured Notes Payable: Under the terms of common unit purchase agreements with the Trott sellers dated December 31, 2009 and January 4, 2010, the Company agreed to pay an aggregate $13.0 million in installments for the purchase of an aggregate 7.6% ownership interest in NDeX. Of this amount, $9.0 million was paid during the six months ended June 30, 2010, $1.0 million is due and payable on July 1, 2010, and the remaining $3.0 million is payable in 29 equal monthly installments at an interest rate of 4.25% per annum beginning on August 1, 2010. The aggregate balance on these notes at June 30, 2010 was $4.0 million.
Under the terms of a redemption agreement with Feiwell & Hannoy, the Company agreed to pay $3.5 million in installments for the redemption of a 1.7% ownership interest in NDeX from Feiwell & Hannoy. The $3.5 million note is payable in 12 quarterly installments beginning on March 1, 2010, with interest accruing at a rate of 5.25% per annum. During the six months ended June 30, 2010, the Company paid $0.6 million on this note. The balance on this note at June 30, 2010 was $2.9 million.
See Note 3 for further information related to these three transactions.
Note 9. Common and Preferred Stock
At June 30, 2010, the Company had 70,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized and 30,495,904 shares of common stock and no shares of preferred stock outstanding. On January 29, 2009, the Company’s board of directors designated 5,000 shares of Series A Junior Participating Preferred Stock, which are issuable upon the exercise of rights as described in the Stockholder Rights Plan adopted by the Company on the same date. The rights to purchase 1/10,000 of a share of the Series A Junior Participating Preferred Stock were issued to the Company’s stockholders of record on February 9, 2009. All other authorized shares of preferred stock are undesignated.

Note 10. Income Taxes
The provision for income taxes for the six months ended June 30, 2010 and 2009 was $11.6 million and $9.7 million, respectively, or 37.4% and 33.3% of income before income taxes, respectively. The provision for income taxes during the six months ended June 30, 2010 and 2009 is comprised of federal, state and local taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate is state income taxes. This difference is partially offset by earnings of the Company’s noncontrolling interests, which are not subject to federal income tax. In addition, second quarter 2009 tax expense reflects the impact of $1.9 million of non-taxable life insurance proceeds received upon the death of Michael Barrett, a senior officer of Barrett-NDEx, in January 2009. The tax impact of these non-taxable proceeds was treated as a discrete item in the first quarter of 2009.
Note 11. Major Customers and Related Parties
NDeX has eight law firm customers and, of those customers, Trott & Trott and the Barrett law firm (both related parties) comprised 13.2% and 21.5%, respectively, of the Company’s total revenues for the three months ended June 30, 2010, and 13.6% and 23.5%, respectively, of the Company’s total revenues for the six months ended June 30, 2010. The Company’s top two customers in the litigation support services segment, both of whom are in the financial services industry, together accounted for 13.8% and 12.2%, respectively, of the Company’s total revenues for the three and six months ended June 30, 2010.
NDeX has entered long-term services agreements with its law firm customers, including Trott & Trott and the Barrett law firm, that provide for the exclusive referral of mortgage default and other files for processing. In early 2010, NDeX and Trott & Trott agreed to increase the fixed fee per file NDeX receives for each mortgage foreclosure, bankruptcy, eviction, litigation and other mortgage default files Trott & Trott refers to NDeX for processing under NDeX’s service agreement with Trott & Trott.
David A. Trott, chairman and chief executive officer of NDeX, is also the managing attorney and majority shareholder of Trott & Trott, and, at January 1, 2010, owned a 1.7% interest in NDeX. The Company acquired that interest as part of a common unit purchase transaction with the Trott sellers. Under the terms of the common unit purchase agreement, Mr. Trott sold the Company 23,560 common units in NDeX, representing his 1.7% interest, for a total aggregate purchase price of $3.4 million, exclusive of interest, during the first quarter of 2010. As part of a separate common unit purchase agreement entered into with the Trott sellers on December 31, 2009, Mr. Trott sold the Company 168,644 common units in NDeX, representing his 12.2% interest. The Company made an aggregate $6.1 million in payments in connection with these transactions to Mr. Trott during the six months ended June 30, 2010. See Note 3 for more information about these transactions.
Also, during the first quarter of 2010, NDeX redeemed the 1.7% ownership interest which was held by Feiwell & Hannoy, an NDeX customer, for a total redemption price of $3.5 million. This redemption occurred in accordance with the terms and conditions of the NDeX operating agreement. See Note 3 for more information about this transaction.
During the second quarter of 2010, the Company repurchased a 0.3% equity interest in DiscoverReady from DR Holdco for $0.1 million in connection with the expiration of the employment agreement of DiscoverReady’s former chief financial officer. See Note 5 for more information on this transaction.
Note 12. Reportable Segments
The Company has two operating divisions: Professional Services and Business Information and three reportable segments: (1) Mortgage Default Processing Services; (2) Litigation Support Services; and (3) Business Information. The Mortgage Default Processing Services and Litigation Support Services segments are part of the Professional Services Division as these segments provide professional services supporting, primarily, attorneys and/or their clients. The Business Information segment constitutes the Business Information Division. The Company determined its reportable segments based on the types of products sold and services performed. The Mortgage Default Processing Services segment generates revenue from NDeX, which provides mortgage default processing and related services to its law firm customers and also directly to loan servicers and mortgage lenders for real estate located in California. The Litigation Support Services segment generates revenue by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press, LLC. Both of these operating segments generate revenues through fee-based arrangements. The Business Information segment provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information segment generates revenues primarily from display and classified advertising (including events), public notices, and circulation and other (primarily consisting of subscriptions).

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total

Three Months Ended June 30, 2010
Revenues	$39,706	$16,748	$22,755	$—	$79,209
Direct operating expenses	16,830	7,031	7,624	—	31,485
Selling, general and administrative expenses	9,514	4,420	9,398	2,307	25,639
Amortization and depreciation	4,435	858	1,231	172	6,696
Equity in earnings of affiliates	—	—	1,084	—	1,084

Operating income (loss)	$8,927	$4,439	$5,586	$(2,479)	$16,473

Three Months Ended June 30, 2009
Revenues	$40,927	$3,367	$22,746	$—	$67,040
Direct operating expenses	14,876	806	7,425	—	23,107
Selling, general and administrative expenses	8,990	1,809	8,507	3,121	22,427
Amortization and depreciation	4,659	322	1,346	195	6,522
Equity in earnings of affiliates	—	—	1,333	—	1,333

Operating income (loss)	$12,402	$430	$6,801	$(3,316)	$16,317

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total

Six Months Ended June 30, 2010
Revenues	$82,141	$30,339	$43,707	$—	$156,187
Direct operating expenses	33,805	12,246	14,540	—	60,591
Selling, general and administrative expenses	19,803	8,419	18,254	4,351	50,827
Amortization and depreciation	8,877	1,683	2,519	346	13,425
Equity in earnings of affiliates	—	—	2,512	—	2,512

Operating income (loss)	$19,656	$7,991	$10,906	$(4,697)	$33,856

Six Months Ended June 30, 2009
Revenues	$79,242	$7,084	$44,650	$—	$130,976
Direct operating expenses	29,485	1,655	14,875	—	46,015
Selling, general and administrative expenses	17,187	3,637	16,929	5,410	43,163
Amortization and depreciation	10,020	642	2,633	474	13,769
Equity in earnings of affiliates	—	—	2,730	—	2,730

Operating income (loss)	$22,550	$1,150	$12,943	$(5,884)	$30,759

Note 13. Share-Based Compensation
Total share-based compensation expense for the three months ended June 30, 2010 and 2009, was approximately $0.8 million and $0.6 million, respectively, before income taxes. Total share-based compensation expense for the six months ended June 30, 2010 and 2009, was approximately $1.4 million and $1.1 million, respectively, before income taxes.
In May 2010, the Company amended and restated its 2007 Incentive Compensation Plan, increasing the number of shares reserved for issuance from 2.7 million shares to 4.8 million shares. Of the 4.8 million shares reserved for issuance under this plan, there were 2.3 million shares available for issuance as of June 30, 2010.
Stock Options: Share-based compensation expense related to grants of options for the three months ended June 30, 2010 and 2009, was approximately $0.5 million and $0.4 million, respectively, before income taxes and for the six months ended June 30, 2010 and 2009, was approximately $0.9 million and $0.8 million, respectively, before income taxes.
The following weighted average assumptions were used to estimate the fair value of stock options granted in 2010:

Dividend yield	0.0%
Expected volatility	47.0%
Risk free interest rate	2.06%
Expected term of options	4.75 years
Weighted average grant date fair value	$5.15
The following table represents stock option activity for the six months ended June 30, 2010:

				Weighted
		Weighted	Weighted	Average
		Average Grant	Average	Remaining
	Number of	Date Fair	Exercise	Contractual Life
	Shares	Value	Price	(in years)
Outstanding options at December 31, 2009	1,629,760	$4.73	$13.81	5.37
Granted	435,618	5.14	12.20	—
Exercised	(12,000)	1.35	2.22	—
Canceled or forfeited	(79,546)	5.11	14.74	—

Outstanding options at June 30, 2010	1,973,832	$4.83	$13.49	5.30

Options exercisable at June 30, 2010	726,004	$4.45	$13.26	4.78

At June 30, 2010, the aggregate intrinsic value of options outstanding and options exercisable was approximately $0.9 million. At June 30, 2010, there was approximately $5.1 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Grants: The following table represents a summary of nonvested restricted stock activity for the six months ended June 30, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested, December 31, 2009	219,504	$13.74
Granted	184,925	12.23
Vested	(38,587)	13.55
Canceled or forfeited	(26,886)	$13.83

Nonvested, June 30, 2010	338,956	$12.93

Share-based compensation expense related to grants of restricted stock for the three months ended June 30, 2010 and 2009, was approximately $0.3 million and $0.2 million, respectively, before income taxes and for the six months ended June 30, 2010 and 2009, was approximately $0.5 million and $0.3 million, respectively, before income taxes. Total unrecognized compensation expense for unvested restricted shares of common stock as of June 30, 2010, was approximately $3.7 million, which is expected to be recognized over a weighted-average period of 3.2 years.
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
•	our business operates in highly competitive markets and depends upon the economies and the demographics of the legal, financial and real estate sectors in the markets we serve and changes in those sectors could have an adverse effect on our revenues, cash flows and profitability;
•	David A. Trott, the chairman and chief executive officer of NDeX, and certain other employees of NDeX, who are also shareholders and principal attorneys of our law firm customers, may under certain circumstances have interests that differ from, or conflict with, our interests;
•	NDeX’s business revenues are very concentrated, as NDeX currently provides mortgage default processing services to eight law firm customers, and if the number of case files referred to us by our mortgage default processing service law firm customers, or loan servicers and mortgage lenders we serve directly for properties located in California, decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected;
•	bills introduced and laws enacted, along with court orders, to mitigate foreclosures in states where we do business (including recently enacted legislation in Michigan, Indiana and Florida), the Hope for Homeowners Act, the Emergency Economic Stabilization Act, the Streamlined Modification Program, the Homeowner Affordability and Stability Plan (including the Making Home Affordable Program, the Home Affordable Modification Program (HAMP), and the Home Affordable Foreclosure Alternatives Program (HAFA)), the Protecting Tenants at Foreclosure Act and voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance (a consortium that includes loan servicers), may have an adverse effect on, or restrict, our mortgage default processing services and public notice operations;
•	we have owned and operated DiscoverReady LLC (DiscoverReady) since November 2, 2009, and we are highly dependent on the skills and knowledge of the individuals serving as chief executive officer and president of DiscoverReady, as none of our executive officers have managed or operated a discovery management and document review services company prior to this acquisition;
•	DiscoverReady’s business revenues are very concentrated among a few customers and if these customers choose to manage their discovery with their own staff or by engaging another provider and if we are unable to develop new customer relationships, our operating results and the ability to execute our growth strategy at DiscoverReady may be adversely affected;

•	the acquisition of DiscoverReady may expose us to particular business and financial risks that include, but are not limited to: (1) diverting management’s time, attention and resources from managing the business; (2) incurring significant additional capital expenditures and operating expenses to improve, coordinate or integrate managerial, operational, financial and administrative systems; (3) failing to integrate the operations, personnel and internal controls of DiscoverReady in our company or to manage DiscoverReady or our growth; and (4) facing operational difficulties in new markets or with new products and service offerings;
•	we are dependent on our senior management team, especially James P. Dolan, our founder, chairman, president and chief executive officer; Scott J. Pollei, our executive vice president and chief operating officer; Mark W.C. Stodder, our executive vice president, Business Information; David A. Trott, chairman and chief executive officer, NDeX; and Vicki J. Duncomb, our vice president and chief financial officer;
•	we intend to continue to pursue acquisition opportunities, which we may not do successfully and which may subject us to considerable business and financial risk, and we may be required to incur additional indebtedness or raise additional capital to fund these acquisitions and this additional financing may not be available to us on satisfactory terms or at all; and
•	growing our business may place a strain on our management and internal systems, processes and controls.
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
In this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to The Dolan Company and its consolidated subsidiaries. When we refer to “National Default Exchange” or “NDeX” in this report, we mean all of our mortgage default processing operations in Michigan, Indiana and Minnesota and at Barrett-NDEx (collectively referred to as the “existing NDeX business”), as well as the Florida mortgage default and related title operations acquired from the Albertelli sellers in October 2009. When we refer to “Barrett-NDEx” in this report, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets that NDeX acquired on September 2, 2008. The term “Barrett law firm” refers to Barrett, Daffin, Frappier, Turner & Engel, LLP and its two law firm affiliates. When we refer to the “Albertelli sellers” in this report, it means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group. We also refer to James E. Albertelli, P.A. and The Albertelli Firm, P.C., together, as the “Albertelli law firm.” The term “Trott sellers” in this report means David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, as a group.
Overview
Effective May 26, 2010, we changed our name from Dolan Media Company to The Dolan Company. We are a leading provider of necessary professional services and business information to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating divisions: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two reporting segments: mortgage default processing services and litigation support services. Through our subsidiary, NDeX, we provide mortgage default processing services to eight law firm customers located in Florida, Georgia, Indiana, Michigan, Minnesota, and Texas, as well as directly to mortgage lenders and loan servicers on residential real estate located in California. Our subsidiaries DiscoverReady and Counsel Press comprise our litigation support services reporting segment. DiscoverReady, which we acquired on November 2, 2009, represents a new line of business for us. DiscoverReady provides outsourced discovery management and document review services to major United States companies and their counsel. Counsel Press provides appellate services to law firms and attorneys nationwide. Our Business Information Division publishes business journals, court and commercial media and other highly focused information products and services, operates web sites and produces events for targeted professional audiences in 21 geographic markets across the United States. Our information is delivered through a variety of methods, including more than 60 print publications and more than 80 web sites.

Our total revenues increased $12.2 million, or 18.2%, from $67.0 million for the three months ended June 30, 2009, to $79.2 million for the three months ended June 30, 2010, primarily as a result of increased revenues in our litigation support services segment. The revenue growth was driven by our new DiscoverReady business which we acquired in November 2009. These operations generated $13.3 million in revenues during the three months ended June 30, 2010 (for this period in 2009, under previous ownership and thus not reflected in our operating results for the three months ended June 30, 2009, these operations generated $6.0 million in revenues). Our new NDeX operations in Florida and the DiscoverReady acquisition in the fourth quarter of 2009, together accounted for the majority of the 22.6% increase in our operating expenses for the three month period. Further, net income attributable to The Dolan Company increased to $8.6 million for the second quarter of 2010 from $8.2 million for the same period in 2009. Net income attributable to The Dolan Company increased from $16.9 million for the six months ended June 30, 2009, to $17.8 million for the six months ended June 30, 2010.
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
Of the $13.0 million cash due to the Trott sellers, we have paid $10.0 million through the date of this quarterly report on Form 10-Q. We will pay the remaining $3.0 million to the Trott sellers in 29 equal monthly installments beginning in August 2010, with interest accruing on the unpaid principal balance at a rate of 4.25% per annum. We also issued, as partial payment for the ownership interest, an aggregate 248,000 shares to the Trott sellers on December 31, 2009. We filed a registration statement covering the resale of these shares on March 18, 2010, which was declared effective by the SEC on April 9, 2010.
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
New Line of Business in Professional Services Division/New Reportable Segment
On November 2, 2009, we entered a new line of business in our Professional Services Division with the acquisition of an 85.0% interest in DiscoverReady (as described in “Recent Acquisitions” below). DiscoverReady is a leading provider of outsourced discovery management and document review services to major United States companies and their counsel. DiscoverReady is headquartered in New York City with an office in Charlotte, North Carolina.

Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies, depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady assists these companies and their counsel in document reviews and helps manage the discovery process. DiscoverReady also provides related technology management services.
None of our key employees or executive officers has any previous experience in operating a discovery management and document review services company. In connection with the acquisition, we entered into three-year employment agreements with DiscoverReady co-founders James K. Wagner, Jr. and Steven R. Harber to continue to serve as DiscoverReady’s chief executive officer and president, respectively, as well as other key employees of DiscoverReady, and will rely on them to assist our executive officers in operating this business. Through their subsidiary DR Holdco LLC, Messrs. Wagner and Harber, along with other employees of DiscoverReady, indirectly own the remaining 14.7% equity interest in DiscoverReady. See “Recent Acquisitions — DiscoverReady” below for a discussion of a transaction in the second quarter of 2010 that resulted in a reduction in DR Holdco’s equity interest in DiscoverReady from 15.0% to 14.7%.
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
Regulatory Environment
New federal government directives concerning certain aspects of the Home Affordable Modification Program (HAMP) became effective in June 2010. Among other things, the supplemental directives include clarification of the requirement to solicit all borrowers whose first mortgage loans are potentially eligible for HAMP, a prohibition against referral to foreclosure until either a borrower has been determined to be ineligible for HAMP or reasonable solicitation efforts have failed, and a requirement that a servicer provide a certification to the foreclosure attorney or trustee stating that a borrower is not HAMP-eligible before a foreclosure sale may be conducted. While the full effects of these new directives are still uncertain, it is expected they could delay the referral of files to our law firm customers, or in the case of foreclosures on properties located in California, delay the referral of files directly to us for processing. In addition, the supplemental directives may add processing time for the foreclosure files between the referral to the attorney or trustee and the foreclosure sale.
On July 1, 2010, a foreclosure mediation bill took effect in Baltimore, Maryland. This bill requires the opportunity for court mediation for every owner-occupied residential foreclosure within 60 days of an owner’s request. This bill may result in a slowdown of foreclosure notices in Baltimore for some period during the latter part of 2010, but we currently do not expect this bill to have a material effect on operations.
For further discussion on legislation and regulatory activity impacting or potentially impacting our business, please see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Regulatory Environment” in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.

Recent Acquisitions
We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions, such as the following:
DiscoverReady: On November 2, 2009, we acquired an 85% equity interest in DiscoverReady. We paid the sellers $28.9 million in cash at closing and placed an additional $3.0 million in escrow pursuant to the terms of an escrow agreement to secure the sellers’ obligations under the purchase agreement (including payment of any indemnification claims and working capital and capital lease liability adjustments). After closing, DR Holdco LLC held a 15% noncontrolling interest in DiscoverReady. The individual sellers of DiscoverReady, along with other DiscoverReady employees, own all the equity interests of DR Holdco. In accordance with the terms of the DiscoverReady operating agreement, we repurchased a 0.3% equity interest in DiscoverReady from DR Holdco in connection with the expiration of the employment agreement of the former CFO of DiscoverReady in April 2010. We paid $0.1 million for this equity interest in DiscoverReady, increasing our total equity interest to 85.3%, and decreasing the noncontrolling interest to 14.7%.
Albertelli: On October 1, 2009, NDeX acquired the mortgage default processing services and related title business of the Albertelli sellers. NDeX paid $7.0 million in cash at closing, held back an additional $1.0 million to secure the Albertelli sellers’ obligations under the asset purchase agreement (including payment of any indemnification claims and working capital adjustments) and will pay an additional $2.0 million in equal installments of $1.0 million on each of October 1, 2010 and 2011, respectively. NDeX also entered into a 20-year services agreement with James E. Albertelli, P.A. (one of the Albertelli sellers), which provides for the exclusive referral of residential mortgage default and related files from that law firm to NDeX for processing in Florida.
In connection with the Albertelli acquisition, NDeX became obligated to pay the Albertelli sellers up to an additional $9.0 million in three annual installments of up to $3.0 million each. The amount of these annual cash payments is based upon the adjusted EBITDA for the acquired mortgage default processing services and related title business during the twelve calendar months ending on each of September 30, 2010, 2011, and 2012. In anticipation of the achievement of the adjusted EBITDA target for the twelve calendar months ending on September 30, 2010, and in connection with mutually agreed amendments to certain of the agreements entered into in connection with the Albertelli acquisition, the Company has agreed to pay the full $3.0 million on October 1, 2010, for the first of the three annual earnout payments.
Revenues
We derive revenues from two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the three and six months ended June 30, 2010, our total revenues were $79.2 million and $156.2 million, respectively, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:
•	71.3% and 72.0%, respectively, from our Professional Services Division (50.1% and 52.6%, respectively, from mortgage default processing services and 21.2% and 19.4%, respectively, from litigation support services); and
•	28.7% and 28.0%, respectively, from our Business Information Division.
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

For the three and six months ended June 30, 2010, we received for processing approximately 86,600 and 182,300 mortgage default case files, respectively, of which approximately 7,000 and 15,400, respectively, were received for processing by our new NDeX operations in Florida which we acquired from the Albertelli sellers in October 2009 (compared to approximately 3,800 and 6,600 files, respectively, during the three and six month periods ended June 30, 2009, when these operations were under previous ownership). Our mortgage default processing service revenues accounted for 50.1% and 52.6%, respectively, of our total revenues and 70.3% and 73.0%, respectively, of our Professional Services Division revenues during the three and six months ended June 30, 2010. Trott & Trott and the Barrett law firm comprised 26.3% and 42.9%, respectively, of our total mortgage default processing services revenues during the three months ended June 30, 2010 and 25.9% and 44.7%, respectively, of our total mortgage default processing services revenues during the six months ended June 30, 2010. We recognize mortgage default processing service revenues on a proportional basis over the period during which the services are provided, the calculation of which requires management to make estimates. For more information regarding how we recognize revenue, please see “Critical Accounting Policies and Estimates — Revenue Recognition” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.
NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which we do business, as well as the type of files we process (e.g., foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. Although the services agreements with our law firm customers contemplate the review and possible revision of the fees for the services we provide, price increases have not historically affected our mortgage default processing revenues materially. In some cases, our services agreements adjust the fee paid to us for the files we process on an annual basis pursuant to an agreed-upon consumer price index. In other cases, our services agreements require us to agree with our law firm customer regarding the terms and amount of any fee increase. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected. You should refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues” in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010 for more information about the conditions when the fixed fee per file we charge our law firm customers may change.
Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the three and six months ended June 30, 2010, our litigation support services revenues accounted for 21.1% and 19.4%, respectively, of our total revenues and 29.7% and 27.0%, respectively, of our Professional Services Division revenues. We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court.
DiscoverReady provides its services to major United States companies and their counsel and assists them in document reviews and helping them manage the discovery process. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady also provides related technology management services. DiscoverReady bills its customers primarily based upon the number of documents reviewed and the amount of data or other information it processes in connection with those reviews. Accordingly, our discovery management and document review services revenues are largely determined by the volume of data we review. Our discovery management and document review services revenues accounted for 16.8% and 14.7%, respectively, of our total revenues, 79.4% and 75.9%, respectively, of our litigation support services segment revenues, and 23.6% and 20.5%, respectively, of our total Professional Services Division revenues for the three and six months ended June 30, 2010. During both the three and six months ended June 30, 2010, DiscoverReady’s top two customers, both of whom are in the financial services industry, accounted for more than 82%, in the aggregate, of DiscoverReady’s total revenues. During the first two quarters of 2010, we worked on and completed several large matters for these customers that involved reviewing large volumes of data.
Counsel Press assists law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the three and six months ended June 30, 2010, our appellate services revenues accounted for 4.4% and 4.7%, respectively, of our total revenues, 20.6% and 24.1%, respectively, of our litigation support services revenues, and 6.1% and 6.5%, respectively, of our total Professional Services Division revenues.

Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 8.9% and 8.0%, respectively, of our total revenues and 31.0% and 28.7%, respectively, of our Business Information Division revenues for the three and six months ended June 30, 2010. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.
We publish more than 300 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other business entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 15.3% and 15.3%, respectively, of our total revenues and 53.2% and 54.6%, respectively, of our Business Information Division revenues for the three and six months ended June 30, 2010. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which can be affected by the number of residential mortgage foreclosures in the markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In many of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
We sell our business information products primarily through subscriptions. For the three and six months ended June 30, 2010, our circulation and other revenues, which consist primarily of subscriptions and single-copy sales, accounted for 4.6% and 4.7%, respectively, of our total revenues and 15.8% and 16.9%, respectively, of our Business Information Division revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. Circulation and other revenues are driven primarily by the number of copies sold and the subscription rates charged to customers.
Operating Expenses
Our operating expenses consist of the following:
•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for the processing staff at NDeX, DiscoverReady, and Counsel Press and our editorial personnel in our Business Information Division, production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and delivery of our business information products, and file-specific data services and technology fees in connection with our California foreclosure files;
•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing related expenses and other office-related payments;
•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from two to thirty years; and
•	Amortization expense, which represents the cost of finite-life intangible assets acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from two to thirty years.

Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may continue to shift between fiscal periods as Professional Services revenues continue to grow at a faster pace than Business Information revenues.
Equity in Earnings of Affiliates
We own 35.0% of the membership interests in DLNP, the publisher of The Detroit Legal News and ten other publications. We account for our investment in DLNP using the equity method. For the three months ended June 30, 2010 and 2009, our percentage share of DLNP’s earnings was $1.1 million and $1.3 million, respectively, which we recognized as operating income. This is net of amortization of $0.4 million for each period. For the six months ended June 30, 2010 and 2009, our percentage share of DLNP’s earnings was $2.5 million and $2.7 million, respectively, which we recognized as operating income. This is net of amortization of $0.8 million for each period. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest at June 30, 2010 consisted of a 6.2% noncontrolling interest in NDeX held by the sellers of Barrett-NDEx or their transferees (as a group) and a 14.7% noncontrolling interest in DiscoverReady held by DR Holdco LLC. During the first quarter of 2010, the noncontrolling interest in NDeX decreased to 6.2% as a result of our acquisition of the 2.4% interest in NDeX held by the Trott sellers and the redemption of the 1.7% interest held by Feiwell & Hannoy. See “Recent Developments—Increase in our Ownership in NDeX” above, for information regarding these two transactions. Additionally, during the second quarter of 2010, the noncontrolling interest in DiscoverReady decreased to 14.7% as a result of our repurchase of 0.3% of the equity interest in DiscoverReady from DR Holdco. This repurchase was in connection with the expiration of the employment agreement of the former CFO of DiscoverReady in April 2010. See “Recent Acquisitions—DiscoverReady” above for information pertaining to this transaction.
Under the terms of the NDeX operating agreement, each month we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. We paid the following distributions during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010 *	2009
Trott sellers	$—	$662	$114	$1,148
Feiwell & Hannoy	—	148	48	257
Sellers of Barrett-NDEx or their transferees (as a group)	202	525	371	906

Total	$202	$1,335	$533	$2,311

*	We pay cash distributions in arrears, so a portion of the amount set forth as paid to the Trott sellers, as well as a portion of the amounts paid to Feiwell & Hannoy and the sellers of Barrett-NDEx, for the six months ended June 30, 2010, reflect distributions related to 2009.
We expect that cash distributions paid to the holders of our noncontrolling interests in NDeX will continue to decrease during 2010, when compared to 2009, because noncontrolling interest in NDeX has decreased from 15.3% (for most of 2009), to 6.2% at June 30, 2010.
There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly distributions to pay tax liabilities to DR Holdco, the minority member of DiscoverReady. During the three and six months ended June 30, 2010, we made such distributions of $0.2 million and $0.5 million, respectively, to DR Holdco.

The sellers of Barrett-NDEx, each as members of NDeX, have the right, for a period of six months following September 2, 2012, to require NDeX to repurchase all or any portion of their respective membership interest in NDeX. To the extent any minority member of NDeX timely exercises this right, the purchase price of such membership interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization, less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would be payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.
Under the terms of the DiscoverReady limited liability company agreement, DR Holdco has the right, for a period of ninety days following November 2, 2012, to require DiscoverReady to repurchase all or any portion of its equity interest in DiscoverReady. To the extent that DR Holdco timely exercises this right, the purchase price of such equity interest will be based on the fair market value of such interest. During that same period, we also have the right to require DR Holdco to sell its entire equity interest in DiscoverReady to us. If we timely exercise our right, we would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under the following circumstances: An individual seller of DiscoverReady may require DiscoverReady to repurchase the portion of DR Holdco’s interest in DiscoverReady that he beneficially owns if he is terminated without cause or quits for good reason prior to the expiration of his employment agreement. If we terminate any individual seller of DiscoverReady for cause or if such seller quits without good reason, we can require DR Holdco to sell to us the portion of its interest in DiscoverReady that reflects such seller’s beneficial interest in us. The purchase price for that portion of the equity interest repurchased or sold if these rights are exercised is based on the interest’s fair market value. With respect to the former CFO of DiscoverReady, in April 2010, we repurchased that portion of DR Holdco’s interest in DiscoverReady which he beneficially owned, upon the expiration of his employment agreement. As a result, our ownership interest in DiscoverReady increased to 85.3%, and the noncontrolling interest in DiscoverReady was reduced to 14.7%.
DiscoverReady will engage an independent third-party valuation firm to assist it in determining the fair market value of the equity interest being repurchased by DiscoverReady or sold to us if any of the above-described rights are exercised. The purchase price for any equity interests repurchased or sold pursuant to these rights, if exercised, will be paid in cash to the extent allowed by the terms of our then-existing credit agreement, or pursuant to a three- year unsecured promissory note, bearing interest at a rate equal to prime plus 1.0%.
We are required to record the redeemable noncontrolling interests (NCI) in NDeX and DiscoverReady to their redemption amounts at each reporting period. The NDeX NCI is adjusted to the estimated redemption amount at each reporting period based on the formula as discussed above. The DiscoverReady NCI is adjusted to fair value each period using a market approach. During the three and six months ended June 30, 2010, the adjustments recorded to the NCI for NDeX were $(1.9) million ($1.2 million net of tax) and $(1.8) million ($1.1 million net of tax), respectively, and the adjustments recorded to the NCI for DiscoverReady were $2.1 million ($1.3 million net of tax) and $5.2 million ($3.2 million net of tax). Please see our unaudited condensed consolidated statements of stockholders’ equity and comprehensive income, as well as Note 1 to our unaudited condensed consolidated interim financial statements, included in this report on Form 10-Q for further information regarding accounting for noncontrolling interests and its implications to our financial statements.
Critical Accounting Policies and Estimates
We describe our accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010. Further, we discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our annual report on Form 10-K for the year ended December 31, 2009. There has been no significant change in our critical accounting policies or critical accounting estimates since the end of 2009.

RESULTS OF OPERATIONS
The following tables set forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended June 30,
		% of		% of
	2010	Revenues	2009	Revenues
Revenues:
Professional Services	$56,454	71.3%	$44,294	66.1%
Business Information	22,755	28.7%	22,746	33.9%

Total revenues	79,209	100%	67,040	100.0%

Operating expenses:
Professional Services	43,090	54.4%	31,462	46.9%
Business Information	18,251	23.0%	17,278	25.8%
Unallocated corporate operating expenses	2,479	3.1%	3,316	4.9%

Total operating expenses	63,820	80.6%	52,056	77.6%
Equity in earnings of affiliates	1,084	1.4%	1,333	2.0%

Operating income	16,473	20.8%	16,317	24.3%
Interest expense, net	(1,614)	(2.0)%	(1,728)	(2.6)%
Non-cash interest income related to interest rate swaps	302	0.4%	296	0.4%

Income before income taxes	15,161	19.1%	14,885	22.2%
Income tax expense	(5,673)	(7.2)%	(5,361)	(8.0)%

Net income	9,488	12.0%	9,524	14.2%
Less: Net income attributable to redeemable noncontrolling interest	(856)	(1.1)%	(1,318)	(2.0)%

Net income attributable to The Dolan Company	$8,632	10.9%	$8,206	12.2%

Net income attributable to The Dolan Company per share — basic and diluted	$0.29		$0.27
(Increase) decrease in redeemable noncontrolling interest in NDeX	0.04		(0.13)

Net income attributable to The Dolan Company common stockholders per diluted share — basic and diluted	$0.33		$0.14

Weighted average shares outstanding:
Basic	30,137		29,815
Diluted	30,240		29,917

	Six Months Ended June 30,
		% of		% of
	2010	Revenues	2009	Revenues
Revenues:
Professional Services	$112,480	72.0%	$86,326	65.9%
Business Information	43,707	28.0%	44,650	34.1%

Total revenues	156,187	100.0%	130,976	100.0%

Operating expenses:
Professional Services	84,835	54.3%	62,626	47.8%
Business Information	35,311	22.6%	34,437	26.3%
Unallocated corporate operating expenses	4,697	3.0%	5,884	4.5%

Total operating expenses	124,843	79.9%	102,947	78.6%
Equity in earnings of affiliates	2,512	1.6%	2,730	2.1%

Operating income	33,856	21.7%	30,759	23.5%
Interest expense, net	(3,350)	(2.1)%	(3,698)	(2.8)%
Non-cash interest income related to interest rate swaps	665	0.4%	530	0.4%
Other income, net	—	—	1,446	1.1%

Income before income taxes	31,171	20.0%	29,037	22.2%
Income tax expense	(11,663)	(7.5)%	(9,678)	(7.4)%

Net income	19,508	12.5%	19,359	14.8%
Less: Net income attributable to redeemable noncontrolling interest	(1,719)	(1.1)%	(2,506)	(1.9)%

Net income attributable to The Dolan Company	$17,789	11.4%	$16,853	12.9%

Net income attributable to The Dolan Company per share — basic and diluted	$0.59		$0.56
(Increase) decrease in redeemable noncontrolling interest in NDeX	0.04		(0.24)

Net income attributable to The Dolan Company common stockholders per diluted share — basic and diluted	$0.63		$0.32

Weighted average shares outstanding:
Basic	30,122		29,811
Diluted	30,218		29,896

Three Months Ended June 30, 2010
Compared to Three Months Ended June 30, 2009
Revenues

	Three Months Ended June 30,
	2010	2009	Increase
	(in millions)
Total revenues	$79.2	$67.0	$12.2	18.2%
Our total revenues increased primarily as a result of a $13.4 million increase in our litigation support services revenues, offset partially by a $1.2 million decrease in our mortgage default processing services revenue. The litigation support services revenue growth was driven by our new DiscoverReady business which we acquired in November 2009. These operations generated $13.3 million in revenues during the three months ended June 30, 2010 (for this period in 2009, under previous ownership and thus not reflected in our operating results for the three months ended June 30, 2009, these operations generated $6.0 million in revenues). The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of files received for processing as discussed below, as well as an increase in the amount of revenue that is being deferred as a result of legislative changes enacted in Michigan in 2009 that have extended the period over which we recognize our revenues. The $4.5 million, or 11.0%, revenue decline in the existing NDeX business was partially offset by the $3.3 million in revenues generated by our new NDeX operations in Florida which we acquired in October 2009, which received approximately 7,000 files for processing during the three months ended June 30, 2010 (for the same period in 2009, under previous ownership, these operations received approximately 3,600 files). Revenues in our Business Information Division were flat for the three months ended June 30, 2010 when compared to the same period in 2009. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.
We derived 71.3% and 66.1% of our total revenues from our Professional Services Division and 28.7% and 33.9% of our total revenues from our Business Information Division for the three months ended June 30, 2010 and 2009, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 50.1% and 61.0% of our total revenues for the three months ended June 30, 2010 and 2009, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 21.1% and 5.0% of our total revenues for the three months ended June 30, 2010 and 2009, respectively. This change in mix resulted primarily from the DiscoverReady acquisition in the fourth quarter of 2009, as well as general economic conditions in the markets our business information products serve. During the third quarter of 2010, we expect that total revenues in our Professional Services division will continue to increase year-over-year and as a percentage of our total revenues, particularly those revenues in our litigation support services segment as a result of the acquisition of DiscoverReady in the fourth quarter of 2009.

Operating Expenses

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total operating expenses	$63.8	$52.1	$11.8	22.6%
Direct operating expenses	31.5	23.1	8.4	36.3%
Selling, general and administrative expenses	25.6	22.4	3.2	14.3%
Depreciation expense	2.7	2.4	0.4	15.8%
Amortization expense	4.0	4.2	(0.2)	(4.7)%
Total operating expenses as a percentage of total revenues increased from 77.6% for the three months ended June 30, 2009 to 80.6% for the three months ended June 30, 2010, largely as a result of decreased revenues in our mortgage default processing services business. Additionally, costs to operate DiscoverReady are a higher percentage of revenue than our other businesses, thus increasing our total operating expenses as a percentage of total revenues.
Direct Operating Expenses. The increase in direct operating expenses consisted of a $8.2 million increase in our Professional Services Division and a $0.2 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 39.7% for the second quarter of 2010, from 34.5% for the same period in 2009. This increase was driven by direct operating expenses related to DiscoverReady, which are higher as a percentage of revenue than our other businesses.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $3.1 million increase in our Professional Services Division and a $0.9 million increase in our Business Information Division, both of which are discussed below. These increases were partially offset by a $0.8 million decrease in costs from our corporate operations that resulted from differences in the timing of when performance-based pay incentives were earned, as well as a decrease in corporate medical insurance costs. Selling, general and administrative expense as a percentage of revenue decreased slightly to 32.4% for the three months ended June 30, 2010 from 33.5% for the same period in 2009.
Depreciation and Amortization Expense. Our depreciation expense increased primarily as a result of the finalization of the purchase price accounting in the third quarter of 2009 recorded in connection with the Barrett-NDEx acquisition. The finalization of the purchase price accounting resulted in a higher allocation to depreciable software. Our amortization expense decreased primarily because of the finalization of the purchase price allocation in the third quarter of 2009 of the intangible assets associated with the Barrett-NDEx acquisition which resulted in a reduction to amortizable intangible assets, and, therefore, a reduction in amortization expense. Partially offsetting that decrease was an increase in amortization expense of $0.4 million as a result of the DiscoverReady acquisition, and a $0.2 million increase in amortization expense as a result of NDeX’s new Florida operations.
Interest Expense, Net

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total interest expense, net	$1.6	$1.7	$(0.1)	(6.6)%
Interest on bank credit facility	0.9	1.3	(0.4)	(33.6)%
Cash interest expense on interest rate swaps	0.6	0.4	0.2	54.5%
Amortization of deferred financing fees	0.1	0.1	0.0	34.4%
Other	0.1	—	0.1	Not meaningful
Interest expense related to our bank credit facility decreased $0.4 million for the three months ended June 30, 2010. Average outstanding borrowings on our credit facility were $140.7 million for the three months ended June 30, 2010, compared to $151.5 million for the same period in 2009. Additionally, our weighted average interest rate on these borrowings was lower (2.5% at June 30, 2010 as compared to 3.2% at June 30, 2009), resulting in lower interest expense. Cash interest incurred on our interest rate swaps increased primarily as a result of the increase in the notional amount of our swaps, and, to a lesser extent, interest rate changes.

Non-Cash Interest Income Related to Interest Rate Swaps

	Three Months Ended June 30,
	2010	2009	Increase
	(in millions)
Non-cash interest income related to interest rate swaps	$0.3	$0.3	$—	2.0%
Non-cash interest related to interest rate swaps, for which we do not apply hedge accounting, remained relatively constant for the three months ended June 30, 2010, as compared to the same period in 2009. The estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet was a liability of $2.8 million and $2.1 million, respectively, at June 30, 2010 and 2009.
Income Tax Expense

	Three Months Ended June 30,
	2010	2009	Increase
	(in millions)
Income tax expense	$5.7	$5.4	$0.3	5.8%
The provision for income taxes for the three months ended June 30, 2010 and 2009 was 37.4% and 36.0% of income before income taxes, respectively. The increase in our overall effective tax rate in the second quarter of 2010 can be attributed to higher state income taxes and smaller net impact from income attributable to noncontrolling interests due to our increased ownership in NDeX at the end of 2009 and in the first quarter of 2010. We expect an annual effective tax rate for 2010 of 37.4% before the impact of any discrete items.
Professional Services Division Results
Revenues

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total revenues	$56.5	$44.3	$12.2	27.5%
Mortgage default processing services revenues	39.7	40.9	(1.2)	(3.0)%
Litigation support services revenues	16.7	3.4	13.4	397.4%
Our revenues increased primarily as a result of increased revenues in our litigation support services segment, driven by our new DiscoverReady business which we acquired in November 2009. These operations generated $13.3 million in revenues during the three months ended June 30, 2010 (for this period in 2009, under previous ownership and thus not reflected in our operating results for the three months ended June 30, 2009, these operations generated $6.0 million in revenues). The increase in DiscoverReady’s revenues resulted primarily from increased volume from its top two customers, both of whom are in the financial services industry. During the second quarter of 2010, we worked on and completed several large matters for these customers which involved reviewing large volumes of data. Given these large matters, DiscoverReady’s revenues for the remainder of 2010 may not continue at levels consistent with the first and second quarters of 2010. Counsel Press’ revenues, another component of the litigation support services segment, grew 2.5% year-over-year on higher file volumes. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of files received for processing as discussed below, as well as an increase in the amount of revenue that is being deferred as a result of legislative changes enacted in Michigan in 2009 that have extended the period over which we recognize our revenues. The $4.5 million revenue decline in the existing NDeX business, or 11.0%, was partially offset by the $3.3 million in revenues generated by our new NDeX operations in Florida, which received approximately 7,000 files for processing during the three months ended June 30, 2010 (for the same period in 2009, under previous ownership, these operations received approximately 3,600 files for processing).

For the three months ended June 30, 2010, we received for processing approximately 86,600 mortgage default case files from our customers, compared to approximately 93,100 mortgage default case files for the three months ended June 30, 2009. Excluding the 7,000 files received by our new operations in Florida in the second quarter of 2010, the file volume from our existing NDeX business decreased year-over-year by 14.5%. When the second quarter of 2010 is compared to the first quarter of 2010, NDeX’s file volumes decreased 9.4%, and NDeX’s revenues decreased $2.7 million, or 6.4%. We believe these decreases in volume are due, in part, to efforts on the part of participating mortgage servicers to comply with the Home Affordable Modification Program (HAMP) effective March 4, 2009, and the supplemental directives that have become effective subsequent to that date (see “Recent Developments — Regulatory Environment”). We continue to believe that these programs will not be effective in permanently modifying the large number of delinquent loans, which constitute the pipeline for foreclosure referrals.
The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 69.2% and 80.0% of our mortgage default processing services segment during the three months ended June 30, 2010 and 2009, respectively. Together they accounted for 48.6% and 73.7% of our Professional Services Division revenues during the three months ended June 30, 2010 and 2009, respectively. The top two customers in our litigation support services segment together accounted for 65.3% of litigation support services revenues and 19.4% of Professional Services Division revenues for the three months ended June 30, 2010.
Operating Expenses — Mortgage Default Processing Services

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total operating expenses	$30.8	$28.5	$2.3	7.9%
Direct operating expenses	16.8	14.9	2.0	13.1%
Selling, general and administrative expenses	9.5	9.0	0.5	5.8%
Depreciation expense	1.9	1.6	0.3	21.8%
Amortization expense	2.5	3.1	(0.6)	(18.4)%
Total operating expenses in this segment increased largely as a result of the operating costs of our new NDeX operations in Florida. This accounted for $1.7 million of the increase in direct operating expenses, and $1.0 million of the increase in selling, general, and administrative expenses. Of the $1.0 million of selling, general and administrative expenses from the Florida operations, $0.3 million is attributable to the fair value adjustment related to the earnout liability recorded in connection with this acquisition. Direct operating expenses in our existing businesses increased $0.2 million over the three months ended June 30, 2009, resulting from increased personnel and other processing costs incurred due to new legislation implemented in Michigan in the third quarter of 2009, which added additional steps to the foreclosure process and thus additional costs. Selling, general and administrative expenses in our existing businesses decreased approximately $0.5 million from the second quarter of 2009.
Amortization expense decreased primarily because of the finalization of the purchase price allocation in the third quarter of 2009 of the intangible assets associated with the Barrett-NDEx acquisition, which resulted in a reduction to amortizable intangible assets, and therefore a reduction in amortization expense. Partially offsetting this decrease was as increase in amortization expense of $0.2 million as a result of the amortizable intangible assets from our new Florida operations acquired in October 2009. Depreciation expense increased as a result of the finalization of the purchase price allocation of Barrett-NDEx (as discussed above), which resulted in a higher amount of depreciable software.
Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 77.5% for the three months ended June 30, 2010, from 69.7% for the three months ended June 30, 2009. This increase was primarily a result of a reduction in revenues.
Operating Expenses — Litigation Support Services

	Three Months Ended June 30,
	2010	2009	Increase
	(in millions)
Total operating expenses	$12.3	$2.9	$9.4
Direct operating expenses	7.0	0.8	6.2
Selling, general and administrative expenses	4.4	1.8	2.6
Depreciation expense	0.1	—	0.1
Amortization expense	0.7	0.3	0.4

The operating expenses in our litigation support services segment increased as a result of the DiscoverReady acquisition in November 2009. As a result of this acquisition, we expect to see a change in the mix of direct and selling, general and administrative expenses, with direct expenses becoming a higher percentage of the total due to DiscoverReady’s processing costs. Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues decreased to 73.5% for the three months ended June 30, 2010 from 87.2% for the three months ended June 30, 2009, which resulted from the strong second quarter revenues from DiscoverReady.
Business Information Division Results
Revenues

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total Business Information Division Revenues	$22.8	$22.7	$—	—
Display and classified advertising revenues	7.1	6.8	0.2	3.2%
Public notice revenues	12.1	12.2	(0.1)	(0.7)%
Circulation and other revenues	3.6	3.7	(0.1)	(3.3)%
Our display and classified advertising revenues (which include revenues from events) increased primarily as a result of an increase in the number of events held in the current quarter compared to the same quarter in 2009, with weather-related rescheduling of one such event prompting this event to be held in the second quarter of 2010 as compared to the first quarter of 2009.
Our public notice revenues decreased slightly during the three months ended June 30, 2010 as compared to the same period in 2009.
Circulation and other revenues also decreased slightly, primarily due to a decline in the number of paid subscribers between June 30, 2009 and June 30, 2010. As of June 30, 2010, our paid publications had approximately 61,000 subscribers, a decrease of approximately 4,200, or 6.5%, from total paid subscribers of approximately 64,300 as of June 30, 2009.
The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for over 10% of our Business Information Division revenues for the three months ended June 30, 2010 and 2009. Together these three markets accounted for approximately 42% and 37% of Business Information Division revenues for the three months ended June 30, 2010 and 2009, respectively.
Operating Expenses

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total operating expenses	$18.3	$17.3	$1.0	5.6%
Direct operating expenses	7.6	7.4	0.2	2.7%
Selling, general and administrative expenses	9.4	8.5	0.9	10.5%
Depreciation expense	0.5	0.5	(0.1)	(11.3%)
Amortization expense	0.8	0.8	(0.1)	(6.9%)
Direct operating expenses increased primarily as a result of a $0.3 million increase in marketing and promotion costs which were partially offset by $0.1 million in decreased production and distribution costs. The marketing and promotion costs increased due to additional event expenses that were the result of an increase in the number of events as discussed above.
Selling, general and administrative expenses increased $0.9 million over last year primarily as a result of an increase in marketing expenses to promote our newspapers and circulation efforts, as well as new product initiatives begun in the first quarter of 2010.

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 80.2% for the three months ended June 30, 2010 from 76.0% for the three months ended June 30, 2009 due to an increase in selling, general and administrative expenses as discussed above.
Six Months Ended June 30, 2010
Compared to Six Months Ended June 30, 2009
Revenues

	Six Months Ended June 30,
	2010	2009	Increase
	(in millions)
Total revenues	$156.2	$131.0	$25.2	19.2%
For the six months ended June 30, 2010, our total revenues increased primarily as a result of increased revenues in our litigation support services segment, driven by our new DiscoverReady business which we acquired in November 2009. These operations generated $23.0 million in revenues during the six months ended June 30, 2010 (for the same period in 2009, under previous ownership and thus not reflected in our operating results for the six months ended June 30, 2009, these operations generated $10.9 million in revenues). An increase in our mortgage default processing services revenue of $2.9 million was driven primarily by our new NDeX operations in Florida which we acquired in October 2009. These operations generated $6.1 million in revenues, having received approximately 15,400 files for processing during the six months ended June 30, 2010 (for the same period in 2009, under previous ownership, these operations received approximately 6,600 files). This increase was partially offset by a $3.2 million revenue decline in the existing NDeX business that resulted primarily from decreased files referred to us for processing. Revenues in our Business Information Division declined $0.9 million for the six months ended June 30, 2010 when compared to the same period in 2009. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.
We derived 72.0% and 65.9% of our total revenues from our Professional Services Division and 28.0% and 34.1% of our total revenues from our Business Information Division for the six months ended June 30, 2010 and 2009, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 52.6% and 60.5% of our total revenues for the six months ended June 30, 2010 and 2009, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 19.4% and 5.4% of our total revenues for the six months ended June 30, 2010 and 2009, respectively. This change in mix resulted primarily from our new NDeX operations in Florida, and the DiscoverReady acquisition, both of which were acquired in the fourth quarter of 2009, as well as general economic conditions in the markets our business information products serve.
Operating Expenses

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total operating expenses	$124.8	$102.9	$21.9	21.3%
Direct operating expenses	60.6	46.0	14.6	31.7%
Selling, general and administrative expenses	50.8	43.2	7.7	17.8%
Depreciation expense	5.5	4.5	1.0	22.0%
Amortization expense	8.0	9.3	(1.3)	(14.3)%
Total operating expenses as a percentage of total revenues increased slightly from 78.6% for the six months ended June 30, 2009 to 79.9% for the six months ended June 30, 2010.
Direct Operating Expenses. The increase in direct operating expenses consisted of a $14.9 million increase in our Professional Services Division and a $0.3 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 38.8% as of June 30, 2010 from 35.1% for the same period in 2009.

Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $7.4 million increase in our Professional Services Division and a $1.3 million increase in our Business Information Division, both of which are discussed below. These increases were partially offset by a $1.1 million decrease in costs from our corporate operations, which was the result of a decrease in corporate medical insurance costs. Selling, general and administrative expense as a percentage of revenue remained relatively constant at 32.5% as of June 30, 2010, compared to 33.0% as of June 30, 2009.
Depreciation and Amortization Expense. Our depreciation expense increased primarily as a result of the finalization of the purchase price accounting in the third quarter of 2009 recorded in connection with the Barrett-NDEx acquisition, which resulted in a higher allocation to depreciable software. Our amortization expense decreased primarily because of the additional $0.9 million of amortization expense recorded in the first quarter of 2009 associated with the non-compete intangible asset attributable to Michael Barrett, a senior officer at Barrett-NDEx, which was fully amortized in the first quarter of 2009 as a result of his death in January 2009. Additionally, the finalization of the purchase price allocation in the third quarter of 2009 of the intangible assets associated with the Barrett-NDEx acquisition resulted in a reduction to amortizable intangible assets, and, therefore, a reduction in amortization expense. Partially offsetting these decreases was an increase in amortization expense of $0.8 million as a result of the DiscoverReady acquisition, and a $0.4 million increase as a result of NDeX’s new Florida operations.
Interest Expense, Net

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total interest expense, net	$3.4	$3.7	$(0.3)	(9.4)%
Interest on bank credit facility	1.8	2.9	(1.1)	(39.0)%
Cash interest expense on interest rate swaps	1.3	0.7	0.6	78.9%
Amortization of deferred financing fees	0.2	0.1	—	34.3%
Other	0.1	—	0.1	Not meaningful
Interest expense related to our bank credit facility decreased $1.1 million for the six months ended June 30, 2010. Our average outstanding borrowings on our credit facility were $146.1 million for the six months ended June 30, 2010, compared to $152.9 million for the same period in 2009. Our weighted average interest rate on those borrowings was significantly lower (2.5% at June 30, 2010 as compared to 3.2% at June 30, 2009), resulting in lower interest expense. Cash interest incurred on our interest rate swaps increased primarily as a result of an increase in the notional amount of our swaps, and, to a lesser extent, interest rate changes.
Non-Cash Interest Income Related to Interest Rate Swaps

	Six Months Ended June 30,
	2010	2009	Increase
	(in millions)
Non-cash interest income related to interest rate swaps	$0.7	$0.5	$0.1	25.5%
Non-cash interest related to interest rate swaps, for which we do not apply hedge accounting, increased as a result of a change in the estimated fair value of our interest rate swaps driven by interest rate changes. The estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet was a liability of $2.8 million and $2.1 million, respectively, at June 30, 2010 and 2009.
Other Income, Net

	Six Months Ended June 30,
	2010	2009	Decrease
	(in millions)
Other income, net	$—	$1.4	$(1.4)	(100.0)%
Other income, net decreased because there were no items of other income during the six months ended June 30, 2010. In the first quarter of 2009, we recorded a $1.4 million net gain recorded in connection with the receipt of insurance proceeds on the company-owned life insurance of Michael C. Barrett, a senior officer of Barrett-NDEx, who passed away in January 2009. We used $0.5 million of these insurance proceeds to make a contribution to Southern Methodist University’s Dedman School of Law to establish a scholarship fund in his name. We netted this contribution against the gain recorded on the proceeds of the life insurance.

Income Tax Expense

	Six Months Ended June 30,
	2010	2009	Increase
	(in millions)
Income tax expense	$11.7	$9.7	$2.0	20.5%
The provision for income taxes for the six months ended June 30, 2010 and 2009 was 37.4% and 33.3% of income before income taxes, respectively. The increase in our overall effective tax rate during the six months ended June 30, 2010 can be attributed to higher state income taxes and smaller net impact from income attributable to noncontrolling interests due to our increased ownership in NDeX at the end of 2009 and in the first quarter of 2010. The second quarter 2009 tax expense reflects the impact of $1.9 million of non-taxable life insurance proceeds received upon the death of Michael Barrett, a senior officer of Barrett-NDEx, in January 2009. The tax impact of these non-taxable proceeds was treated as a discrete item in the first quarter of 2009.
Professional Services Division Results
Revenues

	Six Months Ended June 30,
	2010	2009	Increase
	(in millions)
Total revenues	$112.5	$86.3	$26.2	30.3%
Mortgage default processing services revenues	82.1	79.2	2.9	3.7%
Litigation support services revenues	30.3	7.1	23.3	Not meaningful
Our Professional Services revenues increased primarily as a result of increased revenues in our litigation support services segment, driven by our new DiscoverReady business which we acquired in November 2009. These operations generated $23.0 million in revenues during the six months ended June 30, 2010 (for the same period in 2009, under previous ownership and thus not reflected in our operating results for the six months ended June 30, 2009, these operations generated $10.9 million in revenues). The increase in DiscoverReady’s revenues resulted primarily from increased volume from its top two customers, both of whom are in the financial services industry. During the first six months of 2010, we worked on and completed several large matters for these customers which involved reviewing large volumes of data. Counsel Press’ revenues, another component of the litigation support services segment, grew 3.2% year-over-year on higher file volumes. The increase in mortgage default processing services revenues was driven primarily by our new NDeX operations in Florida. These operations generated $6.1 million in revenues, receiving approximately 15,400 files for processing, during the six months ended June 30, 2010 (for the same period in 2009, under previous ownership, these operations received approximately 6,600 files for processing). This increase was partially offset by the $3.2 million, or 3.7%, revenue decline in the existing NDeX business that resulted primarily from decreased files referred to us for processing. The revenue decline is also a result of an increase in the amount of revenue that is being deferred as a result of legislative changes enacted in Michigan in 2009 that have extended the period over which we recognize our revenues.
For the six months ended June 30, 2010, we received for processing approximately 182,300 mortgage default case files from our customers, compared to approximately 184,200 mortgage default case files for the six months ended June 30, 2009. Excluding the 15,400 files received by our new operations in Florida during the six months ended June 30, 2010, the file volume from our existing NDeX business decreased year-over-year by 9.4%, with some of our geographic locations experiencing growth, while others saw volume decreases. We believe these decreases in volume are due, in part, to efforts on the part of participating mortgage servicers to comply with the Home Affordable Modification Program (HAMP) effective March 4, 2009, and the supplemental directives that have become effective subsequent to that date. We continue to believe that these programs will not be effective in permanently modifying the large number of delinquent loans, which constitute the pipeline for foreclosure referrals.

The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 70.6% and 80.0% of our mortgage default processing services segment during the six months ended June 30, 2010 and 2009, respectively. Together they accounted for 51.5% and 80.7% of our Professional Services Division revenues during the six months ended June 30, 2010 and 2009, respectively. The top two customers in our litigation support services segment together accounted for nearly 63.0% of litigation support services revenues and 17.0% of Professional Services Division revenues for the six months ended June 30, 2010.
Operating Expenses — Mortgage Default Processing Services

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total operating expenses	$62.5	$56.7	$5.8	10.2%
Direct operating expenses	33.8	29.5	4.3	14.7%
Selling, general and administrative expenses	19.8	17.2	2.6	15.2%
Depreciation expense	3.9	2.9	0.9	32.6%
Amortization expense	5.0	7.1	(2.1)	(29.4)%
Total operating expenses in this segment increased largely as a result of the operating costs of our new NDeX operations in Florida. These operations accounted for $3.2 million of the increase in direct operating expenses, and $2.1 million of the increase in selling, general, and administrative expenses. Of the $1.1 million of selling, general and administrative expenses from the Florida operations, $0.6 million is attributable to the fair value adjustment related to the earnout liability recorded in connection with this acquisition. Direct operating expenses in our existing businesses increased $0.9 million over the six months ended June 30, 2009, resulting from increased personnel and other processing costs incurred due to new legislation implemented in Michigan in the second quarter of 2009, which added additional steps to the foreclosure process and thus additional costs, as well as additional personnel costs in the states where we experienced year-over-year file growth. Selling, general and administrative expenses in our existing businesses increased over the first six months of 2009 primarily due to an increase of $0.5 million in personnel costs and health insurance costs.
Amortization expense decreased primarily because of the additional $0.9 million of amortization expense recorded in the first six months of 2009 associated with the non-compete intangible asset attributable to Michael Barrett, a senior officer at Barrett-NDEx, which was fully amortized in the first quarter of 2009 as a result of his death in January 2009. Additionally, the finalization of the purchase price allocation in the third quarter of 2009 of the intangible assets associated with the Barrett-NDEx acquisition resulted in a reduction to amortizable intangible assets, and therefore a reduction in amortization expense. Partially offsetting these decreases was an increase in amortization expense of $0.4 million as a result of the amortizable intangible assets from our new Florida operations acquired in October 2009. Depreciation expense increased as a result of the finalization of the purchase price allocation of Barrett-NDEx (as discussed above), which resulted in a higher amount of depreciable software.
Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 76.1% for the six months ended June 30, 2010, from 71.5% for the six months ended June 30, 2009. This increase resulted from decreased revenues.
Operating Expenses — Litigation Support Services

	Six Months Ended June 30,
	2010	2009	Increase
	(in millions)
Total operating expenses	$22.4	$5.9	$16.4
Direct operating expenses	12.2	1.7	10.6
Selling, general and administrative expenses	8.4	3.6	4.8
Depreciation expense	0.3	0.1	0.2
Amortization expense	1.4	0.6	0.8
The operating expenses in our litigation support services segment increased as a result of the DiscoverReady acquisition in November 2009. Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues decreased to 73.7% for the six months ended June 30, 2010 from 83.8% for the six months ended June 30, 2009, which resulted from DiscoverReady’s strong revenues.

Business Information Division Results
Revenues

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total Business Information Division Revenues	$43.7	$44.7	$(0.9)	(2.1)%
Display and classified advertising revenues	12.6	13.6	(1.1)	(8.0)%
Public notice revenues	23.9	23.5	0.4	1.7%
Circulation and other revenues	7.3	7.5	(0.3)	(3.4)%
Our display and classified advertising revenues (which include revenues from events) decreased primarily due to an approximate 14% decrease in the number of ads placed in our publications, which we believe was driven by the continued struggling economy in several of the markets we serve, and continued apprehension on the part of some of our customers to return their marketing spending to previous levels, as well as a decrease in the average price paid per classified and display ad across our publications. Changes in the number, frequency and timing of specialty publications and magazines, also contributed to the decrease. Partially offsetting these decreases was an increase in revenue from our events during the six months ended June 30, 2010 as compared to the same period in 2009.
Our public notice revenues increased despite a slight overall decrease in the number of public notice ads. Most of this revenue increase was driven by the increased number of foreclosure notices placed in our Maryland publication, due in part to changes in public notice laws in Maryland in 2008, which resulted in lower revenues in the first quarter of 2009. Please refer to “Recent Development — Regulatory Environment” above for a discussion of a new foreclosure mediation bill in Baltimore, Maryland effective July 1, 2010.
Circulation and other revenues decreased primarily due to a decline in the number of paid subscribers between June 30, 2009 and June 30, 2010, as discussed above.
The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for over 10% of our Business Information Division revenues for the six months ended June 30, 2010 and 2009. Together these three markets accounted for approximately 43% and 37% of Business Information Division revenues for the six months ended June 30, 2010 and 2009, respectively.
Operating Expenses

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total operating expenses	$35.3	$34.4	$0.9	(2.5)%
Direct operating expense	14.5	14.9	(0.3)	(2.3)%
Selling, general and administrative expenses	18.3	16.9	1.3	7.8%
Depreciation expense	1.0	1.0	0.0	0.0%
Amortization expense	1.5	1.6	(0.1)	(4.4)%
Direct operating expenses decreased primarily as a result of decreased production and distribution costs. These costs declined by approximately $0.4 million due to a reduction in the pages in our print publications, as well as the printing of fewer specialty publications and magazines and negotiating contract price reductions with our primary printing vendors. In addition, decreased headcount and lower commissions and performance-based pay, which resulted from lower display and classified advertising revenue, also lowered our personnel expenses in this division. Marketing and promotion related to our events increased slightly as a result of an increase in the number of events in 2010.
Selling, general and administrative expenses increased $1.3 million over last year primarily as a result of an increase in marketing expenses to promote our newspapers and circulation efforts, new product initiatives begun in the first quarter of 2010 and an increase in bad debt expense.
Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 80.8% for the six months ended June 30, 2010 from 77.1% for the six months ended June 30, 2009 because of a year-over-year decrease in display and classified advertising revenues, and increased selling, general and administrative expenses.

Off Balance Sheet Arrangements
We have not entered into any off balance sheet arrangements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of June 30, 2010 and December 31, 2009, as well as cash flows for the six months ended June 30, 2010 and 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$6,942	$2,894
Working capital (deficit)	(12,186)	(21,067)
Long-term debt, less current portion	125,421	137,960

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$31,370	$23,001
Net cash used in investing activities:	(3,441)	(3,039)
Acquisitions and investments	(115)	(1,426)
Capital expenditures	(3,326)	(1,613)
Net cash used by financing activities	(23,881)	(6,370)
Cash Flows Provided by Operating Activities
The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
Net cash provided by operating activities for the six months ended June 30, 2010, increased $8.4 million, or 36.4%, to $31.4 million from $23.0 million for the six months ended June 30, 2009. This increase was largely attributable to favorable collections in our NDeX operations, particularly when compared to the first six months of 2009, during which time we experienced a significant increase in accounts receivable due to increased sales and pass-through costs at NDeX.
Our allowance for doubtful accounts, allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding (DSO), as of June 30, 2010, December 31, 2009, and June 30, 2009 is set forth in the table below:

	June 30,	December 31,	June 30,
	2010	2009	2009
Allowance for doubtful accounts (in thousands)	$1,282	$1,113	$964
Allowance for doubtful accounts as a percentage of gross accounts receivable	2.0%	1.9%	1.8%
Day sales outstanding	76.4	68.5	75.5
Our allowance for doubtful accounts as a percentage of gross accounts receivable was relatively flat for each period shown.
We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. Our DSO increased from December 31, 2009, in large part due to the strong revenues generated from DiscoverReady, resulting in an increase in the accounts receivable balance at quarter-end. Additionally, at the end of 2009, two of NDeX’s customers prepaid a portion of their account balance that would have been due in January 2010, resulting in a lower year-end balance and thus a reduced DSO. Similar prepayments were not made at the end of June 30, 2010 or June 30, 2009.

We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $3.5 million in each of the six months ended June 30, 2010 and 2009. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased $0.4 million to $3.4 million during the six months ended June 30, 2010, from $3.0 million during the six months ended June 30, 2009. In the first six months of 2010 and 2009, we used cash primarily in connection with capital expenditures for offices, equipment, and software. About 46% of our capital spending during the six months ended June 30, 2010 was attributable to specific technology projects, including a new telephone system for NDeX. In addition, approximately 8% was attributable to specific building and office related projects. We expect the costs for capital expenditures to range between 2.5% and 3.0% of our total revenues, on an aggregated basis, for the year ending December 31, 2010.
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
Net cash used in financing activities increased $17.5 million to $23.9 million during the six months ended June 30, 2010, from $6.4 million during the six months ended June 30, 2009. During the six months ended June 30, 2010, we entered into two unsecured notes payables in connection with the increases in our ownership interest in NDeX described below. During the six months ended June 30, 2010, we made total payments on unsecured notes of $9.6 million. Long-term debt, less current portion, decreased $12.5 million, or 9.1%, to $125.4 million as of June 30, 2010, from $138.0 million as of December 31, 2009.
On January 4, 2010, we entered an unsecured note payable with the Trott sellers for an aggregate of $5.0 million. Under the terms of this note, we paid the Trott sellers $1.0 million on each of June 1, 2010, and July 1, 2010, and will pay the remaining $3.0 million in 29 equal monthly installments beginning August 1, 2010. Interest accrues on the unpaid balance of the $3.0 million portion of the note at a rate of 4.25% per annum, beginning on January 4, 2010. We entered this note in connection with our acquisition of the remaining 2.4% interest in NDeX the Trott sellers owned.
In connection with our redemption of Feiwell & Hannoy’s 1.7% interest in NDeX, we entered an unsecured note payable with Feiwell & Hannoy for $3.5 million. We will pay this note over a period of three years in 12 equal quarterly installments, with such payments beginning March 1, 2010. Interest accrues on any portion of the $3.5 million principal amount remaining outstanding at a rate of 5.25% per annum.
See “Recent Developments—Increase in our Ownership in NDeX” for more information on these two transactions.
Credit Agreement. At June 30, 2010, we had $137.2 million outstanding under our term loan, and no amount outstanding under our revolving line of credit and available capacity of approximately $40 million, after taking into account the senior leverage ratio requirements under the credit agreement. We expect to use the remaining availability under our credit agreement, if at all, for working capital and other general corporate purposes, including the financing of acquisitions.
At June 30, 2010, the weighted average interest rate on our senior term note was 2.5%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At June 30, 2010, all of the interest on our senior note was based on LIBOR.

Future Needs
We expect that cash flow from operations, supplemented by short-term and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations, payments on our short-term and long-term debt and our capital expenditure requirements, along with the $1.0 million holdback payment and $1.0 million deferred payment owed to the Albertelli sellers in the fourth quarter, as well as the $3.0 million annual earnout payment owed to the Albertelli sellers on October 1, 2010. However, our ability to generate sufficient cash flow in the future could be adversely impacted by the risks, uncertainties and factors described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of June 30, 2010, we had two swap arrangements that convert $75.0 million of our variable rate term loan into a fixed rate obligation. These interest rate swap agreements terminate on March 31, 2011, and June 30, 2014. Under our bank credit facility, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes. See Note 4 to the Unaudited Condensed Consolidated Interim Financial Statements included in this Form 10-Q for further information on these swap arrangements.
We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of June 30, 2010, we have designated only the interest rate swap agreement that terminates on June 30, 2014, for hedge accounting treatment. Accordingly, we record changes in the fair value of this swap agreement in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended. Conversely, we treat the fair value of the swap agreement that terminates on March 31, 2011, and does not qualify for hedge accounting treatment, as a component of interest income (expense) in our statement of operations for the period then ended.
For the three and six months ended June 30, 2010 and June 30, 2009, we recognized interest income of $0.3 million and $0.7 million, respectively, related to the fair value of the interest rate swap agreement that does not qualify for hedge accounting. At June 30, 2010, we have $1.3 million (net of tax) included in other comprehensive loss related to the change in fair value of the interest rate swap agreement that terminates on June 30, 2014, and does qualify for hedge accounting. We did not record other comprehensive income for the three and six months ended June 30, 2009, because we did not have an interest rate swap agreement in effect at the end of that period which qualified, and was designated, for hedge accounting treatment. At June 30, 2010 and 2009, the estimated fair value of our fixed interest rate swaps was a liability of $2.8 million and $2.1 million, respectively.

If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.
Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.3 million (pre-tax) and $0.2 million (pre-tax) for the six months ended June 30, 2010 and 2009, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Reserved
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit
No.	Title	Method of Filing
3	Amended and Restated Certificate of Incorporation of The Dolan Company (as amended)	Incorporated by reference to Exhibit 3 to our current report on Form 8-K filed with the SEC on May 26, 2010.
10.1	Dolan Media Company 2007 Incentive Compensation Plan, as amended and restated	Incorporated by reference to Exhibit 10 to our Form 8-K filed with the SEC on May 26, 2010.
10.2	First Amendment to Services Agreement between American Processing Company, LLC (d/b/a NDeX) and James E. Albertelli, P.A. and James E. Albertelli, individually dated July 12, 2010	Filed herewith.
10.3
First Amendment to Asset Purchase Agreement among Dolan Media Company, American Processing Company, LLC (d/b/a NDeX), James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and
James E. Albertelli dated July 12, 2010
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

THE DOLAN COMPANY

Dated: August 5, 2010

	By:	/s/ James P. Dolan

James P. Dolan
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 5, 2010

	By:	/s/ Vicki J. Duncomb

Vicki J. Duncomb
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit
No.	Title	Method of Filing
10.2	First Amendment to Services Agreement between American Processing Company, LLC (d/b/a NDeX) and James E. Albertelli, P.A. and James E. Albertelli, individually dated July 12, 2010	Filed herewith.
10.3
First Amendment to Asset Purchase Agreement among Dolan Media Company, American Processing Company, LLC (d/b/a NDeX), James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli dated July 12, 2010
Filed herewith.
31.1	Section 302 Certification of James P. Dolan	Filed herewith.
31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.
32.1	Section 906 Certification of James P. Dolan	Furnished herewith.
32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith.