Form 10-Q
period 2010-09-30
Dolan Co.
filed 2010-11-03
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 1, 2010, there were 30,510,541 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The Dolan Company
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,572	$2,894
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,551 and $1,113 as of September 30, 2010 and December 31, 2009, respectively)	69,616	57,205
Unbilled pass-through costs	8,219	13,087
Prepaid expenses and other current assets	4,304	2,948

Total current assets	91,711	76,134
Investments	14,983	15,479
Property and equipment, net	15,914	15,457
Finite-life intangible assets, net	184,587	193,687
Indefinite-lived intangible assets	221,129	222,580
Other assets	1,901	4,953

Total assets	$530,225	$528,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$19,470	$22,005
Accounts payable	12,966	16,030
Accrued pass-through liabilities	23,155	25,929
Accrued compensation	10,565	4,384
Accrued liabilities	4,202	5,371
Due to sellers of acquired businesses	5,000	4,685
Deferred revenue	21,381	18,797

Total current liabilities	96,739	97,201
Long-term debt, less current portion	119,986	137,960
Deferred income taxes	4,469	8,160
Other liabilities	11,221	9,506

Total liabilities	232,415	252,827

Redeemable noncontrolling interest	25,463	26,600

Commitments and contingencies (Note 14)	—	—
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,511,179 and 30,326,437 shares as of September 30, 2010 and December 31, 2009, respectively	30	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Other comprehensive loss (net of tax)	(1,732)	—
Additional paid-in capital	285,597	287,210
Accumulated deficit	(11,548)	(38,377)

Total stockholders’ equity	272,347	248,863

Total liabilities and stockholders’ equity	$530,225	$528,290

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Professional Services	$56,337	$39,996	$168,817	$126,322
Business Information	22,122	22,348	65,829	66,998

Total revenues	78,459	62,344	234,646	193,320

Operating expenses
Direct operating: Professional Services	22,790	15,553	68,841	46,693
Direct operating: Business Information	7,229	6,952	21,769	21,827
Selling, general and administrative	26,758	22,910	77,585	66,073
Amortization	3,981	3,924	11,947	13,219
Depreciation	2,413	2,264	7,872	6,738

Total operating expenses	63,171	51,603	188,014	154,550
Equity in earnings of affiliates	1,142	731	3,654	3,461

Operating income	16,430	11,472	50,286	42,231

Non-operating income (expense)
Interest expense, net of interest income	(1,589)	(1,607)	(4,939)	(5,305)
Non-cash interest income related to interest rate swaps	228	205	893	735
Other income	197	23	197	1,469

Total non-operating expense	(1,164)	(1,379)	(3,849)	(3,101)

Income before income taxes	15,266	10,093	46,437	39,130
Income tax expense	(5,545)	(3,529)	(17,208)	(13,207)

Net income	9,721	6,564	29,229	25,923
Less: Net income attributable to redeemable noncontrolling interest	681	694	2,400	3,200

Net income attributable to The Dolan Company	$9,040	$5,870	$26,829	$22,723

Earnings per share — basic and diluted:
Net income attributable to The Dolan Company	$0.30	$0.20	$0.89	$0.76
(Increase) decrease in redeemable noncontrolling interest in NDeX	(0.01)	(0.02)	0.03	(0.26)

Net income attributable to The Dolan Company common stockholders	$0.29	$0.18	$0.92	$0.50

Weighted average shares outstanding:
Basic	30,174,798	29,843,444	30,139,681	29,821,661
Diluted	30,316,660	29,932,275	30,296,544	29,908,462
See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except share data)

					Other
	Common Stock		Additional	Accumulated	Comprehensive
	Shares	Amount	Paid-In Capital	Deficit	Loss	Total
Balance (deficit) at December 31, 2008	29,955,018	$30	$291,310	$(69,190)	$—	$222,150

Net income attributable to The Dolan Company	—	—	—	30,813	—	30,813
(Increase) decrease in redeemable noncontrolling interest in NDeX	—	—	(9,262)	—	—	(9,262)

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	21,551
Issuance of common stock in connection with a purchase of noncontrolling interest in NDeX	248,000	—	2,600	—	—	2,600
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	113,886	—	2,556	—	—	2,556
Issuance of common stock pursuant to the exercise of stock options	9,533	—	16	—	—	16

Other	—	—	(10)	—	—	(10)

Balance (deficit) at December 31, 2009	30,326,437	$30	$287,210	$(38,377)	$—	$248,863

Net income attributable to The Dolan Company	—	—	—	26,829	—	26,829
(Increase) decrease in redeemable noncontrolling interest in NDeX	—	—	843	—	—	843

Net income attributable to The Dolan Company common stockholders						27,672
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(1,732)	(1,732)

Total comprehensive income						25,940
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	173,314	—	2,330	—	—	2,330
Issuance of common stock pursuant to the exercise of stock options	11,428	—	20	—	—	20
(Increase) in redeemable noncontrolling interest in DiscoverReady			(4,806)			(4,806)

Balance (deficit) at September 30, 2010	30,511,179	$30	$285,597	$(11,548)	$(1,732)	$272,347

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$29,229	$25,923
Distributions received from The Detroit Legal News Publishing, LLC	4,900	4,200
Distributions paid to holders of noncontrolling interest	(1,374)	(3,145)
Gain on sale of investment	(197)	—
Non-cash operating activities:
Amortization	11,947	13,219
Depreciation	7,872	6,738
Equity in earnings of affiliates	(3,654)	(3,461)
Deferred income taxes	(463)	166
Stock-based compensation expense	2,330	1,861
Change in value of interest rate swap	(893)	(731)
Amortization of debt issuance costs	244	182
Non-cash fair value adjustment on earnout recorded in connection with acquisition	882	—
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable and unbilled pass-through costs	(6,958)	(22,290)
Prepaid expenses and other current assets	(1,271)	239
Other assets	360	(507)
Accounts payable and accrued liabilities	(816)	7,110
Deferred revenue and other liabilities	1,884	2,600

Net cash provided by operating activities	44,022	32,104

Cash flows from investing activities
Acquisitions and investments	(2,587)	(2,441)
Capital expenditures	(6,011)	(2,584)
Escrow payment received on sale of investment	197	—
Other	—	100

Net cash used in investing activities	(8,401)	(4,925)

Cash flows from financing activities
Net payments on senior revolving note	(8,000)	—
Payments on senior long-term debt	(9,775)	(7,250)
Payments on unsecured notes payable	(10,986)	(1,750)
Proceeds from stock option exercises	20	7
Other	(202)	(2)

Net cash used in financing activities	(28,943)	(8,995)

Net increase in cash and cash equivalents	6,678	18,184
Cash and cash equivalents at beginning of the period	2,894	2,456

Cash and cash equivalents at end of the period	$9,572	$20,640

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Notes to Unaudited Condensed Consolidated Interim Financial Statements
Note 1. Basis of Presentation
Basis of Presentation: The condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of The Dolan Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K filed on March 8, 2010, with the Securities and Exchange Commission (“SEC”). Effective May 26, 2010, the Company changed its name from Dolan Media Company to The Dolan Company.
In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full calendar year.
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority ownership interests in American Processing Company, LLC d/b/a NDeX (“NDeX”) and DiscoverReady LLC (“DiscoverReady”). The Company accounts for the percentage interests in NDeX and DiscoverReady that it does not own as noncontrolling interest.
All significant intercompany accounts and transactions have been eliminated in consolidation.
When the Company refers to “Barrett-NDEx” in these notes, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets which NDeX acquired on September 2, 2008. The term “Albertelli sellers” refers to James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group. The term “Trott sellers” refers to David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, as a group.
Note 2. Basic and Diluted Income Per Share
Basic per share amounts are computed, generally, by dividing net income attributable to The Dolan Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At September 30, 2010 and December 31, 2009, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 13 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net income attributable to The Dolan Company per share (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income attributable to The Dolan Company	$9,040	$5,870	$26,829	$22,723
(Increase) decrease in redeemable noncontrolling interest in NDeX, net of tax	(251)	(372)	843	(7,665)

Net income attributable to The Dolan Company common stockholders	$8,789	$5,498	$27,672	$15,058

Basic:
Weighted average common shares outstanding	30,504	30,080	30,419	30,023
Weighted average common shares of unvested restricted stock	(329)	(237)	(279)	(201)

Shares used in the computation of basic net income per share	30,175	29,843	30,140	29,822

Net income attributable to The Dolan Company common stockholders per share — basic	$0.29	$0.18	$0.92	$0.50

Diluted:
Shares used in the computation of basic net income per share	30,175	29,843	30,140	29,822
Stock options and restricted stock	142	89	157	86

Shares used in the computation of dilutive net income per share	30,317	29,932	30,297	29,908

Net income attributable to The Dolan Company common stockholders per share — diluted	$0.29	$0.18	$0.92	$0.50

For the three months ended September 30, 2010 and 2009, options to purchase approximately 1.9 million and 1.6 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive. For the nine months ended September 30, 2010 and 2009, options to purchase approximately 1.7 million and 1.4 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.
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
2010 Acquisitions/Equity Transactions:
Acquisition of Federal News Service, Inc.: On August 9, 2010, the Company acquired certain assets of Federal News Service, Inc. (“Fed News”) for $1.7 million in cash. Of the $1.7 million fair value purchase price, $0.4 million was allocated to various working capital items and the remaining $1.3 million was allocated to customer lists to be amortized over 10 years. These assets are part of the Company’s Business Information segment. Deal costs incurred with respect to this transaction were immaterial.
Acquisition of Noncontrolling Interest in NDeX: On January 4, 2010, the Company, along with its wholly-owned subsidiary, Dolan APC, LLC, entered into a common unit purchase agreement with the Trott sellers, including one of the Company’s executive officers, David A. Trott, under the terms of which the Trott sellers sold their remaining aggregate 2.4% ownership interest in NDeX, for an aggregate $5.0 million. The Company paid $2.1 million of the aggregate purchase price during the second and third quarters of 2010, with the remaining $2.9 million payable in equal monthly installments through December 1, 2012, with interest accruing at a rate of 4.25% per annum. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $5.0 million. No deal costs were incurred with respect to this transaction.

Redemption of Noncontrolling Interest of Feiwell & Hannoy in NDeX: On February 28, 2010, NDeX redeemed a 1.7% ownership interest in NDeX from Feiwell & Hannoy, which exercised its put right pursuant to the NDeX operating agreement. NDeX redeemed these common units for $3.5 million, which is payable to Feiwell & Hannoy in equal quarterly installments through December 3, 2012, with interest accruing at a rate of 5.25% per annum. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $3.5 million. No deal costs were incurred with respect to this transaction.
2009 Acquisitions/Equity Transactions:
Albertelli: On October 1, 2009, NDeX acquired the mortgage default processing services and certain title assets of the Albertelli sellers for a total maximum cash purchase price of $19.0 million as follows: $7.0 million paid at closing; an additional $1.0 million held back for one year to secure the Albertelli sellers’ obligations under the asset purchase agreement, which was paid on October 1, 2010; an additional $2.0 million in equal installments of $1.0 million each, with $1.0 million paid on October 1, 2010, and $1.0 million to be paid on October 1, 2011; and earnouts payable of up to an additional $9.0 million in three annual installments of up to $3.0 million each. The amount of these three annual earnout payments is based upon the adjusted EBITDA for the acquired mortgage default processing services and related title business during the twelve calendar months ending on each of September 30, 2010, 2011, and 2012. On October 1, 2010, the Company paid $3.0 million for the first of the three annual earnout payments, as was mutually agreed upon by the Company and the Albertelli sellers.
In connection with this acquisition, the Company determined that the earnouts of $9.0 million, in the aggregate, were likely to be achieved and has therefore included the present value of these payments in its determination of fair value. The Company has determined that this liability is a Level 3 fair value measurement within the Financial Accounting Standards Board’s (FASB) fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. See Note 5 for information pertaining to changes in the fair value of this liability during the three and nine months ended September 30, 2010.
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
The Company records on its balance sheet an adjustment for that portion of DiscoverReady which it does not own as redeemable noncontrolling interest, which is adjusted to fair value at each balance sheet date using a market approach. The Company has determined that this redeemable noncontrolling interest is a Level 3 fair value measurement within the FASB’s fair value hierarchy. See Note 5 for information pertaining to changes in the fair value of this noncontrolling interest during the three and nine months ended September 30, 2010.
Acquisition of Noncontrolling Interest in NDeX. On December 31, 2009, the Company entered into a common unit purchase agreement with the Trott sellers, including one of the Company’s executive officers, David A. Trott, under the terms of which the Trott sellers sold an aggregate 5.1% membership interest in NDeX to the Company, for a purchase price of $10.6 million, consisting of $8.0 million paid to the Trott sellers during the nine months ended September 30, 2010, and 248,000 shares of the Company’s common stock with a fair market value of $2.6 million. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $10.6 million.

Pro Forma Information: Actual results of operations reflecting the equity interests and assets acquired in 2010 and 2009 are included in the unaudited condensed consolidated interim financial statements from the dates of the applicable business combination. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the following transactions as if they occurred on January 1, 2009: (1) the mortgage default processing services and certain title assets of Albertelli acquired in October, 2009, (2) the 85% equity interest in DiscoverReady acquired in November, 2009 (which increased to 85.3% in the second quarter of 2010; see Note 5 for further information), (3) the 5.1% interest in NDeX acquired in December, 2009, (4) the 2.4% interest in NDeX acquired in January, 2010, (5) the 1.7% interest in NDeX acquired from Feiwell & Hannoy in February, 2010, and (6) certain assets of Fed News acquired in August 2010. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the business combinations occurred as of the beginning of each such year (in thousands, except per share data):

	Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues	$78,826	$71,469	$237,082	$219,275
Net income attributable to The Dolan Company	9,033	7,360	26,795	27,128
Net income attributable to The Dolan Company per share:
Basic	$0.30	$0.24	$0.89	$0.90

Diluted	$0.30	$0.24	$0.88	$0.90

Actual/Pro forma weighted average shares outstanding:
Basic	30,174,798	30,091,444	30,139,681	30,069,662

Diluted	30,316,660	30,180,275	30,296,544	30,156,462

Note 4. Derivative Instruments
On January 4, 2010, the Company entered into an interest rate swap agreement to manage the risk associated with a portion of its floating-rate long-term debt, and to replace and expand that portion of the current swap agreement that matured on February 22, 2010. The Company does not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the new swap agreement is $50 million through December 30, 2012, $35 million from December 31, 2012 through December 30, 2013, and $25 million from December 31, 2013 through June 30, 2014. The Company has designated this swap as a cash flow hedge and has determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.
As of September 30, 2010, the Company had $1.7 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. There was no other comprehensive loss as of December 31, 2009. Unrealized gains and losses are reflected in net income attributable to The Dolan Company when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.
This cash flow hedge was highly effective for the three and nine months ended September 30, 2010. The Company does not expect to reclassify any amounts from other comprehensive income to net income attributable to The Dolan Company during 2010. The occurrence of these related cash flows and hedged transaction remains probable.
The Company had liabilities of $3.4 million and $1.5 million resulting from interest rate swaps at September 30, 2010 and December 31, 2009, respectively, which are included in accrued liabilities or other liabilities on the balance sheet, depending upon the timing of the expiration of the swap agreement. As of September 30, 2010, the aggregate notional amount of the swap agreements was $75 million, of which $25 million will mature on March 31, 2011, and the balance of the $50 million notional swap will mature on various dates through June 30, 2014, as discussed above. The swap agreement maturing on March 31, 2011, does not qualify for hedge accounting. Total floating-rate borrowings not offset by the swap agreements at September 30, 2010, totaled $58.7 million.

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
The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$3,400	$—	$3,400
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	7,881	7,881
Redeemable noncontrolling interest in DiscoverReady	—	—	13,981	13,981

Total	$—	$3,400	$21,862	$25,262

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2010 (in thousands):

Fair Value
		Fair Value			Adjustment
		Adjustment			Included in
		Included in			Additional
		Net Income	Minority	Distributions	Paid-in
	Balance at	Attributable	Partners’	to Minority	Capital and	Balance at
	June 30,	to The Dolan	Share of	Partners /	Deferred	September
	2010	Company	Earnings	Redemptions	Taxes	30, 2010
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	$7,587	$294	$—	$—	$—	$7,881
Redeemable noncontrolling interest in DiscoverReady	11,319	—	361	(309)	2,610	13,981

Total	$18,906	$294	$361	$(309)	$2,610	$21,862

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 (in thousands):

Fair Value
		Fair Value			Adjustment
		Adjustment			Included in
		Included in			Additional
		Net Income	Minority	Distributions	Paid-in
	Balance at	Attributable	Partners’	to Minority	Capital and	Balance at
	December	to The Dolan	Share of	Partners /	Deferred	September
	31, 2009	Company	Earnings	Redemptions	Taxes	30, 2010
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	$6,999	$882	$—	$—	$—	$7,881
Redeemable noncontrolling interest in DiscoverReady	5,902	—	1,255	(951)	7,775	13,981

Total	$12,901	$882	$1,255	$(951)	$7,775	$21,862

In accordance with the terms of the DiscoverReady operating agreement, the Company repurchased a 0.3% equity interest in DiscoverReady from DR Holdco in connection with the expiration of the employment agreement of DiscoverReady’s former chief financial officer in April 2010. The Company paid $0.1 million for this equity interest in DiscoverReady, which is included in Distributions to Minority Partners/Redemptions in the table above along with $0.8 million in distributions to minority partners.
Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). No such fair value adjustments were required during the quarter.
Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of its variable-rate debt issues that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At September 30, 2010, the estimated fair value of variable-rate debt under the Company’s senior credit facility was $117.1 million compared to a carrying value of $133.7 million.

Note 6. Investments
Investments consisted of the following at September 30, 2010 and December 31, 2009 (in thousands):

	Accounting	Percent	September 30,	December 31,
	Method	Ownership	2010	2009

The Detroit Legal News Publishing, LLC	Equity	35	$14,245	$15,479
Other	Equity	—	738	—

Total			$14,983	$15,479

For the three and nine months ended September 30, 2010 and 2009, the equity (loss) in earnings of affiliates is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

The Detroit Legal News Publishing, LLC	$1,154	$924	$3,666	$3,654
GovDelivery, Inc.	—	(193)	—	(193)
Other	(12)	—	(12)	—

Total	$1,142	$731	$3,654	$3,461

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
The following table summarizes certain key information relating to the Company’s investment in DLNP as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	As of September 30,	As of December 31,
	2010	2009
Carrying value of investment	$14,245	$15,479
Underlying finite-lived customer list, net of amortization	7,790	8,921

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Equity in earnings of DLNP, net of amortization of customer list	$1,154	$924	$3,666	$3,654
Distributions received	1,400	700	4,900	4,200
Amortization expense	377	377	1,131	1,131
GovDelivery, Inc.: Prior to December 31, 2009, the Company owned approximately 21.9% (on as-converted basis) of the outstanding voting stock of GovDelivery, Inc. which it accounted for using the equity method of accounting. On December 31, 2009, the Company sold its investment in GovDelivery, Inc. for $3.6 million in cash, with an additional $0.6 million held back for the payment of indemnification claims pursuant to the terms of the merger agreement. The $0.6 million holdback was treated as contingent payment, and therefore, the Company did not include it in the calculation of the gain on this transaction in 2009. Accordingly, the Company recorded a gain on its sale of this investment in 2009 in the amount of $2.4 million, which has been included in other income in its consolidated statement of operations. In the three and nine months ended September 30, 2010, the Company received a payment from escrow in the amount of $0.2 million, which is included in other income in its consolidated statement of operations. When and if additional payments are received from the holdback amount, the Company will recognize these additional payments as a gain at that time.

Note 7. Intangible Assets
Indefinite-Lived Intangible Assets: Indefinite-lived intangible assets consist of trade names and goodwill. The Company has determined that these assets have an indefinite life and therefore will not be amortized. The Company reviews indefinite-lived intangible assets annually on November 30 for impairment.
The following table represents the balances of indefinite-lived intangible assets as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Goodwill:
Mortgage Default Processing Services	$131,709	$131,709
Litigation Support Services	23,651	25,102
Business Information	59,232	59,232

Total Goodwill	214,592	216,043
Trade Names	6,537	6,537

Total Indefinite-lived intangible assets	$221,129	$222,580

The change in goodwill in the Litigation Support Services segment resulted from the completion of the determination of fair value related to the DiscoverReady acquisition during the first quarter of 2010. See Note 3 for further information about this valuation.
Finite-Life Intangible Assets: Total amortization expense for finite-lived intangible assets for the three months ended September 30, 2010 and 2009, was approximately $4.0 million and $3.9 million, respectively, and for the nine months ended September 30, 2010 and 2009, was approximately $11.9 million and $13.2 million, respectively. During the nine months ended September 30, 2009, the Company recorded an additional $0.9 million of amortization expense to write off the non-compete agreement with Michael Barrett, a senior officer of Barrett-NDEx, who died in January 2009.
Note 8. Long-Term Debt; Capital Lease Obligation
A summary of long-term debt is as follows (in thousands):

	September 30,	December 31,
	2010	2009
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon payment due August 8, 2014	$133,675	$143,450
Senior variable-rate revolving note due August 8, 2012	—	8,000

Total senior secured debt	133,675	151,450
Unsecured notes payable	5,465	8,000
Capital lease obligations	316	515

	139,456	159,965
Less current portion	19,470	22,005

Long-term debt, less current portion	$119,986	$137,960

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

At September 30, 2010, the Company had net unused available capacity of approximately $40 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility, and outstanding debt of $133.7 million (all of which was under the term loan facility). At September 30, 2010, the weighted-average interest rate on the senior term note was 2.3%. The Company is subject to certain restrictions and covenant ratio requirements relating to its financing arrangement, all of which were satisfied as of September 30, 2010.
Unsecured Notes Payable: Under the terms of common unit purchase agreements with the Trott sellers dated December 31, 2009 and January 4, 2010, the Company agreed to pay an aggregate $13.0 million in installments for the purchase of an aggregate 7.6% ownership interest in NDeX. Of this amount, $10.1 million was paid during the nine months ended September 30, 2010, with the balance payable in equal monthly installments through December 1, 2012, at an interest rate of 4.25% per annum. The aggregate balance on these notes at September 30, 2010 was $2.9 million.
Under the terms of a redemption agreement with Feiwell & Hannoy, the Company agreed to pay $3.5 million in installments for the redemption of a 1.7% ownership interest in NDeX from Feiwell & Hannoy. The $3.5 million note is payable in 12 quarterly installments through December 3, 2012, with interest accruing at a rate of 5.25% per annum. During the nine months ended September 30, 2010, the Company paid $0.8 million on this note. The balance on this note at September 30, 2010 was $2.6 million.
See Note 3 for further information related to these three transactions.
Note 9. Common and Preferred Stock
At September 30, 2010, the Company had 70,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized and 30,511,179 shares of common stock and no shares of preferred stock outstanding. On January 29, 2009, the Company’s board of directors designated 5,000 shares of Series A Junior Participating Preferred Stock, which are issuable upon the exercise of rights as described in the Stockholder Rights Plan adopted by the Company on the same date. The rights to purchase 1/10,000 of a share of the Series A Junior Participating Preferred Stock were issued to the Company’s stockholders of record on February 9, 2009. All other authorized shares of preferred stock are undesignated.
Note 10. Income Taxes
The provision for income taxes for the nine months ended September 30, 2010 and 2009 was $17.2 million and $13.2 million, respectively, or 37.1% and 33.8% of income before income taxes, respectively. The provision for income taxes during the nine months ended September 30, 2010 and 2009 is comprised of federal, state and local taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate is state income taxes. This difference is partially offset by earnings of the Company’s noncontrolling interests, which are not subject to federal income tax. In addition, the 2009 tax expense reflects the impact of $1.9 million of non-taxable life insurance proceeds received upon the death of Michael Barrett, a senior officer of Barrett-NDEx, in January 2009. The tax impact of these non-taxable proceeds was treated as a discrete item in the first quarter of 2009.
Note 11. Major Customers and Related Parties
NDeX has eight law firm customers and, of those customers, Trott & Trott and the Barrett law firm (both related parties) comprised 14% and 23%, respectively, of the Company’s total revenues for the three and nine months ended September 30, 2010. The Company’s top two customers in the litigation support services segment, both of whom are in the financial services industry, together accounted for 11% and 12%, respectively, of the Company’s total revenues for the three and nine months ended September 30, 2010.

NDeX has entered long-term services agreements with its law firm customers, including Trott & Trott and the Barrett law firm, that provide for the exclusive referral of mortgage default and other files for processing. In early 2010, NDeX and Trott & Trott agreed to increase the fixed fee per file that NDeX receives for each mortgage foreclosure, bankruptcy, eviction, litigation and other mortgage default files that Trott & Trott refers to NDeX for processing under NDeX’s service agreement with Trott & Trott.
David A. Trott, chairman and chief executive officer of NDeX, is also the managing attorney and majority shareholder of Trott & Trott, and, at January 1, 2010, owned a 1.7% interest in NDeX. The Company acquired that interest as part of a common unit purchase transaction with the Trott sellers. Under the terms of the common unit purchase agreement, Mr. Trott sold to the Company 23,560 common units in NDeX, representing his 1.7% interest, for a total aggregate purchase price of $3.4 million, exclusive of interest, during the first quarter of 2010. As part of a separate common unit purchase agreement entered into with the Trott sellers on December 31, 2009, Mr. Trott sold to the Company 168,644 common units in NDeX, representing his 12.2% interest. The Company made an aggregate $7.0 million in payments in connection with these transactions to Mr. Trott during the nine months ended September 30, 2010. See Note 3 for more information about these transactions.
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
Note 12. Reportable Segments
The Company has two operating divisions: (1) Professional Services and (2) Business Information, and three reportable segments: (1) Mortgage Default Processing Services (2) Litigation Support Services and (3) Business Information. The Mortgage Default Processing Services and Litigation Support Services segments are part of the Professional Services Division as these segments provide professional services supporting, primarily, attorneys and/or their clients. The Business Information segment constitutes the Business Information Division. The Company determined its reportable segments based on the types of products sold and services performed. The Mortgage Default Processing Services segment generates revenue from NDeX, which provides mortgage default processing and related services to its law firm customers and also directly to loan servicers and mortgage lenders for real estate located in California and Nevada. The Litigation Support Services segment generates revenue by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press, LLC. Both of these operating segments generate revenues through fee-based arrangements. The Business Information segment provides business information products through a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information segment generates revenues primarily from display and classified advertising (including events), public notices, and circulation and other (primarily consisting of subscriptions).
The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total

Three Months Ended September 30, 2010
Revenues	$41,201	$15,136	$22,122	$—	$78,459
Direct operating expenses	17,383	5,407	7,229	—	30,019
Selling, general and administrative expenses	10,117	5,124	8,943	2,574	26,758
Amortization and depreciation	4,139	864	1,222	169	6,394
Equity in earnings of affiliates	—	—	1,142	—	1,142

Operating income (loss)	$9,562	$3,741	$5,870	$(2,743)	$16,430

Three Months Ended September 30, 2009
Revenues	$35,948	$4,048	$22,348	$—	$62,344
Direct operating expenses	14,672	881	6,952	—	22,505
Selling, general and administrative expenses	8,716	1,821	8,770	3,603	22,910
Amortization and depreciation	4,337	326	1,322	203	6,188
Equity in earnings of affiliates	—	—	731	—	731

Operating income (loss)	$8,223	$1,020	$6,035	$(3,806)	$11,472

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total

Nine Months Ended September 30, 2010
Revenues	$123,342	$45,475	$65,829	$—	$234,646
Direct operating expenses	51,188	17,653	21,769	—	90,610
Selling, general and administrative expenses	29,920	13,543	27,197	6,925	77,585
Amortization and depreciation	13,016	2,549	3,739	515	19,819
Equity in earnings of affiliates	—	—	3,654	—	3,654

Operating income (loss)	$29,218	$11,730	$16,778	$(7,440)	$50,286

Nine Months Ended September 30, 2009
Revenues	$115,190	$11,132	$66,998	$—	$193,320
Direct operating expenses	44,157	2,536	21,827	—	68,520
Selling, general and administrative expenses	25,903	5,458	25,699	9,013	66,073
Amortization and depreciation	14,357	968	3,955	677	19,957
Equity in earnings of affiliates	—	—	3,461	—	3,461

Operating income (loss)	$30,773	$2,170	$18,978	$(9,690)	$42,231

Note 13. Share-Based Compensation
Total share-based compensation expense for the three months ended September 30, 2010 and 2009, was approximately $1.0 million and $0.7 million, respectively. Total share-based compensation expense for the nine months ended September 30, 2010 and 2009, was approximately $2.3 million and $1.9 million, respectively.
In May 2010, the Company amended and restated its 2007 Incentive Compensation Plan, increasing the number of shares reserved for issuance from 2.7 million shares to 4.8 million shares. Of the 4.8 million shares reserved for issuance under this plan, there were 2.3 million shares available for issuance as of September 30, 2010.
Stock Options: Share-based compensation expense related to grants of options for the three months ended September 30, 2010 and 2009, was approximately $0.6 million and $0.4 million, respectively and for the nine months ended September 30, 2010 and 2009, was approximately $1.5 million and $1.2 million, respectively.
The following weighted average assumptions were used to estimate the fair value of stock options granted in 2010:

Dividend yield	0.0%
Expected volatility	47.0%
Risk free interest rate	1.5% - 2.1%
Expected term of options	4.75 years
Weighted average grant date fair value	$3.95 - $5.15

The following table represents stock option activity for the nine months ended September 30, 2010:

				Weighted
		Weighted	Weighted	Average
		Average Grant	Average	Remaining
	Number of	Date Fair	Exercise	Contractual Life
	Shares	Value	Price	(in years)
Outstanding options at December 31, 2009	1,629,760	$4.73	$13.81
Granted	456,860	5.10	12.12	—
Exercised	(12,000)	1.35	2.22	—
Canceled or forfeited	(114,138)	4.86	13.86	—

Outstanding options at September 30, 2010	1,960,482	$4.83	$13.49	5.06

Options exercisable at September 30, 2010	891,372	$4.53	$13.60	4.39

At September 30, 2010, the aggregate intrinsic value of options outstanding and options exercisable was approximately $0.8 million. At September 30, 2010, there was approximately $4.4 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Grants: The following table represents a summary of nonvested restricted stock activity for the nine months ended September 30, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested, December 31, 2009	219,504	$13.74
Granted	208,028	12.05
Vested	(65,509)	13.94
Canceled or forfeited	(34,714)	$13.73

Nonvested, September 30, 2010	327,309	$12.63

Share-based compensation expense related to grants of restricted stock for the three months ended September 30, 2010 and 2009, was approximately $0.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2010 and 2009, was approximately $0.8 million and $0.6 million, respectively. Total unrecognized compensation expense for unvested restricted shares of common stock as of September 30, 2010, was approximately $3.3 million, which is expected to be recognized over a weighted-average period of 3.0 years.
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
•	our business operates in highly competitive markets and depends upon the economies and the demographics of the legal, financial and real estate sectors in the markets we serve and changes in those sectors could have an adverse effect on our revenues, cash flows and profitability;

•	David A. Trott, the chairman and chief executive officer of NDeX, and certain other employees of NDeX, who are also shareholders and principal attorneys of our law firm customers, may under certain circumstances have interests that differ from, or conflict with, our interests;

•	NDeX’s business revenues are very concentrated, as NDeX currently provides mortgage default processing services to eight law firm customers, and if the number of case files referred to us by our mortgage default processing service law firm customers, or loan servicers and mortgage lenders we serve directly for properties located in California and Nevada, decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected;

•	regulations, laws, bills introduced, court orders, investigations by state or federal officials, and voluntary programs or moratoria seeking to review foreclosure processes or mitigate foreclosures in states where we do business may have an adverse effect on, restrict, or slow our mortgage default processing services and public notice operations, including legislation in Michigan, Indiana and Florida, the Hope for Homeowners Act, the Emergency Economic Stabilization Act, the Streamlined Modification Program, the Homeowner Affordability and Stability Plan, the Making Home Affordable Program, the Home Affordable Modification Program ("HAMP"), the Home Affordable Foreclosure Alternatives Program ("HAFA"), the Protecting Tenants at Foreclosure Act, investigations by state attorneys general, and voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance;

•	we have owned and operated DiscoverReady LLC (“DiscoverReady”) for just one year, and we are highly dependent on the skills and knowledge of the individuals serving as chief executive officer and president of DiscoverReady, as none of our executive officers have managed or operated a discovery management and document review services company prior to this acquisition;

•	DiscoverReady’s business revenues are very concentrated among a few customers and if these customers choose to manage their discovery with their own staff or by engaging another provider and if we are unable to develop new customer relationships, our operating results and the ability to execute our growth strategy at DiscoverReady may be adversely affected;

•	we are dependent on our senior management team, especially James P. Dolan, our founder, chairman, president and chief executive officer; Scott J. Pollei, our executive vice president and chief operating officer; Mark W.C. Stodder, our executive vice president, Business Information; David A. Trott, chairman and chief executive officer, NDeX; and Vicki J. Duncomb, our vice president and chief financial officer;

•	we intend to continue to pursue acquisition opportunities, which we may not do successfully and which may subject us to considerable business and financial risk, and we may be required to incur additional indebtedness or raise additional capital to fund these acquisitions and this additional financing may not be available to us on satisfactory terms or at all; and

•	growing our business may place a strain on our management and internal systems, processes and controls.
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
Overview
Effective May 26, 2010, we changed our name from Dolan Media Company to The Dolan Company. We are a leading provider of necessary professional services and business information to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating divisions: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two reporting segments: mortgage default processing services and litigation support services. Through our subsidiary, NDeX, we provide mortgage default processing services to eight law firm customers located in Florida, Georgia, Indiana, Michigan, Minnesota, and Texas, as well as directly to mortgage lenders and loan servicers on residential real estate located in California and Nevada. Our subsidiaries DiscoverReady and Counsel Press comprise our litigation support services reporting segment. DiscoverReady, which we acquired on November 2, 2009 and was a new line of business for us, provides outsourced discovery management and document review services to major United States companies and their counsel. Counsel Press provides appellate services to law firms and attorneys nationwide. Our Business Information Division publishes business journals, court and commercial media and other highly focused information products and services, operates web sites and produces events for targeted professional audiences in 21 geographic markets across the United States. Our information is delivered through a variety of methods, including more than 60 print publications and more than 80 web sites.

Our total revenues increased $16.1 million, or 26%, from $62.3 million for the three months ended September 30, 2009, to $78.5 million for the three months ended September 30, 2010, largely as a result of increased revenues in our litigation support services segment. The revenue growth was driven primarily by our DiscoverReady business which we acquired in November 2009. These operations generated $10.9 million in revenues during the three months ended September 30, 2010 (for this period in 2009, under previous ownership and thus not reflected in our operating results for the three months ended September 30, 2009, these operations generated $5.3 million in revenues). In addition, our NDeX operations in Florida, which we acquired in October 2009, added $2.7 million in revenues for the three months ended September 30, 2010. Our NDeX operations in Florida and the DiscoverReady acquisition in the fourth quarter of 2009, together accounted for the majority of the 22.4% increase in our operating expenses for the three month period ended September 30, 2010. Further, net income attributable to The Dolan Company increased to $9.0 million for the third quarter of 2010 from $5.9 million for the same period in 2009. Net income attributable to The Dolan Company increased from $22.7 million for the nine months ended September 30, 2009, to $26.8 million for the nine months ended September 30, 2010.
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
Of the $13.0 million cash due to the Trott sellers, we paid $10.1 million in installments through September 30, 2010, with the remaining $2.9 million payable in equal monthly installments through December 1, 2012. Interest accrues on the unpaid principal balance at a rate of 4.25% per annum. We also issued, as partial payment for the ownership interest, an aggregate 248,000 shares to the Trott sellers on December 31, 2009. We filed a registration statement covering the resale of these shares on March 18, 2010, which was declared effective by the SEC on April 9, 2010.
On February 28, 2010, NDeX redeemed 23,560 common units, representing a 1.7% interest in NDeX, from Feiwell & Hannoy, in connection with Feiwell & Hannoy’s exercise of its put right as set forth in the NDeX operating agreement. NDeX redeemed these common units for $3.5 million, which was determined pursuant to the formula set forth in NDeX’s operating agreement. The redemption price is payable to Feiwell & Hannoy over a period of three years, in equal quarterly installments through December 3, 2012, with interest accruing at a rate of 5.25% per annum. Feiwell & Hannoy is a law firm customer of NDeX.
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
DiscoverReady is part of our Professional Services Division and litigation support services segment. We established our litigation support services segment in the fourth quarter of 2009, and it includes the operations of DiscoverReady and Counsel Press (which was previously part of our professional services segment with NDeX). Since the fourth quarter of 2009, we refer to the operations of NDeX as our mortgage default processing services segment. Both our mortgage default processing services and litigation support services segments are part of our Professional Services Division.
Regulatory Environment
We are not aware of any legislation enacted, bills introduced or other regulation proposed or issued in the third quarter of 2010 that we would expect to have a material effect on the mortgage default processing services segment of our business or our public notice revenues in our Business Information Division. While there have not been any material legislative or regulatory actions since our last quarterly report, there currently is a coordinated effort by the state attorneys general to review the foreclosure process. Certain servicers reacted to this state-level effort, and other attention being paid to the foreclosure process by various other government officials and constituencies, with self-imposed foreclosure sale and eviction moratoria while they verified their internal policies and procedures.
For a discussion on legislation and regulatory activity impacting or potentially impacting our business, please see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Regulatory Environment” in our annual report on Form 10-K for the year ended December 31, 2009, and in our quarterly report on Form 10-Q for the quarter ended June 30, 2010, which were filed with the SEC on March 8, 2010, and August 5, 2010, respectively.
Recent Acquisitions
We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions, such as the following recent transactions:
Federal News Service, Inc.: On August 9, 2010, we acquired certain assets of Federal News Service, Inc. (“Fed News”) for approximately $1.7 million in cash. Fed News is located in Washington, D.C. and is a 25-year-old company that, using technology and trained specialists who work in real time, transcribes Washington’s pivotal events and delivers the transcriptions very quickly to its customers. Transcriptions cover presidential public appearances; major congressional hearings; speeches, statements and press conferences by administration leaders, congressional leaders and their spokespersons; briefings and important events at the White House, Departments of State, Defense, Justice and Homeland Security and the Office of the U.S. Trade Representative; speeches and press conferences by visiting international leaders; political interviews on TV; and key events during presidential campaigns. It also provides multi-language translations and custom transcription services.
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

Albertelli: On October 1, 2009, NDeX acquired the mortgage default processing services and related title business of the Albertelli sellers. NDeX paid $7.0 million in cash at closing, paid an additional $1.0 million on October 1, 2010, which had been held back to secure the Albertelli sellers’ obligations under the asset purchase agreement (including payment of any indemnification claims and working capital adjustments), and paid the first of two $1.0 million installment payments on October 1, 2010. The remaining $1.0 installment payment will be made on October 1, 2011. NDeX also entered into a 20-year services agreement with James E. Albertelli, P.A. (one of the Albertelli sellers), which provides for the exclusive referral of residential mortgage default and related files from that law firm to NDeX for processing in Florida.
In connection with the Albertelli acquisition, NDeX became obligated to pay the Albertelli sellers up to an additional $9.0 million in three annual installments of up to $3.0 million each. The amount of these annual cash payments is based upon the adjusted EBITDA for the acquired mortgage default processing services and related title business during the twelve calendar months ending on each of September 30, 2010, 2011, and 2012. At September 30, 2010, we have liabilities on our balance sheet in the amount of $7.9 million for the discounted amount of the earnouts payable to the Albertelli sellers, of which $3.0 million was paid on October 1, 2010, as was mutually agreed upon by us and the Albertelli sellers. This liability is adjusted to fair value at each reporting period.
Revenues
We derive revenues from two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the three and nine months ended September 30, 2010, our total revenues were $78.5 million and $234.6 million, respectively, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:
•	72% for both periods from our Professional Services Division (53% from mortgage default processing services and 19% from litigation support services); and

•	28% for both periods from our Business Information Division.
Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing, outsourced discovery management and document review, and appellate services through fee-based arrangements. We further break down our Professional Services Division into two reportable segments, mortgage default processing services and litigation support services.
Mortgage Default Processing Services. Through NDeX, we assist eight law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. We also provide foreclosure processing services directly to mortgage lenders and loan servicers for properties located in California and Nevada. In addition, NDeX provides loan modification and loss mitigation support on mortgage default files to its customers and related real estate title work primarily to the Barrett and Albertelli law firms. We refer to revenues that NDeX derives from these sources collectively as “mortgage default processing service revenues.” Shareholders and/or principal attorneys of our law firm customers, including David A. Trott, chairman and chief executive officer of NDeX, are executive management employees of NDeX.
For the three and nine months ended September 30, 2010, we received for processing approximately 99,700 and 282,000 mortgage default case files, respectively, of which approximately 7,000 and 22,400, respectively, were received for processing by our NDeX operations in Florida which we acquired from the Albertelli sellers in October 2009 (compared to approximately 4,800 and 11,400 files, respectively, during the three and nine month periods ended September 30, 2009, when these operations were under previous ownership). For both the three and nine months ended September 30, 2010, our mortgage default processing service revenues accounted for 53% of our total revenues and 73% of our Professional Services Division revenues. Trott & Trott and the Barrett law firm together continued to comprise approximately 70% of our total mortgage default processing services revenues during the three and nine months ended September 30, 2010. We recognize mortgage default processing service revenues on a proportional basis over the period during which the services are provided, the calculation of which requires management to make estimates. For more information regarding how we recognize revenue, please see “Critical Accounting Policies and Estimates — Revenue Recognition” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.

NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which we do business, as well as the type of files we process (e.g., foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. Although the services agreements with our law firm customers contemplate the review and possible revision of the fees for the services we provide, price increases have not historically affected our mortgage default processing services revenues materially. In some cases, our services agreements adjust the fee paid to us for the files we process on an annual basis pursuant to an agreed-upon consumer price index. In other cases, our services agreements require us to agree with our law firm customer regarding the terms and amount of any fee increase. You should refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues” in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010 for more information about the conditions when the fixed fee per file we charge our law firm customers may change.
Deferred revenue includes payments for mortgage default processing services collected in advance that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At September 30, 2010, we had such deferred revenue on our balance sheet in the amount of $13.8 million.
Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For both the three and nine months ended September 30, 2010, our litigation support services revenues accounted for 19% of our total revenues and 27% of our Professional Services Division revenues. We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court.
DiscoverReady provides its services to major United States companies and their counsel and assists them in document reviews and helping them manage the discovery process. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady also provides related technology management services. DiscoverReady bills its customers primarily based upon the number of documents reviewed and the amount of data or other information it processes in connection with those reviews. Accordingly, our discovery management and document review services revenues are largely determined by the volume of data we review. For the three and nine months ended September 30, 2010, our discovery management and document review services revenues accounted for approximately 14% of our total revenues for both periods, 72% and 75%, respectively, of our litigation support services segment revenues, and 19% and 20%, respectively, of our total Professional Services Division. During both the three and nine months ended September 30, 2010, DiscoverReady’s top two customers, both of whom are in the financial services industry, continued to account for more than 80%, in the aggregate, of DiscoverReady’s total revenues.
Counsel Press assists law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the three and nine months ended September 30, 2010, our appellate services revenues accounted for 5% of our total revenues for both periods, 28% and 25%, respectively, of our litigation support services revenues, and 7% of our total Professional Services Division revenues for both periods.

Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. For the three and nine months ended September 30, 2010, our display and classified advertising revenues accounted for 8% of our total revenues for both periods and 27% and 28%, respectively, of our Business Information Division revenues. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.
We publish more than 300 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other business entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. For the three and nine months ended September 30, 2010, our public notice revenues accounted for 16% of our total revenues for both periods, and 56% and 55%, respectively, of our Business Information Division revenues. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which can be affected by the number of residential mortgage foreclosures in the markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In many of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
We sell our business information products primarily through subscriptions, including our new Fed News products. For both the three and nine months ended September 30, 2010, our circulation and other revenues, which consist primarily of subscriptions, single-copy sales, and transcriptions and translations, accounted for 5% of our total revenues and 17% of our Business Information Division revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At September 30, 2010, we had a balance in deferred revenue of $6.8 million related to subscriptions. Circulation and other revenues are driven primarily by the number of copies sold and the subscription rates charged to customers.
Operating Expenses
Our operating expenses consist of the following:
•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for the processing staff at NDeX, DiscoverReady, and Counsel Press and our editorial personnel in our Business Information Division, production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and delivery of our business information products, and file-specific data services and technology fees in connection with our California and Nevada foreclosure files;
•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing related expenses and other office-related payments;
•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from one to thirty years; and
•	Amortization expense, which represents the cost of finite-life intangible assets acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from two to thirty years.

Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may continue to shift between fiscal periods as Professional Services revenues continue to grow at a faster pace than Business Information revenues.
Equity in Earnings of Affiliates
We own 35.0% of the membership interests in DLNP, the publisher of The Detroit Legal News and ten other publications. We account for our investment in DLNP using the equity method. For the three months ended September 30, 2010 and 2009, our percentage share of DLNP’s earnings was $1.2 million and $0.9 million, respectively, which we recognized as operating income. This is net of amortization of $0.4 million for both periods. For both the nine months ended September 30, 2010 and 2009, our percentage share of DLNP’s earnings was $3.7 million, which we recognized as operating income. This is net of amortization of $1.1 million for both periods. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flows Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
Other equity method investments resulted in equity loss in earnings of such affiliates of zero and $0.2 million for the three and nine months ended September 30, 2010 and 2009, respectively.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest at September 30, 2010 consisted of a 6.2% noncontrolling interest in NDeX held by the sellers of Barrett-NDEx or their transferees (as a group) and a 14.7% noncontrolling interest in DiscoverReady held by DR Holdco LLC. During the first quarter of 2010, the noncontrolling interest in NDeX decreased to 6.2% as a result of our acquisition of the 2.4% interest in NDeX held by the Trott sellers and the redemption of the 1.7% interest held by Feiwell & Hannoy. See “Recent Developments—Increase in our Ownership in NDeX” above, for information regarding these two transactions. Additionally, during the second quarter of 2010, the noncontrolling interest in DiscoverReady decreased to 14.7% as a result of our repurchase of 0.3% of the equity interest in DiscoverReady from DR Holdco. This repurchase was in connection with the expiration of the employment agreement of the former CFO of DiscoverReady in April 2010. See “Recent Acquisitions—DiscoverReady” above for information pertaining to this transaction.
Under the terms of the NDeX operating agreement, each month we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. We paid the following distributions during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010 *	2009
Trott sellers	$—	$414	$114	$1,562
Feiwell & Hannoy	—	93	48	350
Sellers of Barrett-NDEx or their transferees (as a group)	4	327	376	1,233

Total	$4	$834	$538	$3,145

*	We pay cash distributions in arrears, so a portion of the amount set forth as paid to the Trott sellers, as well as a portion of the amounts paid to Feiwell & Hannoy and the sellers of Barrett-NDEx, for the nine months ended September 30, 2010, reflect distributions related to 2009.
We expect that cash distributions paid to the holders of our noncontrolling interests in NDeX will continue to decrease during 2010, when compared to 2009, because noncontrolling interest in NDeX has decreased from 15.3% (for most of 2009), to 6.2% at September 30, 2010.
There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly distributions to pay tax liabilities to DR Holdco, the minority member of DiscoverReady. During the three and nine months ended September 30, 2010, we made such distributions of $0.3 million and $0.8 million, respectively, to DR Holdco.

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
We are required to record the redeemable noncontrolling interests (“NCI”) in NDeX and DiscoverReady to their redemption amounts at each reporting period. The NDeX NCI is adjusted to the estimated redemption amount at each reporting period based on the formula as discussed above. The DiscoverReady NCI is adjusted to fair value each period using a market approach. During the three and nine months ended September 30, 2010, the adjustments recorded to the NCI for NDeX were $0.4 million ($0.3 million net of tax) and $(1.4) million (($0.8) million net of tax), respectively, and the adjustments recorded to the NCI for DiscoverReady were $2.6 million ($1.6 million net of tax) and $7.8 million ($4.8 million net of tax). Please see our unaudited condensed consolidated statements of stockholders’ equity and comprehensive income, as well as Note 1 to our unaudited condensed consolidated interim financial statements, included in this report on Form 10-Q for further information regarding accounting for noncontrolling interests and its implications to our financial statements.
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

RESULTS OF OPERATIONS
The following tables set forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended September 30,
		% of		% of
	2010	Revenues	2009	Revenues
Revenues:
Professional Services	$56,337	71.8%	$39,996	64.2%
Business Information	22,122	28.2%	22,348	35.8%

Total revenues	78,459	100.0%	62,344	100.0%

Operating expenses:
Professional Services	43,034	54.8%	30,753	49.3%
Business Information	17,394	22.2%	17,044	27.3%
Unallocated corporate operating expenses	2,743	3.5%	3,806	6.1%

Total operating expenses	63,171	80.5%	51,603	82.8%
Equity in earnings of affiliates	1,142	1.5%	731	1.2%

Operating income	16,430	20.9%	11,472	18.4%
Interest expense, net	(1,589)	(2.0)%	(1,607)	(2.6)%
Non-cash interest income related to interest rate swaps	228	0.3%	205	0.3%
Other income, net	197	0.3%	23	—

Income before income taxes	15,266	19.5%	10,093	16.2%
Income tax expense	(5,545)	(7.1)%	(3,529)	(5.7)%

Net income	9,721	12.4%	6,564	10.5%
Less: Net income attributable to redeemable noncontrolling interest	681	0.9%	694	1.1%

Net income attributable to The Dolan Company	$9,040	11.5%	$5,870	9.4%

Net income attributable to The Dolan Company per share — basic and diluted	$0.30		$0.20
Increase in redeemable noncontrolling interest in NDeX	(0.01)		(0.02)

Net income attributable to The Dolan Company common stockholders per diluted share — basic and diluted	$0.29		$0.18

Weighted average shares outstanding:
Basic	30,175		29,843
Diluted	30,317		29,932

	Nine Months Ended September 30,
		% of		% of
	2010	Revenues	2009	Revenues
Revenues:
Professional Services	$168,817	71.9%	$126,322	65.3%
Business Information	65,829	28.1%	66,998	34.7%

Total revenues	234,646	100.0%	193,320	100.0%

Operating expenses:
Professional Services	127,869	54.5%	93,379	48.3%
Business Information	52,705	22.5%	51,481	26.6%
Unallocated corporate operating expenses	7,440	3.2%	9,690	5.0%

Total operating expenses	188,014	80.1%	154,550	79.9%
Equity in earnings of affiliates	3,654	1.6%	3,461	1.8%

Operating income	50,286	21.4%	42,231	21.8%
Interest expense, net	(4,939)	(2.1)%	(5,305)	(2.7)%
Non-cash interest income related to interest rate swaps	893	0.4%	735	0.4%
Other income, net	197	0.1%	1,469	0.8%

Income before income taxes	46,437	19.8%	39,130	20.2%
Income tax expense	(17,208)	(7.3)%	(13,207)	(6.8)%

Net income	29,229	12.5%	25,923	13.4%
Less: Net income attributable to redeemable noncontrolling interest	2,400	1.0%	3,200	1.7%

Net income attributable to The Dolan Company	$26,829	11.4%	$22,723	11.8%

Net income attributable to The Dolan Company per share — basic and diluted	$0.89		$0.76
(Increase) decrease in redeemable noncontrolling interest in NDeX	0.03		(0.26)

Net income attributable to The Dolan Company common stockholders per diluted share — basic and diluted	$0.92		$0.50

Weighted average shares outstanding:
Basic	30,140		29,822
Diluted	30,297		29,908

Three Months Ended September 30, 2010
Compared to Three Months Ended September 30, 2009
Revenues

	Three Months Ended September 30,
	2010	2009	Increase
	(in millions)
Total revenues	$78.5	$62.3	$16.1	25.8%
Our total revenues increased primarily as a result of an $11.1 million increase in our litigation support services revenues, and a $5.3 million increase in our mortgage default processing services revenue. The litigation support services revenue growth was driven by our DiscoverReady business which we acquired in November 2009. These operations generated $10.9 million in revenues during the three months ended September 30, 2010 (for this period in 2009, under previous ownership and thus not reflected in our operating results for the three months ended September 30, 2009, these operations generated $5.3 million in revenues). The increase in mortgage default processing services revenues was driven primarily by an increase of 16,400 in the number of files received for processing as discussed below. In addition to the $2.6 million revenue increase in the existing NDeX business, which was driven by an increase of 9,400 files received for processing, our NDeX operations in Florida which we acquired in October 2009 generated $2.7 million in revenues, and received approximately 7,000 files for processing during the three months ended September 30, 2010 (for the same period in 2009, under previous ownership, these operations received approximately 4,800 files). Revenues in our Business Information Division were down $0.2 million for the three months ended September 30, 2010 when compared to the same period in 2009. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.
We derived 71.8% and 64.2% of our total revenues from our Professional Services Division and 28.2% and 35.8% of our total revenues from our Business Information Division for the three months ended September 30, 2010 and 2009, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 52.5% and 57.7% of our total revenues for the three months ended September 30, 2010 and 2009, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 19.3% and 6.5% of our total revenues for the three months ended September 30, 2010 and 2009, respectively. This change in mix resulted primarily from the DiscoverReady acquisition in the fourth quarter of 2009, as well as general economic conditions in the markets our business information products serve. During the fourth quarter of 2010, we expect that total revenues in our Professional Services division will continue to increase year-over-year and as a percentage of our total revenues, particularly those revenues in our litigation support services segment as a result of the acquisition of DiscoverReady in the fourth quarter of 2009.
Operating Expenses

	Three Months Ended September 30,
	2010	2009	Increase
	(in millions)
Total operating expenses	$63.2	$51.6	$11.6	22.4%
Direct operating expenses	30.0	22.5	7.5	33.4%
Selling, general and administrative expenses	26.8	22.9	3.8	16.8%
Depreciation expense	2.4	2.3	0.1	6.6%
Amortization expense	4.0	3.9	0.1	1.5%

Total operating expenses as a percentage of total revenues decreased from 82.8% for the three months ended September 30, 2009 to 80.5% for the three months ended September 30, 2010, largely as a result of a decrease in corporate costs as discussed below.
Direct Operating Expenses. The increase in direct operating expenses consisted of a $7.2 million increase in our Professional Services Division and a $0.3 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 38.3% for the third quarter of 2010, from 36.1% for the same period in 2009.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $4.7 million increase in our Professional Services Division and a $0.2 million increase in our Business Information Division, both of which are discussed below. These increases were partially offset by a $1.0 million decrease in costs from our corporate operations that resulted from a decrease in corporate medical insurance costs, as well as $0.3 million in severance expense that was recorded in the third quarter of 2009 in connection with the elimination of an executive officer position. Selling, general and administrative expense as a percentage of revenue decreased to 34.1% for the three months ended September 30, 2010 from 36.7% for the same period in 2009.
Depreciation and Amortization Expense. Our depreciation expense increased primarily as a result of the finalization of the purchase price accounting late in the third quarter of 2009 recorded in connection with the Barrett-NDEx acquisition. The finalization of the purchase price accounting resulted in a higher allocation to depreciable software. Our amortization expense increased primarily because of the acquisitions of DiscoverReady and NDeX’s Florida operations. This increase was partially offset by the finalization of the purchase price allocation late in the third quarter of 2009 of the intangible assets associated with the Barrett-NDEx acquisition which resulted in a reduction to amortizable intangible assets, and, therefore, a reduction in amortization expense.
Interest Expense, Net

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total interest expense, net	$1.6	$1.6	$—	(1.1)%
Interest on bank credit facility	0.9	1.1	(0.2)	(22.0)%
Cash interest expense on interest rate swaps	0.6	0.4	0.1	25.1%
Amortization of deferred financing fees	0.1	0.1	—	34.4%
Other	0.1	—	0.1	Not meaningful
Interest expense related to our bank credit facility decreased $0.2 million for the three months ended September 30, 2010. Average outstanding borrowings on our credit facility were $137.2 million for the three months ended September 30, 2010, compared to $149.1 million for the same period in 2009. Additionally, our weighted average interest rate on these borrowings was lower (2.3% at September 30, 2010 as compared to 2.4% at September 30, 2009), resulting in lower interest expense. Cash interest incurred on our interest rate swaps increased primarily as a result of the increase in the notional amount of our swaps, and, to a lesser extent, interest rate changes.
Non-Cash Interest Income Related to Interest Rate Swaps

	Three Months Ended September 30,
	2010	2009	Increase
	(in millions)
Non-cash interest income related to interest rate swaps	$0.2	$0.2	$—	11.2%
Non-cash interest related to interest rate swaps, for which we do not apply hedge accounting, remained relatively constant for the three months ended September 30, 2010, as compared to the same period in 2009. The estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet was a liability of $3.4 million and $1.9 million, respectively, at September 30, 2010 and 2009.

Other Income

	Three Months Ended September 30,
	2010	2009	Increase
	(in millions)
Other income, net	$0.2	$—	$0.2	—
The $0.2 million other income in 2010 relates to the receipt of escrow funds related to the 2009 sale of our investment in GovDelivery, Inc. For the same period in the prior year, there were no items of other income.
Income Tax Expense

	Three Months Ended September 30,
	2010	2009	Increase
	(in millions)
Income tax expense	$5.5	$3.5	$2.0	57.1%
The provision for income taxes for the three months ended September 30, 2010 and 2009 was 36.3% and 35.0% of income before income taxes, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our overall effective tax rate in the third quarter of 2010 compared to the third quarter of 2009 can be attributed to higher state income taxes and smaller net impact from income attributable to noncontrolling interests due to our increased ownership in NDeX at the end of 2009 and in the first quarter of 2010. We expect an annual effective tax rate for 2010 of 37.2% before the impact of any discrete items.
Professional Services Division Results
Revenues

	Three Months Ended September 30,
	2010	2009	Increase
	(in millions)
Total revenues	$56.3	$40.0	$16.3	40.9%
Mortgage default processing services revenues	41.2	35.9	5.3	14.6%
Litigation support services revenues	15.1	4.0	11.1	Not meaningful
Our revenues increased primarily as a result of increased revenues in our litigation support services segment, driven by our DiscoverReady business which we acquired in November 2009. DiscoverReady generated $10.9 million in revenues during the three months ended September 30, 2010 (for this period in 2009, under previous ownership and thus not reflected in our operating results for the three months ended September 30, 2009, these operations generated $5.3 million in revenues). The increase in DiscoverReady’s revenues resulted primarily from increased volume from its top two customers, both of whom are in the financial services industry. Counsel Press’ revenues, another component of the litigation support services segment, grew 3.5% year-over-year on higher file volumes. The increase in mortgage default processing services revenues was due, in part, to file volume growth from our existing customers, some of which was driven by state legislative changes that went into effect in July 2009 that decreased the number of files received for processing in 2009 in some locations as discussed below. Additionally, market share gains in some of our locations contributed to the growth. The $2.6 million revenue increase in the existing NDeX business, or 7.0%, was matched by the $2.7 million in revenues generated by our NDeX operations in Florida which we acquired in October 2009, which received approximately 7,000 files for processing during the three months ended September 30, 2010 (for the same period in 2009, under previous ownership, these operations received approximately 4,800 files for processing).
For the three months ended September 30, 2010, we received for processing approximately 99,700 mortgage default case files from our customers, compared to approximately 83,300 mortgage default case files for the three months ended September 30, 2009. Excluding the 7,000 files received by our operations in Florida in the third quarter of 2010 (which we did not own in the third quarter of 2009), the file volume from our existing NDeX business increased year-over-year by 11.3%. When the third quarter of 2010 is compared to the second quarter of 2010, NDeX’s file volumes increased 15.1%, and NDeX’s revenues increased $1.5 million, or 3.8%.

The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 70.2% and 77.1%, of our mortgage default processing services revenues during the three months ended September 30, 2010 and 2009, respectively. Together they accounted for 51.3% and 69.3% of our Professional Services Division revenues during the three months ended September 30, 2010 and 2009, respectively. The top two customers in our litigation support services segment together accounted for 58.8% of litigation support services revenues (a decrease of nearly 700 basis points from the second quarter of 2010) and 15.8% of Professional Services Division revenues (a decrease of nearly 400 basis points from the second quarter of 2010) for the three months ended September 30, 2010.
Operating Expenses — Mortgage Default Processing Services

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total operating expenses	$31.6	$27.7	$3.9	14.1%
Direct operating expenses	17.4	14.7	2.7	18.5%
Selling, general and administrative expenses	10.1	8.7	1.4	16.1%
Depreciation expense	1.6	1.5	0.1	8.1%
Amortization expense	2.5	2.8	(0.3)	(11.3)%
Total operating expenses in this segment increased largely as a result of the operating costs of our NDeX operations in Florida acquired in October 2009. This accounted for $1.8 million of the increase in direct operating expenses, and $1.0 million of the increase in selling, general, and administrative expenses. Of the $1.0 million of selling, general and administrative expenses from the Florida operations, $0.3 million is attributable to the fair value adjustment related to the earnout liability recorded in connection with this acquisition (as discussed in “Recent Acquisitions” above). Direct operating expenses in our existing businesses increased $0.9 million over the three months ended September 30, 2009, resulting from increased personnel and other processing costs incurred due to increased file volumes in the third quarter of 2010. Selling, general and administrative expenses in our existing businesses increased approximately $0.4 million from the third quarter of 2009 primarily due to increased personnel costs.
Amortization expense decreased primarily because of the finalization of the purchase price allocation made late in the third quarter of 2009 of the intangible assets associated with the Barrett-NDEx acquisition, which resulted in a reduction to amortizable intangible assets, and therefore a reduction in amortization expense. Partially offsetting this decrease was an increase in amortization expense of $0.2 million as a result of the amortizable intangible assets from our Florida operations acquired in October 2009. Depreciation expense increased as a result of the finalization of the purchase price allocation of Barrett-NDEx (as discussed above), which resulted in a higher amount of depreciable software.
Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues decreased to 76.8% for the three months ended September 30, 2010, from 77.1% for the three months ended September 30, 2009.
Operating Expenses — Litigation Support Services

	Three Months Ended September 30,
	2010	2009	Increase
	(in millions)
Total operating expenses	$11.4	$3.0	$8.4
Direct operating expenses	5.4	0.9	4.5
Selling, general and administrative expenses	5.1	1.8	3.3
Depreciation expense	0.2	—	0.1
Amortization expense	0.7	0.3	0.4

The operating expenses in our litigation support services segment increased as a result of the DiscoverReady acquisition in November 2009. As a result of this acquisition, we expect to see a change in the mix of direct and selling, general and administrative expenses, with direct expenses becoming a higher percentage of the total due to DiscoverReady’s processing costs. Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 75.3% for the three months ended September 30, 2010 from 74.8% for the three months ended September 30, 2009.
Business Information Division Results
Revenues

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total Business Information Division Revenues	$22.1	$22.3	$(0.2)	(1.0)%
Display and classified advertising revenues	6.0	6.6	(0.6)	(9.1)%
Public notice revenues	12.4	12.3	0.1	0.7%
Circulation and other revenues	3.8	3.5	0.3	8.1%
Our business information revenues decreased primarily due to a decrease in display and classified advertising revenues, resulting from an approximate 18% decrease in the number of ads placed in our publications. We believe the decrease in ad counts was driven by the continued struggling economy in several of the markets we serve, and continued apprehension on the part of our customers to return their marketing dollars to previous spending levels. The decrease in display and classified advertising revenues was partially offset by increases in public notice and circulation and other revenues, resulting primarily from the acquisition of Fed News in August 2010. Because of a foreclosure mediation bill which took effect in Baltimore, Maryland on July 1, 2010, we expect a slowdown in foreclosure notices in Baltimore in the fourth quarter of 2010, resulting in reduced revenues. We further believe that this slowdown will be temporary, and that substantially all revenues from such delayed notices will be recovered in future periods.
The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for over 10% of our Business Information Division revenues for the three months ended September 30, 2010 and 2009. Together these three markets accounted for approximately 43% and 38% of Business Information Division revenues for the three months ended September 30, 2010 and 2009, respectively.
Operating Expenses

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total operating expenses	$17.4	$17.0	$0.4	2.1%
Direct operating expenses	7.2	7.0	0.3	4.0%
Selling, general and administrative expenses	8.9	8.8	0.2	2.0%
Depreciation expense	0.5	0.5	—	(9.5)%
Amortization expense	0.8	0.8	(0.1)	(6.3)%
Operating expenses increased primarily as a result of an increase in costs associated with the acquisition of Fed News.
Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 78.6% for the three months ended September 30, 2010 from 76.3% for the three months ended September 30, 2009 due to a small increase in expenses on slightly declining revenues.
Nine Months Ended September 30, 2010
Compared to Nine Months Ended September 30, 2009
Revenues

	Nine Months Ended September 30,
	2010	2009	Increase
	(in millions)
Total revenues	$234.6	$193.3	$41.3	21.4%

For the nine months ended September 30, 2010, our total revenues increased primarily as a result of increased revenues in our litigation support services segment, driven by our DiscoverReady business which we acquired in November 2009. These operations generated $34.0 million in revenues during the nine months ended September 30, 2010 (for the same period in 2009, under previous ownership and thus not reflected in our operating results for the nine months ended September 30, 2009, these operations generated $16.2 million in revenues). An increase in our mortgage default processing services revenue of $8.2 million was driven primarily by our NDeX operations in Florida which we acquired in October 2009. These operations generated $8.8 million in revenues, having received approximately 22,400 files for processing during the nine months ended September 30, 2010 (for the same period in 2009, under previous ownership, these operations received approximately 11,400 files). Revenues in our Business Information Division declined $1.2 million for the nine months ended September 30, 2010 when compared to the same period in 2009. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.
We derived 71.9% and 65.3% of our total revenues from our Professional Services Division and 28.1% and 34.7% of our total revenues from our Business Information Division for the nine months ended September 30, 2010 and 2009, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 52.6% and 59.6% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 19.4% and 5.8% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. This change in mix resulted primarily from our NDeX operations in Florida, and the DiscoverReady acquisition, both of which were acquired in the fourth quarter of 2009, as well as general economic conditions in the markets our business information products serve.
Operating Expenses

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total operating expenses	$188.0	$154.6	$33.5	21.7%
Direct operating expenses	90.6	68.5	22.1	32.2%
Selling, general and administrative expenses	77.6	66.1	11.5	17.4%
Depreciation expense	7.9	6.7	1.1	16.8%
Amortization expense	11.9	13.2	(1.3)	(9.6)%
Total operating expenses as a percentage of total revenues increased slightly from 79.9% for the nine months ended September 30, 2009 to 80.1% for the nine months ended September 30, 2010.
Direct Operating Expenses. The increase in direct operating expenses consisted of a $22.1 million increase in our Professional Services Division and a $0.1 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 38.6% as of September 30, 2010 from 35.4% for the same period in 2009.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $12.1 million increase in our Professional Services Division and a $1.5 million increase in our Business Information Division, both of which are discussed below. These increases were partially offset by a $2.1 million decrease in costs from our corporate operations, which was the result of a decrease in corporate medical insurance costs, as well as the $0.3 million severance expense recorded in the third quarter of 2009 in connection with the elimination of an executive officer position. Selling, general and administrative expense as a percentage of revenue decreased slightly to 33.1% as of September 30, 2010, compared to 34.2% as of September 30, 2009.
Depreciation and Amortization Expense. Our depreciation expense increased primarily as a result of the finalization of the purchase price accounting late in the third quarter of 2009 recorded in connection with the Barrett-NDEx acquisition, which resulted in a higher allocation to depreciable software. Our amortization expense decreased primarily because of the additional $0.9 million of amortization expense recorded in the first quarter of 2009 associated with the non-compete intangible asset attributable to Michael Barrett, a senior officer at Barrett-NDEx, which was fully amortized in the first quarter of 2009 as a result of his death in January 2009. Additionally, the finalization of the purchase price allocation late in the third quarter of 2009 of the intangible assets associated with the Barrett-NDEx acquisition resulted in a reduction to amortizable intangible assets, and, therefore, a reduction in amortization expense. Partially offsetting these decreases was an increase in amortization expense of $1.3 million as a result of the DiscoverReady acquisition, and a $0.5 million increase as a result of NDeX’s Florida operations.

Interest Expense, Net

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total interest expense, net	$4.9	$5.3	$(0.4)	(6.9)%
Interest on bank credit facility	2.6	4.0	(1.4)	(34.3)%
Cash interest expense on interest rate swaps	1.9	1.2	0.7	58.4%
Amortization of deferred financing fees	0.2	0.2	0.1	34.3%
Other	0.2	(0.1)	0.3	Not meaningful
Interest expense related to our bank credit facility decreased $1.4 million for the nine months ended September 30, 2010. Our average outstanding borrowings on our credit facility were $143.1 million for the nine months ended September 30, 2010, compared to $151.6 million for the same period in 2009. Additionally, through the first nine months of 2010, our weighted average interest rate on these borrowings has been less than 2.5%, while in the same period in 2009, the rate ranged from 2.4% to 3.8%. Our weighted average interest rate on these borrowings was 2.3% at September 30, 2010, as compared to 2.4% at September 30, 2009. Cash interest incurred on our interest rate swaps increased primarily as a result of an increase in the notional amount of our swaps, and, to a lesser extent, interest rate changes.
Non-Cash Interest Income Related to Interest Rate Swaps

	Nine Months Ended September 30,
	2010	2009	Increase
	(in millions)
Non-cash interest income related to interest rate swaps	$0.9	$0.7	$0.2	21.5%
Non-cash interest income related to interest rate swaps, for which we do not apply hedge accounting, increased $0.2 million for the nine months ended September 30, 2010, as compared to the same period in 2009. The estimated fair value of our fixed rate interest rate swaps recorded on our balance sheet was a liability of $3.4 million and $1.9 million, respectively, at September 30, 2010 and 2009.
Other Income

	Nine Months Ended September 30,
	2010	2009	Decrease
	(in millions)
Other income, net	$0.2	$1.5	$(1.3)	(86.6)%
Other income decreased $1.3 million for the nine months ended September 30, 2010. The $0.2 million other income in 2010 relates to the receipt of escrow funds related to the 2009 sale of our investment in GovDelivery, Inc. In the first quarter of 2009, we recorded a $1.4 million net gain recorded in connection with the receipt of insurance proceeds on the company-owned life insurance of Michael C. Barrett, a senior officer of Barrett-NDEx, who passed away in January 2009.
Income Tax Expense

	Nine Months Ended September 30,
	2010	2009	Increase
	(in millions)
Income tax expense	$17.2	$13.2	$4.0	30.3%
The provision for income taxes for the nine months ended September 30, 2010 and 2009 was 37.1% and 33.8% of income before income taxes, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The increase in our effective tax rate year over year was due to an increase in state income tax expense and a smaller net impact from income attributable to noncontrolling interests which is not subject to federal income tax. We expect an annual effective tax rate for 2010 of 37.2% before the impact of any discrete items.
Professional Services Division Results
Revenues

	Nine Months Ended September 30,
	2010	2009	Increase
	(in millions)
Total revenues	$168.8	$126.3	$42.5	33.6%
Mortgage default processing services revenues	123.3	115.2	8.2	7.1%
Litigation support services revenues	45.5	11.1	34.3	Not meaningful
Our Professional Services revenues increased primarily as a result of increased revenues in our litigation support services segment, driven by our DiscoverReady business which we acquired in November 2009. These operations generated $34.0 million in revenues during the nine months ended September 30, 2010 (for the same period in 2009, under previous ownership and thus not reflected in our operating results for the nine months ended September 30, 2009, these operations generated $16.2 million in revenues). The increase in DiscoverReady’s revenues resulted primarily from increased volume from its top two customers, both of whom are in the financial services industry. Counsel Press’ revenues, another component of the litigation support services segment, grew 3.3% year-over-year on higher file volumes. The increase in mortgage default processing services revenues was driven primarily by our NDeX operations in Florida which we acquired in October 2009. These operations generated $8.8 million in revenues, receiving approximately 22,400 files for processing, during the nine months ended September 30, 2010 (for the same period in 2009, under previous ownership, these operations received approximately 11,400 files for processing).
For the nine months ended September 30, 2010, we received for processing approximately 282,000 mortgage default case files from our customers, compared to approximately 267,500 mortgage default case files for the nine months ended September 30, 2009. Excluding the 22,400 files received by our operations in Florida during the nine months ended September 30, 2010 (which we did not own during the nine months ended September 30, 2009), the file volume from our existing NDeX business decreased year-over-year by 2.9%, with some of our geographic locations experiencing growth, while others saw volume decreases. We believe these decreases in volume are due, in part, to efforts on the part of participating mortgage servicers to comply with the Home Affordable Modification Program (HAMP) effective March 4, 2009, and the supplemental directives that have become effective subsequent to that date. We continue to believe that these programs will not be effective in permanently modifying the large number of delinquent loans, which constitute the pipeline for foreclosure referrals.
The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 70.4% and 72.9%, of our mortgage default processing services revenues during the nine months ended September 30, 2010 and 2009, respectively. Together they accounted for 51.5% and 66.5% of our Professional Services Division revenues during the nine months ended September 30, 2010 and 2009, respectively. The top two customers in our litigation support services segment together accounted for nearly 61.9% of litigation support services revenues and 16.7% of Professional Services Division revenues for the nine months ended September 30, 2010.
Operating Expenses — Mortgage Default Processing Services

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total operating expenses	$94.1	$84.4	$9.7	11.5%
Direct operating expenses	51.2	44.2	7.0	15.9%
Selling, general and administrative expenses	29.9	25.9	4.0	15.5%
Depreciation expense	5.5	4.4	1.1	24.2%
Amortization expense	7.5	9.9	(2.4)	(24.2)%

Total operating expenses in this segment increased largely as a result of the operating costs of our NDeX operations in Florida acquired in October 2009. These operations accounted for $4.9 million of the increase in direct operating expenses, and $3.1 million of the increase in selling, general, and administrative expenses. Of the $3.1 million of selling, general and administrative expenses from the Florida operations, $0.9 million is attributable to the fair value adjustment related to the earnout liability recorded in connection with this acquisition (as discussed in “Recent Acquisitions” above). Direct operating expenses in our existing businesses increased $2.1 million over the nine months ended September 30, 2009, resulting from increased personnel and other processing costs incurred due to new legislation implemented in Michigan in the third quarter of 2009, which added additional steps to the foreclosure process and thus additional costs, as well as additional personnel costs in the states where we experienced year-over-year file growth. Selling, general and administrative expenses in our existing businesses increased over the first nine months of 2009 primarily due to an increase of $0.5 million in personnel costs and health insurance costs.
Amortization expense decreased primarily because of the additional $0.9 million of amortization expense recorded in the first nine months of 2009 associated with the non-compete intangible asset attributable to Michael Barrett, a senior officer at Barrett-NDEx, which was fully amortized in the first quarter of 2009 as a result of his death in January 2009. Additionally, the finalization of the purchase price allocation made late in the third quarter of 2009 of the intangible assets associated with the Barrett-NDEx acquisition resulted in a reduction to amortizable intangible assets, and therefore a reduction in amortization expense. Partially offsetting these decreases was an increase in amortization expense of $0.5 million as a result of the amortizable intangible assets from our Florida operations acquired in October 2009. Depreciation expense increased as a result of the finalization of the purchase price allocation of Barrett-NDEx (as discussed above), which resulted in a higher amount of depreciable software.
Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 76.3% for the nine months ended September 30, 2010, from 73.3% for the nine months ended September 30, 2009. This increase resulted primarily from increased personnel costs.
Operating Expenses — Litigation Support Services

	Nine Months Ended September 30,
	2010	2009	Increase
	(in millions)
Total operating expenses	$33.7	$9.0	$24.8
Direct operating expenses	17.7	2.5	15.1
Selling, general and administrative expenses	13.5	5.5	8.1
Depreciation expense	0.4	0.1	0.3
Amortization expense	2.1	0.9	1.3
The operating expenses in our litigation support services segment increased as a result of the DiscoverReady acquisition in November 2009. Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues decreased to 74.2% for the nine months ended September 30, 2010 from 80.5% for the nine months ended September 30, 2009, which resulted from DiscoverReady’s higher margin revenues.
Business Information Division Results
Revenues

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total Business Information Division Revenues	$65.8	$67.0	$(1.2)	(1.7)%
Display and classified advertising revenues	18.5	20.2	(1.7)	(8.3)%
Public notice revenues	36.3	35.8	0.5	1.4%
Circulation and other revenues	11.0	11.0	—	0.2%
Our display and classified advertising revenues decreased primarily due to an approximate 15% decrease in the number of ads placed in our publications, which we believe was driven by the continued struggling economy in several of the markets we serve, and continued apprehension on the part of some of our customers to return their marketing spending to previous levels, as well as a decrease in the average price paid per classified and display ad across our publications. Partially offsetting these decreases was an increase in revenue from our events during the nine months ended September 30, 2010, as compared to the same period in 2009.

Our public notice revenues increased slightly despite a small overall decrease in the number of public notice ads. Most of this revenue increase was driven by the increased number of foreclosure notices placed in our Maryland publication, due in part to changes in public notice laws in Maryland in 2008, which resulted in lower revenues in the first quarter of 2009.
The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for over 10% of our Business Information Division revenues for the nine months ended September 30, 2010 and 2009. Together these three markets accounted for approximately 43% and 37% of Business Information Division revenues for the nine months ended September 30, 2010 and 2009, respectively.
Operating Expenses

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Total operating expenses	$52.7	$51.5	$1.2	2.4%
Direct operating expense	21.8	21.8	(0.1)	(0.3)%
Selling, general and administrative expenses	27.2	25.7	1.5	5.8%
Depreciation expense	1.4	1.5	(0.1)	(6.2)%
Amortization expense	2.3	2.4	(0.1)	(5.0)%
Direct operating expenses decreased primarily as a result of decreased production and distribution costs, which declined due to a reduction in the number of pages in our print publications, as well as negotiating contract price reductions with our primary printing vendors. This was partially offset by an increase in personnel and other operating costs associated with the acquisition of Fed News.
Selling, general and administrative expenses increased over last year primarily as a result of an approximate $0.7 million increase in personnel expenses, in part related to the acquisition of Fed News. Other increases included marketing expenses to promote our newspapers and circulation efforts as well as new product initiatives begun in the first quarter of 2010.
Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 80.1% for the nine months ended September 30, 2010 from 76.8% for the nine months ended September 30, 2009 because of a year-over-year decrease in display and classified advertising revenues, and increased selling, general and administrative expenses.
Off Balance Sheet Arrangements
We have not entered into any off balance sheet arrangements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of September 30, 2010 and December 31, 2009, as well as cash flows for the nine months ended September 30, 2010 and 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$9,572	$2,894
Working capital (deficit)	(5,028)	(21,067)
Long-term debt, less current portion	119,986	137,960

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$44,022	$32,104
Net cash used in investing activities:
Acquisitions and investments	(2,587)	(2,441)
Capital expenditures	(6,011)	(2,584)
Net cash used in financing activities	(28,943)	(8,995)
Cash Flows Provided by Operating Activities
The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
Net cash provided by operating activities for the nine months ended September 30, 2010, increased $11.9 million, or 37.1%, to $44.0 million from $32.1 million for the nine months ended September 30, 2009. This increase was largely attributable to favorable collections in our NDeX operations, particularly when compared to the first nine months of 2009, during which time we experienced a significant increase in accounts receivable due to increased sales and pass-through costs at NDeX.
Our allowance for doubtful accounts, allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding (DSO), as of September 30, 2010, December 31, 2009, and September 30, 2009 is set forth in the table below:

	September 30,	December 31,	September 30,
	2010	2009	2009
Allowance for doubtful accounts (in thousands)	$1,551	$1,113	$914
Allowance for doubtful accounts as a percentage of gross accounts receivable	2.2%	1.9%	1.7%
Day sales outstanding	84.4	68.5	79.4
Our allowance for doubtful accounts as a percentage of gross accounts receivable was relatively flat for each period shown.
We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. Our DSO increased from December 31, 2009, and September 30, 2009, due in part to longer collection cycles at DiscoverReady and also due to DiscoverReady’s overall growth as a larger part of our company. Additionally, at the end of 2009, two of NDeX’s customers prepaid a portion of their account balance that would have been due in January 2010, resulting in a lower year-end balance and thus a reduced DSO. Similar prepayments were not made at the end of September 30, 2010 or September 30, 2009.
We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $4.9 million and $4.2 million in the nine months ended September 30, 2010 and 2009, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.
Cash Flows Used in Investing Activities
Net cash used in investing activities increased $3.5 million to $8.4 million during the nine months ended September 30, 2010, from $4.9 million during the nine months ended September 30, 2009. In the first nine months of 2010 and 2009, cash used in investing activities was primarily in connection with capital expenditures for offices, equipment, and software. About 50% of our capital spending during the nine months ended September 30, 2010 was attributable to specific technology projects. In addition, approximately 11% was attributable to specific building and office related projects. We expect the costs for capital expenditures to be approximately 3.0% of our total revenues, on an aggregated basis, for the year ending December 31, 2010.
In the first nine months of 2010, we also used $2.6 million of cash in connection with acquisitions, most notably our $1.7 million acquisition of certain assets of Fed News.

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
Net cash used in financing activities increased $19.9 million to $28.9 million during the nine months ended September 30, 2010, from $9.0 million during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we entered into two unsecured notes payables in connection with the increases in our ownership interest in NDeX described below. During the nine months ended September 30, 2010, we made total payments on unsecured notes of $11.0 million. Additionally, the December 31, 2009 outstanding balance of $8.0 million on our revolver was paid off in the first nine months of 2010. Long-term debt, less current portion, decreased $18.0 million, or 13.0%, to $120.0 million as of September 30, 2010, from $138.0 million as of December 31, 2009.
On January 4, 2010, we entered into an unsecured note payable with the Trott sellers for an aggregate of $5.0 million, of which we have paid an aggregate $2.3 million as of the date of this report. We will pay the remaining balance in equal monthly installments through December 1, 2012, with interest accruing at a rate of 4.25% per annum. We entered this note in connection with our acquisition of the remaining 2.4% interest in NDeX the Trott sellers owned.
In connection with our redemption of Feiwell & Hannoy’s 1.7% interest in NDeX, we entered into an unsecured note payable with Feiwell & Hannoy for $3.5 million, of which we have paid $0.8 million as of the date of this report. We will pay the remaining balances in equal quarterly installments through December 3, 2012, with interest accruing at a rate of 5.25% per annum.
See “Recent Developments—Increase in our Ownership in NDeX” for more information on these two transactions.
Credit Agreement. At September 30, 2010, we had $133.7 million outstanding under our term loan, and no amount outstanding under our revolving line of credit and available capacity of approximately $40 million, after taking into account the senior leverage ratio requirements under the credit agreement. We expect to use the remaining availability under our credit agreement, if at all, for working capital and other general corporate purposes, including the financing of acquisitions.
At September 30, 2010, the weighted average interest rate on our senior term note was 2.3%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month, or (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At September 30, 2010, all of the interest on our senior note was based on LIBOR.
We are subject to certain restrictions and covenant ratio requirements relating to our financing arrangement, all of which were satisfied as of September 30, 2010.
Future Needs
We expect that cash flow from operations, supplemented by short-term and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and payments on our short-term and long-term debt and our capital expenditure requirements. However, our ability to generate sufficient cash flow in the future could be adversely impacted by the risks, uncertainties and factors described in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of September 30, 2010, we had two swap arrangements that convert $75.0 million of our variable rate term loan into a fixed rate obligation. These interest rate swap agreements terminate on March 31, 2011, and June 30, 2014. Under our bank credit facility, we are required to enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes. See Note 4 to the Unaudited Condensed Consolidated Interim Financial Statements included in this Form 10-Q for further information on these swap arrangements.
We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of September 30, 2010, we have designated only the interest rate swap agreement that terminates on June 30, 2014, for hedge accounting treatment. Accordingly, we record changes in the fair value of this swap agreement in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended. Conversely, we treat the fair value of the swap agreement that terminates on March 31, 2011, and does not qualify for hedge accounting treatment, as a component of interest income (expense) in our statement of operations for the period then ended.
For the three and nine months ended September 30, 2010 and September 30, 2009, we recognized interest income of $0.2 million and $0.7 million, respectively, related to the fair value of the interest rate swap agreement that does not qualify for hedge accounting. At September 30, 2010, we have $1.7 million (net of tax) included in other comprehensive loss related to the change in fair value of the interest rate swap agreement that terminates on June 30, 2014, and does qualify for hedge accounting. We did not record other comprehensive income for the three and nine months ended September 30, 2009, because we did not have an interest rate swap agreement in effect at the end of that period which qualified, and was designated, for hedge accounting treatment. At September 30, 2010 and 2009, the estimated fair value of our fixed interest rate swaps was a liability of $3.4 million and $1.9 million, respectively.
If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense, or the amount included in comprehensive income (loss), will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense, or the amount included in comprehensive income (loss), will decrease.
Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.4 million (pre-tax) and $0.6 million (pre-tax) for the nine months ended September 30, 2010 and 2009, respectively.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

THE DOLAN COMPANY
Dated: November 3, 2010	By:	/s/ James P. Dolan
James P. Dolan
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 3, 2010	By:	/s/ Vicki J. Duncomb
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