Form 10-K
period 2010-12-31
Dolan Co.
filed 2011-03-11
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the registrant’s non-affiliates owned shares of its common stock having an aggregate market value of $310,330,454.80 (based upon the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange).

On March 1, 2011, there were 30,487,537 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of our definitive proxy statement for our 2011 Annual Meeting of Stockholders, which we expect to file with the Securities Exchange Commission on or around April 4, 2011, but will file no later than 120 days after December 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “should,” “could,” “potential,” “goal,” “strategy” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors, including those described in “Risk Factors” in this annual report on Form 10-K, that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report on Form 10-K.

In this annual report on Form 10-K, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to The Dolan Company and its consolidated subsidiaries. During 2010, we changed our name from Dolan Media Company to The Dolan Company. We operate our majority-owned subsidiary, American Processing Company and its subsidiaries (collectively, “APC”), under the trade name, National Default Exchange or NDeX. Therefore, when we refer to “National Default Exchange” or “NDeX” in this annual report on Form 10-K, we mean all of our mortgage default processing operations in Michigan, Indiana and Minnesota and at Barrett-NDEx, as well as those acquired from the Albertelli Sellers in October 2009. When we refer to “Barrett-NDEx” in this annual report on Form 10-K, it means the mortgage default processing operations serving the Texas, California, Nevada and Georgia markets that NDeX acquired from National Default Exchange Management, Inc., National Default Exchange Holdings, LP, THP/Barrett-NDEx AIV, Corp. and THP/Barrett-NDEx AIV, LP on September 2, 2008. The term “Barrett Law Firm” refers to Barrett, Daffin, Frappier, Turner & Engel, LLP and its affiliates. When we refer to the “Albertelli Sellers” in this annual report on Form 10-K, it means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group. We also refer to James E. Albertelli, P.A. and The Albertelli Firm, P.C., together, as the “Albertelli Law Firm.” The term “Trott Sellers” in this annual report on Form 10-K means David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, each of whom we individually refer to as a “Trott Seller.”

PART I

Item 1.	Business

Overview

We are a leading provider of necessary professional services and business information to legal, financial, real estate and governmental affairs sectors in the United States. We serve our customers through two complementary operating divisions: our Professional Services Division and our Business Information Division. Our Professional Services Division is comprised of two operating segments: mortgage default processing services and litigation support services. Through our subsidiary, NDeX, we provide mortgage default processing services to eight law firm customers as well as directly to mortgage lenders and loan servicers for residential real estate located in California and Nevada. We currently provide these services for residential real estate located in California, Florida, Georgia, Indiana, Michigan, Minnesota, Nevada and Texas. Our subsidiaries DiscoverReady and Counsel Press comprise our litigation support services operating segment. DiscoverReady, which we acquired on November 2, 2009, provides outsourced discovery management and document review services to major United States and global companies and their law firms. Counsel Press provides appellate services to law firms and attorneys nationwide. Our Business Information Division, which comprises our business information segment, publishes business journals, court and commercial media and other highly focused information products and services, operates web sites and produces events for targeted professional audiences in 21 geographic markets across the United States. Our information is delivered through a variety of methods, including more than 60 print publications and more than 100 web sites. Through subscription-based offerings, our Business Information Division also offers transcription services and access to our legislative databases which provide federal and state legislative and regulatory information.

Our business model has multiple diversified revenue streams that allow us to generate revenues and cash flow throughout all phases of the economic cycle. This diversification allows us to maintain the flexibility to capitalize on growth opportunities. In addition, our balanced business model, together with our diverse geographic mix, produces stability by mitigating the effects of economic fluctuations. The following table shows the percentage of our total revenues generated by our products and services for the years ended December 31, 2010, 2009, and 2008.

	Percentage of Revenues
Revenue type	2010	2009	2008

Cyclical/non-cyclical revenues
Display and classified advertising revenues	8.5%	10.5%	17.7%
Public notice revenues	4.8%	6.1%	7.4%
Subscription and other revenues	5.1%	5.5%	8.1%
Litigation support services segment revenues	18.9%	8.0%	7.9%

Total cyclical/non-cyclical revenues	37.3%	30.1%	41.1%
Countercyclical revenues
Mortgage default processing services segment revenues	52.8%	57.6%	44.5%
Public notice revenues	9.9%	12.3%	14.6%

Total countercyclical revenues	62.7%	69.9%	59.1%

Cyclical revenues and cash flows tend to increase during economic expansions and decrease during economic downturns. In contrast, countercyclical revenues and cash flows tend to increase during economic downturns and decrease during economic expansions, and non-cyclical revenues and cash flows tend to remain relatively unaffected by changes in the economic cycle. For example, absent government intervention, a worsening economy tends to lead to a higher rate of residential mortgage foreclosures and a greater number of foreclosure-related public notices being published, while an improving economy tends to have the opposite impact. We believe that revenues associated with our litigation support services and subscription and other revenues in our Business Information Division are primarily non-cyclical because such revenues do not tend to fluctuate with the economic cycles. We show our public notice revenues in both the cyclical/non-cyclical and countercyclical sections because about two-thirds of our total such revenues are related to foreclosure notices, which are countercyclical, and one-third of such revenues are related to listings for fictitious business names, limited liability companies and other entity notices, which are typically non-cyclical.

Our History

The Dolan Company is a Delaware corporation incorporated in March 2003 under the name DMC II Company to continue operations started in 1992 by our predecessor company, named Dolan Media Company. In July 2003, after our predecessor company spun off its business information and other businesses to us in connection with a restructuring, we resumed operations under the name Dolan Media Company. In 2010, we changed our name from Dolan Media Company to The Dolan Company.

We have a successful history of growth through acquisitions. We have completed more than 70 acquisitions under both our predecessor company from 1992 through March 2003, and since March 2003, including two acquisitions in 2010. In August 2010, we acquired certain assets of Federal News Service, Inc. (“Federal News”). Federal News, located in Washington, D.C., uses technology and trained specialists who work in real time to transcribe Washington’s pivotal events and deliver the transcriptions very quickly to its customers. It also provides multi-language translations and custom transcription services. In December 2010, we acquired DataStream Content Solutions, LLC (“DataStream”). Located in College Park, MD, DataStream is a leading provider of federal legislative and regulatory data and advanced content management systems to information businesses, publishers and governments.

We expect that our acquisitions will continue to be a component of growth in our three operating segments. We also expect to continue to identify opportunities to expand the businesses in our Professional Services Division by starting operations in markets where we have not previously provided these services or by acquiring business lines that we have not previously provided, like our acquisition of DiscoverReady in 2009. For more information about the businesses we acquired in 2010, you should refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Acquisitions” below.

Our Industries

Professional Services

Our Professional Services Division consists of two operating segments: mortgage default processing services and litigation support services. Our mortgage default processing services segment comprises the operations of NDeX. Our litigation support services segment comprises the operations of DiscoverReady, our discovery management and document review services business, and Counsel Press, our appellate services business. We provide these support services to the legal profession, including in-house corporate counsel with respect to DiscoverReady. In addition, NDeX also provides its services directly to mortgage lenders and loan servicers on California and Nevada foreclosure files. Companies are increasingly looking for ways to control legal costs and for legal work to be performed by the lowest cost high quality provider. We believe that law firms are under intense pressure to increase efficiency and reduce costs while fulfilling the growing demands of clients. We further believe that outsourcing has become an increasingly attractive choice for law firms as they identify functions outside of their core competency of practicing law that can help them manage their costs.

Mortgage Default Processing Services

The outsourced mortgage default processing services market is highly fragmented, and we estimate that it primarily consists of back-office operations of approximately 350 local and regional law firms throughout the United States. We believe that large case volumes and rising client expectations provide an opportunity for default processors that provide efficient and effective services on a timely basis.

We believe that residential mortgage delinquencies will remain high in 2011 due to the continued high unemployment rate and the number of homeowners who owe more on their mortgages than their home is worth due to deterioration in the residential real estate markets, as well as the re-setting of interest rates on adjustable rate mortgages. Compounding these factors is the continued softness in the residential real estate market in many regions of the United States, which makes it more difficult for borrowers in distress to sell their homes, along with tighter credit requirements for new loan products. The volume of delinquencies and defaults over the past few years has been at historically high levels and has created additional demand for default processing services and has served as a growth catalyst for the mortgage default processing market. See, however, “Item 1A: Risk Factors” for a discussion of increased regulations and voluntary foreclosure relief programs that could have an adverse impact on the mortgage default processing market.

Based on information provided to the Mortgage Bankers Association, or MBA, by banks and loan servicers who report their mortgage data to the MBA, 50 million residential mortgage loans were being serviced in the United States as of December 31, 2010, compared to 52 million residential mortgage loans being serviced a year earlier. The MBA is a national association representing the real estate finance industry. The MBA’s information also shows that, at December 31, 2010, there were 2 million seriously delinquent mortgages, defined as loans that are more than 90 days past due, compared to 2.4 million a year ago. In its fourth quarter industry report, the MBA estimates that 4.6% of all mortgage loans were in foreclosure at December 31, 2010, which is consistent with last year. This estimate includes loans where servicing has been suspended in accordance with the mortgage lender’s or loan servicer’s foreclosure requirements and excludes loans where the foreclosure has been completed. Based on this estimated annual volume of mortgages in foreclosure and the average revenue we derived per file in 2010 (which we assume would be generally representative of rates charged for mortgage default processing services throughout the United States), we believe the U.S. market for non-legal residential mortgage default processing services was approximately $1.1 billion in 2010.

Litigation Support Services

The market for litigation support services is highly fragmented and we believe that it includes a large number of providers across the country, along with an unknown number of law firms in the United States who choose to provide these services to their clients directly rather than outsourcing them. One of the litigation support services we provide is discovery management and document review services. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation, regulatory, and governmental investigation matters. Some United States companies with in-house legal departments choose to perform or manage some portions of the discovery process in-house, rather than outsourcing them. This process can be expensive and time-consuming for companies and their lawyers depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. As the volume of data requiring review continues to increase, we anticipate that companies and their lawyers will be required to find more cost effective and efficient solutions to managing their discovery process. We believe the U.S. market for discovery services was in excess of $4 billion in 2010.

We also provide appellate services to lawyers in connection with both state and federal appeals. We currently perform more state appellate work, as state appellate case volume generally is larger than federal case volume. There are typically about 300,000 state appeals filed each year, compared to approximately 58,000 federal appeals filed per year, according to information available to us from the Administrative Office of the U.S. Courts and the National Center for State Courts. While certain states, such as New York, have very specific appellate filing requirements, federal appeals typically are more complicated and have more challenging document and filing requirements. Our clients typically require Counsel Press’ expertise more when their cases are more complicated and the filing requirements are more challenging.

Business Information

We provide business information products to companies and professionals in the legal, financial, real estate and governmental affairs sectors primarily through print and online business journals and court and commercial newspapers, as well as other electronic media offerings. Our business journals generally rely on display and classified advertising as a significant source of revenue and provide content that is relevant to the business communities they target. Our court and commercial newspapers generally rely on public notices as their primary source of revenue and offer extensive and more focused information to the legal communities they target. All of our business journals and court and commercial newspapers also generate circulation revenue to supplement their advertising and public notice revenue base. We believe, based on data we have collected over several years, that there are more than 230 local business journals and more than 350 court and commercial newspapers nationwide, which generated approximately $2.0 billion in revenues in 2010.

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

We are qualified to carry public notices in 14 of the 21 markets we serve. A public notice is a legally required announcement informing citizens about government or government-related activities that may affect citizens’ everyday lives. Most of these activities involve the application of governmental authority to a private event, such as a mortgage foreclosure, probate filing, listings for fictitious business names, limited liability companies and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Every jurisdiction in the United States has laws that regulate the manner in which public notices are published. Statutes specify wording, frequency of publication and other unusual characteristics that may vary according to jurisdiction and make the publication of public notices more complex than traditional advertising. These laws are designed to ensure that the public receives important information about the actions of its government from a newspaper that is accessible and already a trusted source of community information. Currently, local newspapers generally are the medium that is used to satisfy laws regulating the process of notifying the public. The requirements for publishing public notices serve as barriers to entry to new and existing publications that desire to carry public notices.

Through new subscription-based offerings in 2010 as a result of acquisitions, Federal News and DataStream bring us into new industries with their transcription services and customized access to state and federal legislative and regulatory data. The market for these products and services includes government agencies, including the U.S. Congress; news media and other business information providers; and governmental relations professionals in lobbying firms and Fortune 1000-level companies throughout the U.S.

Our Products and Services

Professional Services — Mortgage Default Processing Services Segment

We offer mortgage default processing and related services through our majority-owned subsidiary, NDeX, to our eight law firm customers and, on California and Nevada foreclosure files, to mortgage lenders and loan servicers. We currently own 93.8% of the membership interests in NDeX. Generally, NDeX assists its law firm and other customers in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files, in connection with residential mortgage defaults in California, Florida, Georgia, Indiana, Michigan, Minnesota, Nevada and Texas. NDeX also provides real estate title services to the Barrett Law Firm and provides loan modification and loss mitigation support on mortgage default files to its customers.

Our largest customer is the Barrett Law Firm, which represented approximately 44% of our mortgage default processing services segment revenues and 23% of our total revenues in 2010. Trott & Trott is our second largest customer, representing 26% of our mortgage default processing services segment revenues and 14% of our total revenues in 2010. In 2010, the top 10 clients of our law firm customers accounted for 67% of the mortgage default case files handled by our law firm customers. In 2010, we received approximately 378,800 mortgage default case files for processing from our customers.

Pursuant to 15- to 25-year services agreements, NDeX is the sole provider of processing services for foreclosure, bankruptcy, eviction and, to a lesser extent, litigation, for residential mortgage defaults to its eight law firm customers. These contracts provide for the exclusive referral to NDeX of processing work related to residential mortgage default case files handled by each law firm, although Trott & Trott and the Barrett Law Firm may send files elsewhere if directed by their respective clients. All of NDeX’s customers pay a fixed fee per file based on the type of file that NDeX services. The initial term of our services agreements with the Trott & Trott and the Barrett Law Firm expire in 2021 and 2033, respectively. The initial term of our services agreements with other law firm customers expire between 2022 and 2030. In each case, the initial terms of these services agreements will automatically renew for up to two successive five-to ten-year periods unless either party elects to terminate the term then-in-effect with prior notice. During the term of our services agreement with our law firm customer in Indiana, we have agreed not to provide mortgage default processing services with respect to real estate located in Indiana for any other law firm. Similarly, we have agreed with our law firm customer in Minnesota not to provide our services to any other law firm with respect to Minnesota real estate during the term of our services agreement. We also agreed with the Albertelli Law Firm, our Florida law firm customer, that we will not provide our services with respect to real estate located in Florida for any other law firm until October 2012. For the years ended December 31, 2010, 2009 and 2008, our mortgage default processing services segment accounted for 53%, 58%, and 45% of our total revenues and 74%, 88% and 85% of our Professional Services Division’s total revenues, respectively.

Mortgage default processing is a volume-driven business in which clients of our law firm customers, and our mortgage lender and loan servicer customers for residential real estate located in California and Nevada, insist on the efficient and accurate servicing of cases, strict compliance with applicable laws, including loss mitigation efforts, and high levels of customer service. Our law firm customers depend upon our mortgage default processing services because efficient and high-quality services translate into the opportunity for more case referrals from their clients. The default processing begins when a borrower defaults on mortgage payment obligations and the mortgage lender or servicer sends the case file containing the relevant information regarding the loan to our law firm customer, or directly to NDeX, with respect to residential real estate located in California and Nevada. Our law firm customers are retained by mortgage lending and mortgage servicing firms to provide counsel with respect to the foreclosure, eviction, bankruptcy and, to a lesser extent, litigation and other mortgage default related case files in each of the states in which we provide these services for residential mortgage defaults. After a file is referred by the mortgage lending or mortgage loan servicing firm to our law firm customers, or directly to us in California and Nevada, the lender’s or the servicer’s goal is to proceed with the foreclosure and disposition of the subject property as efficiently as possible and to make all reasonable attempts to avoid foreclosure and thereby mitigate losses. Immediately after our customer receives a file, it begins to use NDeX to process the file.

The procedures surrounding the foreclosure process involve numerous steps, each of which must adhere to strict statutory guidelines and all of which are overseen and directed by attorneys at our law firm customers. NDeX assists these customers with processing residential mortgage defaults, including data entry, supervised document preparation, mailing of required notices and placements of required publications and other non-legal processes. Specific procedural steps in the foreclosure process vary by state. An early step in the process is a letter that must be sent from the law firm, or directly from NDeX in the case of properties located in California or Nevada, to the borrower as required by the federal Fair Debt Collections Practices Act. NDeX also assists its customers in opening a file and ordering a title search on the mortgaged property to determine if there are any liens or encumbrances. The data received from the lender or mortgage servicing client of the law firm customers, and the results of the title search or commitment search, become the foundation of the foreclosure case file that NDeX assists its customers in building.

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

In a non-judicial state, a loan is secured by a mortgage that contains a power of sale clause, and the lender may begin the foreclosure process without a court order. Generally, foreclosing parties in non-judicial states must publish a public notice to commence the foreclosure process. Once the public notice has been published the requisite number of times in a qualified local newspaper, NDeX arranges, under the direction of the law firm or, in California and Nevada, its mortgage lender and loan servicer customers, for a copy to be posted on the front door of the subject property, if required by applicable law, and for a digital photo to be obtained to prove compliance. After publication has been completed and all other legal steps have been taken, the sheriff’s deed and affidavits are prepared for review by the law firm prior to the public auction.

In all cases, except Texas where publication is not required, a sworn affidavit of publication of the required public notice must be obtained from the newspaper publisher by the law firm using NDeX’s staff and entered into the case file along with proof of publication.

If the process goes all the way to a foreclosure auction of the subject property, NDeX works with its customers and the sheriff to coordinate the auction and to facilitate communications among interested parties. In Michigan, as an example, the foreclosing party may enter a bid in the amount of its total indebtedness for the subject property. A decision regarding whether the foreclosing party should bid, and how much, is determined by attorneys at the law firm pursuant to instructions received from the lender or mortgage servicer. After the auction, the sale results are communicated by NDeX to interested parties and the appropriate deeds are recorded. The eight states in which we do business permit the former owner to recover the property at any time prior to its sale by the sheriff by paying the default amount, plus interest and costs. In addition, Michigan and Minnesota each have six-month redemption periods following the auction, during which time the former owners can pay the amount bid, plus accumulated interest, and thereby recover the property. If the redemption payment is made in full, funds are forwarded to the lender and all parties are notified by NDeX that a redemption has occurred. In that event, the sheriff’s deed is void. If, however, no redemption occurs after the statutory redemption period has passed, the law firm works with its clients to determine the next step. At this point in time, if the property is still occupied, documents are prepared by the law firm and generated by NDeX to commence an eviction.

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

Fees.  Government sponsored entities, including Fannie Mae and Freddie Mac, monitor and establish guidelines that are generally accepted by mortgage lending and mortgage servicing firms nationwide for the per file case fees to be paid to their counsel. Thus, our law firm customers receive a fixed fee per file from their clients and we then receive our agreed upon fixed fee per file from the applicable law firm. Under the services agreements with our law firm customers, we are entitled to receive a fee when our law firm customer directs us to begin processing a residential mortgage case file, regardless of whether the case proceeds all the way to foreclosure, eviction, bankruptcy or litigation. If our customers’ client proceeds to eviction or chooses to litigate, or if the borrower files for bankruptcy, and in some instances when the time to process the file is prolonged, we receive additional fixed fees per case file. In California and Nevada, foreclosures may be undertaken by non-attorneys. Thus, in the case of California and Nevada foreclosure files, we receive the full fee directly from our customers, the mortgage lender or loan servicers.

Technology.  NDeX has two proprietary case management software systems that store, manage and report on the large amount of data associated with each foreclosure, bankruptcy, eviction or litigation case file serviced by NDeX in each of the states in which we do business. One was developed by NDeX for use in Michigan, the other was developed by Barrett-NDEx (which we acquired in September 2008) for use in Texas, Georgia, California and Nevada. Under both systems, each case file is scanned, stored and tracked digitally, thereby improving record keeping. The systems also provide NDeX’s management with real-time information regarding employee productivity and the status of case files. We are constantly working to improve the functionality of our proprietary case management systems and other related IT productivity tools to meet the needs of our customers’ mortgage lender and loan servicer clients. For example, we have developed the ability to provide our customers’ clients email notifications of case status and customized case and summary reports. We have successfully customized the system used in Michigan to efficiently and productively process files of our law firm customers in Minnesota and Indiana and plan to do the same for our Florida law firm customer, the Albertelli Law Firm, in early 2011. NDeX continues to use the system developed by Barrett-NDEx to service our customers in Texas, California, Nevada and Georgia. In 2011, we intend to implement Barrett-NDEx on the case management system originally developed for use in Michigan, so that we are using the same system in all of the states where we do business.

Professional Services — Litigation Support Services Segment

Through our litigation support services segment, we provide outsourced litigation support services to major United States and global companies and their in-house lawyers and law firms, through DiscoverReady, and we provide outsourced appellate services to local and regional law firms through Counsel Press. DiscoverReady, in which we own an 85.3% interest, provides discovery management and document review services. Counsel Press assists law firms in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats. For the years ended December 31, 2010, 2009 and 2008, our litigation support services segment accounted for 19%, 8% and 8% of our total revenues and 26%, 12% and 15% of our Professional Services Division’s total revenues, respectively.

Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation, regulatory and government investigation matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady assists these companies and their counsel in document reviews and managing the discovery process. DiscoverReady also provides related technology management services. DiscoverReady’s revenues are very concentrated as its top two customers (both of which are in the financial services industry) accounted for 78% of DiscoverReady’s total revenues, 58% of our litigation support services segment revenues and 11% of our total revenues in 2010.

Our litigation support services professionals at Counsel Press provide clients with consulting services, including procedural and technical advice and support with respect to U.S. state and federal appellate processes. With our assistance, our customers are able to file high-quality appellate briefs, records, appendices, and other documents that comply with the highly-localized and specialized rules of each court in which appeals are filed. Counsel Press’ team of experienced attorneys and paralegals have forged close relationships with the courts over the years, and are keenly aware of the requirements, deadlines and nuances of each court, further improving the quality of appellate guidance provided to clients. Counsel Press also offers a full range of traditional printing services and electronic filing services. For example, Counsel Press provides the appellate bar with printing and filing services using its “Counsel Press E Brief” electronic and interactive court filing technology, which converts paper files containing case citations, transcripts, exhibits and pleadings, as well as audio and video presentations, into integrated and hyperlinked electronic media that can be delivered on CD-ROM or over the Internet. Counsel Press’ case management system and other proprietary business process applications are an important component of our digital strategy that enables our customers to more efficiently manage the appeals process.

Our appellate services are critical to our customers as their ability to satisfy their clients’ needs depends upon their ability to file a timely appeal that complies with a particular court’s technical requirements. Using our proprietary case management system, Counsel Press is able to process, even on short notice, files that exceed 50,000 pages, producing on-deadline filings meeting exacting court standards. In 2010, Counsel Press assisted more than 4,000 individual attorneys working within law firms, corporations, non-profit agencies, and government agencies in organizing, printing and filing appellate briefs and other documents in many states, all of the federal courts of appeals and the U.S. Supreme Court. In addition to its appellate services, Counsel Press provides additional tracking and professional services to its clients.

Fees.  We charge our customers fees for our litigation support services, which are generally based upon the volume of data that we manage, the number of documents that we review, the type of technology utilized, the number of consulting hours employed, the size and complexity of the matter, and the requirements of the court or client.

Technology.  Counsel Press uses a proprietary case-management system and proprietary web-based applications within that system to manage our customer relationships and files. Each Counsel Press staff member has access to real-time information about any file we are managing, or have managed, or seek to manage. We store large amounts of data and summarize that data for our management and staff in reports on productivity, workload, market opportunity, case management and case processing functions. Our primary customer-facing technology is our CP Client Portal which is available via secure Internet connection. The CP Client Portal provides our clients real-time access to the information we create and files we collect.

DiscoverReady uses technology-aided systems to host, manage and automate the document review process. These systems are consolidated in our New York, Michigan and Connecticut data centers, and are used nationwide in our e-discovery efforts. We have developed flexible technology that integrates third-party and custom-built tools to deliver efficient combinations of data collection, processing, hosting, review, privilege identification and production to our customer projects. Our technology allows us to simultaneously support numerous projects, allowing each to be in a different stage, and to operate with a custom workflow. Our systems and processes follow rigorous security standards and routinely pass our customers’ exacting standards and audits. We consistently improve the system that delivers our e-discovery process by adding new technology and by increasing automation, and we are in the final stages of deploying our next generation system that will significantly increase the speed, capacity and capability of our processes.

Business Information

Our business information products are important sources of necessary information for the legal, financial and real estate sectors in the 21 markets that we serve in the United States. We provide our business information products through our portfolio of more than 60 publications and more than 100 web sites. We also offer subscription-based products for transcription services as well as access to our legislative databases which provide state and federal legislative and regulatory information.

We believe, based on our 2010 revenues, we are the second largest publisher of local business journals in the United States and the second largest publisher of court and commercial publications that specialize in carrying public notices. The business information products we target in the Maryland, Minnesota and Missouri markets each accounted for more than 10% of our business information revenues for 2010. Our business information products contain proprietary content written and created by our staff and local expert contributors and stories from newswires and other relevant sources. Our journalists and contributors contribute, on average, over 1,000 articles and stories per week to our print titles and web sites that are tailored to the needs and preferences of our targeted markets. The newsrooms of our publications leverage this proprietary content by using internal newswires to share their stories with each other, which allows us to efficiently develop content that can be customized for different local markets.

We strive to be the most immediate and primary source of industry information to our audience, offering necessary proprietary content that enhances the daily professional activities of our readers. Our business information products offer timely news, insight and commentary that inform and educate professionals in the legal, financial, real estate and governmental affairs sectors about current topics and issues affecting their professional communities. Specifically, our content focuses on enabling our readers to be well-informed of industry dynamics, their competitors, recent transactions in their market, and current and potential client opportunities. This critical information, delivered on a timely and regular basis, enables the professionals we serve to operate effectively in business environments characterized by tight deadlines and intense competition. For example, we publish a number of leading titles that report on local and national legal decisions issued by state and federal courts and governmental agencies, new legislation, changes in court rules, verdicts and settlements, bar disciplinary actions and other news that is directly relevant to attorneys.

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

In addition to our various print titles, we employ a digital strategy to provide our business information products electronically through our web sites and our email notification systems that offer both free and subscription-based content. We customize the delivery of our proprietary content to meet our customers’ needs. Specifically, our media neutral approach allows us to tailor our products and services to take advantage of the strengths inherent in each medium and allows our customers to choose their preferred method of delivery. Our email notification systems allow us in real-time to provide up-to-date information to customers, who can conveniently access such information, as well as other information on our web sites, from a desktop, laptop or mobile device. Our digital strategy acts both as a complement to our print publications, with subscribers to a variety of our publications having access to web sites and email notifications associated with such publications, and independently, with exclusive paid subscription access to most of our web services. Our electronic content includes access to stand-alone subscription products, archives of articles, legislative tracking and alert services and case digests containing case summaries, local verdicts and settlements, judicial profiles and email alerts containing case summaries and links to decisions in subscribers’ selected practice areas.

The credibility and distinct focus of our print products and their reputation as trusted sources of local information extend to our web sites and email notification systems, thereby differentiating our content from that of other web sites and electronic media. This allows us to sell packaged print and online advertising products to advertisers that desire to reach readers through different media. Dolan Media Newswires, our Internet-based, subscription newswire, is available at www.dolanmedianewswires.com for news professionals and represents the work of our journalists and contributors. We also operate online, subscription-based legislative information services that are used by lobbyists, associations, corporations, unions, government affairs professionals, state agencies and the media in Arizona, Minnesota and Oklahoma. Through these services, we offer online legislation tracking, up-to-date legislative news and other highly-detailed legislative information.

Through DataStream, we offer customized access to legislative databases which provide state and federal legislative and regulatory information. DataStream’s proprietary processes and technology transform highly complex and unstructured data into valuable products and services for its business and government clients. It specializes in applying XML markup language to convert complex and unstructured data into “smarter” forms, allowing flexible queries and dynamic database updates. DataStream’s proprietary business lines include Legislative Impact® and Regulatory Impact®, data management technologies which simplify searches of vast federal databases and are licensed to business clients and to the U.S. House of Representatives Office of Legislative Counsel. The company also offers other data management, conversion and analytic tools and services.

Through Federal News, we offer transcription services. Federal News’ transcriptions, delivered to subscribers through our website and email alerts, cover presidential public appearances; major congressional hearings; speeches, statements and press conferences by administration leaders, congressional leaders and their spokespersons; briefings and important events at the White House, Departments of State, Defense, Justice and Homeland Security and the Office of the U.S. Trade Representative; speeches and press conferences by visiting international leaders; political interviews on television; and key events during presidential campaigns.

Advertising.  All of our print products, as well as a large number of our electronic products, carry commercial advertising, which consists of display and classified advertising. For the years ended December 31, 2010, 2009 and 2008, advertising (including revenues from events discussed under “Seminars, Programs and Other Events” below) accounted for 9%, 10% and 18% of our total revenues and 30%, 30% and 37% of our Business Information Division’s total revenues, respectively. We generate our advertising revenues from a variety of local business and individual customers in the legal, financial and real estate sectors that we serve. For example, our top 10 advertising customers only represented, in the aggregate, 2% of our total Business Information revenues in 2010. Additionally, for the year ended December 31, 2010, we derived approximately 94% of our advertising revenues from local advertisers and about 6% of our advertising revenues from national advertisers (i.e., advertisers that place advertising in several of our publications at one time). Because spending by local advertisers is generally less volatile than that of national advertisers, we believe that our advertising revenue streams carry a greater level of stability than publications that carry primarily national advertising and therefore we are better positioned to withstand broad downturns in advertising spending.

Public Notices.  Public notices are legal notices required by federal, state or local law to be published in qualified publications. A publication must typically satisfy several legal requirements in order to provide public notices. In general, a publication must possess a difficult-to-obtain U.S. Postal Service periodical permit, be of general and paid circulation within the relevant jurisdiction, include news content, and have been established and regularly and uninterruptedly published for one to five years immediately preceding the first publication of a public notice. Some jurisdictions also require that a public notice business be adjudicated by a governmental body. We are qualified to carry public notices in 14 of the 21 markets in which we publish business journals or court and commercial newspapers. Our court and commercial newspapers publish 359 different types of public notices, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, trustee sale notices, unclaimed property notices, notices of governmental hearings, notices of elections, bond issuances, zoning matters, bid solicitations and awards and governmental budgets. For the years ended December 31, 2010, 2009 and 2008, public notices accounted for 15%, 18% and 22% of our total revenues and 52%, 54% and 46% of our Business Information Division’s total revenues, respectively. We believe that over 90% of our public notice customers in 2010 also published public notices in 2009. Our primary public notice customers include real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements.

Subscription-Based Revenues and Other.  We sell our business information products primarily through subscriptions to our publications, web sites and email notification systems, legislative databases, and transcription services. We also provide commercial printing services and sell database information through royalty or licensing fee arrangements. For the years ended December 31, 2010, 2009 and 2008, our subscription-based and other revenues accounted for 5%, 6% and 8%, respectively, of our total revenues and 18%, 16% and 17% of our Business Information Division’s total revenues, respectively. Subscription renewal rates for our business information products were 81% in the aggregate in 2010, up from 74% in 2009. Our renewal rates reflect that our products are relied upon as sources of necessary information by the business communities in the markets we serve.

Seminars, Programs and Other Events.  We believe that one of our strengths is our ability to develop, organize and produce professional education seminars, awards programs and other local events to demonstrate our commitment to our targeted business communities, extend our market reach and introduce our services to potential customers. While we generally charge admission and/or sponsorship fees for these seminars, awards programs and other local events, these events also offer opportunities for cross-promotion and cross-selling of advertising with our local print products that produce the event. Our sponsored events attracted approximately 29,000 attendees and 600 paying sponsors in 2010. Revenues from our events are included as part of our display and classified advertising revenues.

Printing.  We print nine of our business information publications at one of our three printing facilities located in Baltimore, Minneapolis and Oklahoma City. The printing of our other print publications is outsourced to printing facilities owned and operated by third parties. We purchase some of our newsprint from U.S. producers directly, but most of our newsprint is purchased indirectly through our third-party printers. Newsprint prices are volatile and fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Newsprint, together with outsourced printing costs, accounted for almost 9% of operating expenses attributable to our Business Information Division in the year ended December 31, 2010.

Investments

We have, at times, made strategic minority investments in private companies. We have two equity method investments, the most significant of which is The Detroit Legal News Publishing, LLC (“DLNP”), Michigan’s largest court and commercial newspaper publisher. DLNP also publishes several other court and commercial newspapers and operates a statewide public notice placement network. We own a 35.0% membership interest in DLNP. See “Recent Developments — New Investments” below for a description of recent investments.

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

Professional Services Division — Litigation Support Services

The market for litigation support services is highly fragmented and we believe that it includes a large number of document review companies and appellate service providers across the country as well as an unknown number of law firms who provide these services directly for their clients. We also believe that many United States companies that would benefit from our litigation support services have in-house legal departments that provide and manage a number of our services for the company. We compete with a large number of service providers in this segment and believe that document review and discovery management service providers (like DiscoverReady) include consulting practices of a number of major accounting firms and general management consulting firms. We believe that most appellate service providers (like Counsel Press) are general printing service companies that do not have the resources or experience to assist counsel with large or complex appeals or to prepare electronic filings, including hyperlinked digital briefs, that are being required by an increasing number of appellate courts. This presents us with an opportunity to compete on the basis of the quality and array of services we offer, as opposed to the price of such services. We believe that, in addition to price pressure, the other principal competitive factors in this segment are our ability to attract and retain qualified professionals, our relationships with customers, our reputation and the ability to provide high quality services while still managing engagements effectively.

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

Our new legislative and political information businesses, DataStream and Federal News, are based chiefly on a subscription model, and by providing highly targeted or uniquely customized information, both have developed long-term and close customer relationships. DataStream’s management and conversion of data for government clients, including the U.S. House of Representatives and the Library of Congress, has allowed DataStream to develop proprietary systems for efficiently capturing and enhancing complex feeds of government data which, in turn, are relied upon by the leading business and legislative information service providers and aggregators in Washington D.C. We believe these relationships with both government information sources and the distributors of government information create a high barrier to entry, with our main competitors being large information and data service providers. Federal News, which similarly provides transcription services to information aggregators in addition to news media, government relations professionals, government agencies and foreign embassies, does face direct competition from a unit of a Washington D.C.-based legislative and political information service.

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws, as well as license agreements and confidentiality agreements and practices, to protect our intellectual property and proprietary rights. We currently own one patent and have recently filed additional patent applications seeking to protect certain of our newest innovations.

We own a number of registered and unregistered trademarks for use in connection with our business, including trademarks in the mastheads of all but one of our print products, and trade names, including NDeX, Counsel Press and DiscoverReady. If trademarks remain in continuous use in connection with similar goods or services, their term can be perpetual, subject, with respect to registered trademarks, to the timely renewal of their registrations with the United States Patent and Trademark Office. We have a perpetual, royalty-free license for New Orleans CityBusiness, which, except for our military newspapers, is the only one of our print titles for which we do not own a registered or unregistered trademark.

We approach copyright ownership with respect to our publications in the same manner as is customary in the publishing industry. Consequently, we own the copyright in all of our newspapers, journals and newsletters, as compilations, and also own the copyright in almost all of our other print products. With respect to the specific articles in our publications, with the exception of certain of our military newspapers, we own all rights, title and interest in original materials created by our full-time journalists, designers, photographers and editors. For outside contributors, we generally obtain either all rights, title and interest in the work or the exclusive “first-time publication” and non-exclusive republication rights with respect to publication in our print and electronic business information products.

We license the content of certain of our products to several third-party information aggregators on a non-exclusive basis for republication and dissemination on electronic databases marketed by the licensees. These licenses all had an original term of two years or more and remain subject to renewal. We also license Dolan Media Newswires to various third-party publications.

We have copyright and trade secret rights in our proprietary case management software systems, document conversion system and other software products and information systems. In addition, we have extensive subscriber and other customer databases that we believe would be extremely difficult to replicate. We attempt to protect our software, systems and databases as trade secrets by restricting access to them and by using confidentiality agreements. We currently have one patent and one pending patent application on an NDeX-related bankruptcy claim tracking system, and we have four patent applications pending on recent DiscoverReady and DataStream innovations.

Despite the various means we have taken to protect our intellectual and proprietary rights, it is possible that others may obtain information we regard as confidential or that others will independently develop similar software, databases or customer lists. In addition to the proprietary rights we have and the means we have taken to protect them, we believe our continued success also depends on our name recognition, product enhancements and new product developments, and the knowledge, skill and expertise of our personnel.

Employees

As of December 31, 2010, we employed 2,034 persons, of whom 1,212 were employed by NDeX in our mortgage default processing services segment, 157 were employed in our litigation support services segment, 614 were employed in our Business Information Division (which is also a segment) and 51 of whom served in executive or administrative capacities. Three unions represent an aggregate of 15 employees, or approximately 7% and 21% of our employees, at our Minneapolis and Baltimore printing facilities in our Business Information Division, respectively. We believe we have a good relationship with our employees.

Other Information about The Dolan Company

You may learn more about us from our web site at www.thedolancompany.com. However, the information and other material available on our web site is not part of this annual report. We file with the SEC, and make available on our web site as soon as reasonably practicable after filing, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Please see Note 16 of our audited consolidated financial statements later in this report for information about financial information related to our segments for the last three fiscal years.

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

Risks Relating to Our Business in General

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

We may incur significant expenses while pursuing acquisitions, which could negatively impact our financial condition and results of operations. In 2010, we expensed an aggregate of approximately $0.4 million of acquisition costs.

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

We may, from time to time, be subject to or named as a party in libel actions, negligence claims, contract claims and other legal proceedings in the ordinary course of our business given the editorial content of our business information products and the technical rules with which our litigation support services and mortgage default processing businesses must comply and the strict deadlines these businesses must meet. We could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could result in a negative perception of us and cause the market price of our common stock to decline or otherwise have an adverse effect on our operating results and growth prospects.

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we encounter disputes from time to time relating to our use of intellectual property of third parties.

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, patents, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States to protect our rights to our key marks and distinctive logos. These measures may not be adequate, we may not have secured, or may not be able to secure, appropriate protections for all of our proprietary rights in the United States, or third parties may infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to use our trademarks, confidential information, inventions and other proprietary rights for their similar uses. Our management’s attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation.

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

Our proprietary case management software systems are critical to our mortgage default processing service business because they enable us to efficiently and timely service a large number of foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files. Our litigation support services businesses rely upon our proprietary document conversion and review systems that facilitate our efficient processing of appellate briefs, records and appendices and document reviews. Similarly, we rely on our web sites and email notification systems to provide timely, relevant and dependable business information to our customers.

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

Disruptions or security compromises of our systems could result in large expenditures to repair or replace such systems, remedy any security breaches and protect us from similar events in the future. We also could be exposed to negligence claims or other legal proceedings brought by our customers or their clients, and we could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving lawsuits or claims. In addition, if we were to suffer damage to our reputation as a result of any system failure or security compromise, NDeX’s customers and/or their clients could choose to send fewer foreclosure, bankruptcy or eviction case files to us and/or our law firm customers. Any reduction in the number of case files handled by our customers would also reduce the number of mortgage default case files handled by us. Similarly, our litigation support services clients may elect to use other service providers. In addition, customers of our Business Information Division may seek out alternative sources of the business information available on our web sites and email notification systems. Further, in the event that any disruption or security compromise constituted a material breach under our services agreements, our law firm customers could terminate these agreements. In any of these cases, our revenues and profitability could be adversely affected.

We may be required to incur additional indebtedness or raise additional capital to fund our operations and acquisitions, repay our indebtedness and fund capital expenditures and this additional cash may not be available to us on satisfactory timing or terms or at all.

Our ability to generate cash depends to some extent on general economic, financial, legislative and regulatory conditions in the markets which we serve and as they relate to the industries in which we do business and other factors outside of our control. We derive a significant portion of our revenues from foreclosures (approximately 63% of our total revenues in 2010). Therefore, legislation, loss mitigation, moratoria, loan modifications and other efforts that significantly mitigate and/or delay foreclosures may adversely impact our ability to use cash flow from operations to fund day-to-day operations in our mortgage default processing services segment and Professional Services Division, and, to a lesser extent, our Business Information Division, to repay our indebtedness, when due, to fund capital expenditures, to meet our cash flow needs and to pursue any material expansion of our business, including through acquisitions or increased capital spending. We may, therefore, need to incur additional indebtedness or raise funds from the sale of additional equity. Financing, however, may not be available to us at all, at an acceptable cost or on acceptable terms, when needed. Our existing bank credit facility may also limit our ability to raise additional funds through debt or equity financing. In addition, if we issue a significant amount of additional equity securities, the market price of our common stock could decline and our stockholders could suffer significant dilution of their interests in us.

If our indefinite-lived intangible assets (including goodwill) or finite-life intangible assets become impaired, we may be required to record a significant charge to earnings.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of indefinite-lived and finite-life intangible assets on our financial statements. At December 31, 2010, our indefinite-lived intangible assets (including goodwill) were $225.4 million, in the aggregate, and our finite-life intangible assets, net of accumulated amortization, were

$196.0 million. If we acquire new assets or businesses in the future, as we intend to do, we may record additional goodwill or other intangible assets.

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

We have, and will continue to have, significant debt and debt service obligations. Our credit agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which if not cured or waived, could result in the banks accelerating the maturity of our indebtedness or preventing us from accessing availability under our credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. In addition, the indebtedness under our credit agreement is secured by a security interest in substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries, and therefore, if we are unable to repay such indebtedness the banks could foreclose on these assets and sell the pledged equity interests, which would adversely affect our ability to operate our business.

The market price of our common stock has been, and may continue to be, highly volatile. The market price of our common stock depends on a variety of factors, which could cause our common stock to trade at prices below the price you have paid.

Our common stock has traded on the New York Stock Exchange under the symbol “DM” since August 2, 2007. Since that time, the closing sales price of our common stock has ranged from a high of $30.84 to a low of $2.97 per share. The market price of our common stock could continue to fluctuate significantly in the future. Some of the factors that could affect our share price include, but are not limited to:

•	variations in our quarterly or annual operating results;

•	changes in the legal or regulatory environment affecting our business;

•	changes in our earnings estimates or expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	future offerings of debt or equity;

•	future offerings of our common stock in the public market; and

•	general economic, market and political conditions.

These factors could cause our common stock to trade at prices below the price you paid for our common stock, which could prevent you from selling your common stock at or above this price. In addition, the stock market in general, and the New York Stock Exchange in particular, has from time to time, experienced significant price and volume fluctuations that have affected the market prices of individual securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class-action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.

Anti-takeover provisions in our amended and restated certificate of incorporation, amended and restated by-laws and stockholder rights plan may discourage, delay or prevent a merger or acquisition that you may consider favorable or prevent the removal of our current board of directors and management.

Our amended and restated certificate of incorporation, amended and restated bylaws and stockholder rights plan could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock and your rights as a holder of our common stock. For example, our amended and restated certificate of incorporation and amended and restated bylaws (1) permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board, (2) stagger the terms of our board of directors into three classes and (3) impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholders’ meetings. In addition, our stockholder rights plan, which our board adopted on January 29, 2009, and which was amended on May 26, 2010, entitles the holders of rights, when exercisable, to acquire, in exchange for the exercise price of each right, shares of our common stock, having a value equal to two times the exercise price of each right. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board. We are also subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company. In addition, our bank credit facility contains provisions that could limit our ability to enter into change of control transactions.

Risks Relating to Our Professional Services Division

If the number of case files referred to us by our mortgage default processing service law firm customers, or loan servicers and mortgage lenders we serve directly for mortgage default files in California and Nevada, decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected.

NDeX has eight law firm customers and also provides mortgage default professing services directly to lenders and loan servicers for residential real estate located in California and Nevada. Revenues from NDeX constituted 74% and 88% of our Professional Services Division’s revenues in 2010 and 2009, respectively, and 53% and 58% of our total revenues in 2010 and 2009, respectively. We are paid different fixed fees for each foreclosure, bankruptcy, eviction, litigation, and other mortgage default related case file referred by these eight law firms to us for processing services. Therefore, the success of NDeX and our mortgage default processing services segment is tied to the number of these case files that each of our law firm customers receives from their mortgage lending and mortgage loan servicing firm clients and the number of California and Nevada foreclosure files we receive directly from our mortgage lender and loan servicer customers. In 2010, our largest law firm customer was the Barrett Law Firm, who represented 44% of our mortgage default processing services revenues. Trott & Trott was our second largest law firm customer in 2010 and accounted for 26% of these revenues. Also, in 2010, the top ten clients for all of our law firm customers, on an aggregated basis, accounted for 67% of the case files our law firm customers directed to us for mortgage default processing services.

Our operating results and ability to execute our growth strategy could be adversely affected if (1) any of our law firm customers lose business from these clients; (2) these clients are affected by changes in the market and industry, or other factors that cause them to be unable to pay for the services of our law firm customer or reduce the volume of files referred to our law firm customers and which they direct us to process; or (3) our law firm customers are unable to attract additional business from current or new clients for any reason, including any of the following: the provision of poor legal services, the loss of key attorneys (such as David A. Trott, who has developed and maintains a substantial amount of Trott & Trott’s client relationships), the desire of the law firm’s clients to allocate files among several law firms or a decrease in the number of residential mortgage foreclosures in the eight states where we do business, including due to market factors or governmental action. A failure by one or more of our law firm customers to pay us as a result of these factors could materially reduce the cash flow of NDeX and result in losses in our mortgage default processing services segment. Further, to the extent that Trott & Trott’s or the Barrett Law Firm’s clients direct either of them to use another provider of mortgage default processing services or those clients conduct such services in-house, the number of files we process would be adversely affected. We could also lose any law firm customer if we materially breach our services agreements with such customer.

Bills introduced and laws enacted to mitigate foreclosures, voluntary relief programs and voluntary halts or moratoria by servicers or lenders, as well as governmental investigations, litigation and court orders, may have an adverse affect, and at times have had an adverse effect, on our mortgage default processing services and public notice operations.

The increasing number of mortgage defaults, foreclosures and evictions have resulted, and may continue to result in new or increased government regulation (either legislatively or through courts) of residential mortgage products or the foreclosure of delinquent loans. If new or more stringent regulations are enacted, our customers and/or their clients would likely be subject to these regulations. As a result, these new or more stringent regulations may adversely impact the number of mortgage default files that our law firm customers receive from their clients and can then direct us to process or that we receive for processing from our California and Nevada mortgage lender and loan servicer customers.

Federal, state and local governmental entities and leaders have increasingly focused attention on foreclosures and have proposed, and in some cases, enacted legislation or taken other action that may have, and some of which has had, an adverse impact on the number of mortgage default case files NDeX is asked to process, the length of time it takes to process such files, the time over which we recognize revenue associated with the processing of those files, and the number of foreclosure public notices placed in our Business Information products and DLNP (our minority investment) for publication. This legislation includes the Hope for Homeowners Act of 2008, the Emergency Economic Stabilization Act, the Streamlined Modification Program, and the Homeowner Affordability and Stability Plan (including the Making Home Affordable Program, the Home Affordable Modification Program (HAMP), and the Home Affordable Foreclosure Alternatives Program (HAFA)), the Protecting Tenants at Foreclosure Act, and laws passed to mitigate foreclosures in California, Maryland, Michigan, Indiana, and Florida. There also have been voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope New Alliance (a consortium that includes loan servicers).

The past year included additional legislation aimed at mitigating foreclosures, additional scrutiny on mortgage foreclosures, and voluntary stoppages of foreclosures by servicers and lenders. Mortgage foreclosures received additional scrutiny due to widespread national media coverage of reported procedural and documentation error and lapses by other parties in the industry. The state attorneys general coordinated to review the foreclosure process. Certain servicers reacted to the attention being paid to the foreclosure process by various other government officials and constituencies with self-imposed foreclosure sale and eviction moratoria in the fall of 2010 while these servicers verified their internal policies and procedures. Certain servicers also reacted to this environment of increased scrutiny in 2010 by requesting additional information and process verification from law firms and vendors to which they refer their mortgage foreclosures. In fall 2010, numerous servicers halted foreclosures in the 23 judicial states, which affected us in Indiana and Florida.

In February 2011, the Department of the Treasury submitted a report to Congress entitled “Reforming America’s Housing Finance Market” which included a plan to responsibly reduce the role of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) in the mortgage market and expressed a goal of ultimately winding down both institutions. Many of the files we process are supported by Fannie Mae or Freddie Mac. As a result, any change to these institutions, or broader changes to the mortgage market as a whole, may adversely impact the number of mortgage default files received by our law firm customers from their clients (and therefore the number directed they direct to us to process) and received by us for processing in California and Nevada by our mortgage lender and loan servicer customers.

These and other laws, proposed legislation, investigations, directives, voluntary programs, actions, plans, and court orders, have delayed, and may delay or reduce in the future, the referral of files to our law firm customers, or in the case of foreclosures on properties located in California and Nevada, the referral of files directly to us for processing. In addition, they may continue to increase the processing time for the foreclosure files between the referral to the attorney or trustee and the foreclosure sale. In some instances they may continue to increase the time over which we recognize revenue associated with the processing of such files and may reduce margins.

Similarly, new or more stringent regulations and court orders could adversely affect when public notices are sent to our business information products or Detroit Legal Publishing News (our minority investment) for publication. If this legislation or any other bills being considered, or court orders or programs are successful in reducing the number of mortgages going into default, then the number of foreclosure public notices referred to us or DLNP for publication will also be reduced. If any of these occur, it could have a negative impact on our earnings and growth.

David A. Trott, the chairman and chief executive officer of NDeX, James Frappier, a senior vice president of NDeX, and certain other employees of NDeX, who are also shareholders and principal attorneys of our law firm customers, may under certain circumstances have interests that differ from or conflict with our interests.

NDeX’s chairman and chief executive officer, David A. Trott, along with James Frappier, a senior vice president of NDeX, and other executive vice presidents and senior executives in NDeX’s operations, are the principal attorneys and shareholders of NDeX’s eight law firm customers. In addition, certain members of the senior management at Barrett-NDEx own an interest in NDeX and have the right to require that we redeem their interest beginning in September 2012 (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Noncontrolling Interest” later in this report). As a result of these relationships with NDeX and our law firm customers, Mr. Trott and these individuals may experience conflicts of interest in the execution of their duties on behalf of us. These conflicts may not be resolved in a manner favorable to us. For example, they may be precluded by their ethical obligations as attorneys or may otherwise be reluctant to take actions on behalf of us that are in our best interests, but are not or may not be in the best interests of their law firms or their clients. Further, as licensed attorneys, they may be obligated to take actions on behalf of their law firms or their respective clients that are not in our best interests. In addition, Mr. Trott has other direct and indirect relationships with The Detroit Legal News Publishing, LLC and other vendors NDeX uses that could cause similar conflicts. See “Related Party Transactions and Policies — David A. Trott” in our proxy statement and Note 15 to our consolidated financial statements for a description of these relationships.

We have owned and operated DiscoverReady for a very short period of time and we are highly dependent on the skills and knowledge of the individuals serving as chief executive officer and president of DiscoverReady as none of our executive officers have managed or operated a discovery management and document review services company prior to this acquisition.

We acquired an 85.0% equity interest in DiscoverReady on November 2, 2009, and currently own 85.3% of these interests. DR Holdco LLC owns the remaining 14.7% membership interest in DiscoverReady. DR Holdco is a limited liability company owned by James K. Wagner, Jr. and Steven R. Harber, DiscoverReady’s chief executive officer and president, respectively, along with other DiscoverReady employees, DiscoverReady provides outsourced discovery management and document review services to major United States and global companies and their law firms. Prior to our acquisition of this business, our executive officers have not managed or operated a discovery management and document review business. Thus, we rely heavily on the management skills and experiences of Messrs. Wagner and Harber, who have co-founded and built DiscoverReady and have a deep understanding of the discovery management and document review business. If our executive officers cannot effectively manage and operate this business, the operating results and prospects for DiscoverReady, our litigation support services segment and our Professional Services Division may be adversely affected and we may not be able to execute our growth strategy with respect to DiscoverReady.

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

DiscoverReady’s business revenues are very concentrated among a few customers and if these customers choose to manage their discovery with their own staff or with another provider and if we are unable to develop new customer relationships, our operating results and the ability to execute our growth strategy at DiscoverReady may be adversely affected.

DiscoverReady generates revenue through fee-based arrangements for outsourced discovery management and document review services with major United States and global companies and their counsel. DiscoverReady’s top two customers (both in the financial services industry) accounted for 78%, in the aggregate, of its total revenues for 2010. In particular, one of these customers accounted for 65% of its 2010 revenues and 40% of its 2009 revenues. As a result, the success of DiscoverReady is tied to our relationships with these key customers as well as our ability to develop new customer relationships. Our operating results and ability to execute our growth strategy for DiscoverReady could be adversely affected if (1) we lose business from either of these customers; (2) these customers are affected by changes in the market and industry or other factors that cause them to be unable to pay for our services; or (3) we are unable to attract additional business from current or new customers for any reason, including any of the following: poor service, the loss of key employees, such as James K. Wagner, Jr. and Steven R. Harber, or the decision of our customers to perform document review services with their own staff or to with another provider. If any of these were to occur, it could reduce the cash flow of DiscoverReady and adversely affect the results of operations of this business.

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

Pursuant to services agreements between NDeX and its law firm customers, we provide mortgage default processing services to law firms and directly to mortgage lenders and loan servicers on California foreclosure files. Through DiscoverReady, we provide outsourced discovery management and document review services. Through Counsel Press, we provide procedural and technical knowledge to law firms and attorneys to assist them in filing appellate briefs, records and appendices on behalf of their clients that comply with court rules. Current laws, regulations and codes of ethics related to the practice of law pose the following principal risks:

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

We have two proprietary case management software systems, each of which stores, manages and reports on the large amount of data associated with each foreclosure, bankruptcy or eviction case file we process. One system was initially built for use in Michigan and the other for use in Texas, both of which are primarily non-judicial foreclosure states. Other states, like Indiana, are judicial foreclosures states. As a result, our law firm customers must satisfy different requirements depending on the state in which they serve their clients. When we enter a service agreement with a law firm customer in a state where we do not currently do business, we need to customize one of our proprietary case management software systems so that it can be used to assist that customer in satisfying the foreclosure requirements of their state. If we are not, on a timely basis, able to effectively customize one of our case management software systems to serve our new law firm customers, we may not be able to realize the operational efficiencies and increased capacity to handle files that we anticipated when we entered the service agreements. At times, we base the fees we agree to receive from these law firm customers for each case file they direct us to process on the assumption that we would realize those operational efficiencies. Therefore, the failure to effectively customize our case management software system could impact our profitability under our services agreement with new law firm customers in our mortgage default processing services segment. In 2011, we intend to migrate our mortgage default processing operations in Florida and at Barrett-NDEx to the proprietary case management software system initially developed for use in Michigan. To the extent that we are unable to effectively migrate those operations, we may not be able to realize the operational efficiencies and capacity to handle files that we experienced prior to the migration.

Risks Relating to Our Business Information Division

We depend on the economies and the demographics of our targeted sectors in the local and regional markets that we serve, and changes in those factors could have an adverse impact on our revenues, cash flows and profitability.

Our advertising revenues and, to a lesser extent, circulation revenues depend upon a variety of factors specific to the legal, financial and real estate sectors of the 21 markets our Business Information Division serves. These factors include, among others, the size and demographic characteristics of the population, including the number of companies and professionals in our targeted business sectors, and local economic conditions affecting these sectors. For example, if the local economy or targeted business sector in a market we serve experiences a downturn, display and classified advertising, which constituted 30%, 30% and 37% of our Business Information revenues in 2010, 2009 and 2008, respectively, generally decreases for our business information products that target such market or sector. This was the case in 2009, when our display and classified advertising revenues decreased $6.1 million from 2008 and, to a lesser extent in 2010, when these revenues decreased another $1.0 million, due to a decrease in the number of ads placed in our publications as customers tightened discretionary spending in response to the local economic conditions in the markets we serve.

Further, if the local economy in a market we serve experiences growth, public notices, which constituted 52%, 54% and 46% of our Business Information revenues in 2010, 2009 and 2008, respectively, may decrease as a result of fewer foreclosure proceedings requiring the posting of public notices. Our Business Information Division’s revenues could be particularly affected by economic or demographic changes in Maryland, Minnesota or Missouri because revenues from our publications targeting each of these markets accounted for more than 10% of this division’s revenues in 2010 and 2009. If the level of advertising in our business information products or public notices in our court and commercial newspapers were to decrease, our revenues, cash flows and profitability could be adversely affected.

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

In various states, legislatures have considered proposals that would eliminate or reduce the number of public notices required by statute. In addition, some state legislatures have proposed that state and local governments publish official government notices themselves online. The impetus for the passage of such laws may increase as online alternatives to print sources of information become more generally accepted. Some states have also proposed, enacted or interpreted laws to alter the frequency with which public notices are required to be published, reduce the amount of information required to be disclosed in public notices or change the requirements for publications to be eligible to publish public notices. In addition, new or increased government regulation of residential mortgage defaults may result in fewer or delayed foreclosures and, therefore, the publication of fewer related public notices or a delay in the publication of related public notices. Further, legislation changing the public notices required to be published in print or that adversely change the eligibility requirements for publishing public notices in states where we publish or intend to publish court and commercial newspapers would adversely affect our public notice revenues and could adversely affect our ability to differentiate our business information products, which could have an adverse impact on our revenues, profitability and growth opportunities.

Government regulations related to the Internet could increase our cost of doing business, affect our ability to grow or may otherwise negatively affect our business.

Governmental agencies and federal and state legislatures have adopted, and may continue to adopt, new laws and regulatory practices in response to the increasing use of the Internet and other online services. These new laws may be related to issues such as online privacy, copyrights, trademarks and service mark, sales taxes, fair business practices, domain name ownership and the requirement that our operating units register to do business as foreign entities or otherwise be licensed to do business in jurisdictions where they have no physical location or other presence. In addition, these new laws, regulations or interpretations relating to doing business through the Internet could increase our costs materially and adversely affect the revenues and results of operations in our Business Information Division.

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

Our business and reputation could suffer if third-party providers of printing, delivery and outsourced technology services that we rely upon, as well as newspapers where we place foreclosure public notices fail to perform satisfactorily.

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

Most of our print publications are delivered to our subscribers by the U.S. Postal Service. We have experienced, and may continue to experience, delays in the delivery of our print publications by the U.S. Postal Service. To the extent we try to avoid these delays by using third-party carriers other than the U.S. Postal Service to deliver our print products, we will incur increased operating costs. In addition, the U.S. Postal Service is considering eliminating Saturday delivery from its services. To the extent this change is implemented, it may have an adverse affect on our Minnesota and Missouri business information operations, which publish Saturday editions for certain of their papers. In addition, timely delivery of our publications is extremely important to many of our advertisers, public notice publishers and subscribers. Any delays in delivery of our print publications to our subscribers could negatively affect our reputation, cause us to lose advertisers, public notice publishers and subscribers and limit our ability to attract new advertisers, public notice publishers and subscribers.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive and corporate offices are located in Minneapolis, where we sublease approximately 22,700 square feet under a sublease terminating in February 2012, and lease approximately another 7,500 square feet under a lease terminating in March 2014. We own our office facilities in Phoenix and Baltimore, from which certain of our publishing units operate, and we lease 28 other office facilities in 16 states for our business information segment under leases that terminate on various dates between April 2011 and February 2019. We also own our print facility in Minneapolis and we lease print facilities in Baltimore and Oklahoma City, under leases that terminate in June 2014 and July 2015, respectively. NDeX (in our mortgage default processing services segment) subleases an aggregate of approximately 30,000 square feet in suburban Detroit from Trott & Trott, PC, a law firm in which NDeX’s chairman and chief executive officer, David A. Trott, owns a majority interest, at a rate of $10.50 per square foot, triple net, which sublease expires on March 31, 2012. Trott & Trott leases this space from NW13, LLC, a limited liability company in which Mr. Trott owns 75% of the membership interests. NDeX also leases or subleases office space at seven other facilities under leases that terminate on various dates between March 2012 and September 2027. Subsidiaries in our litigation support services segment lease 13 offices under leases terminating on various dates between April 2011 and June 2026. We consider our properties suitable and adequate for the conduct of our business. We do not believe we will have difficulty renewing the leases we currently have or finding alternative space in the event those leases are not renewed.

Item 3.	Legal Proceedings

We are from time to time involved in ordinary, routine claims and litigation incidental to our normal course of business, none of which we believe to be material to our financial condition or results of operations.

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

Period	High	Low

Year ended December 31, 2010
First Quarter	$12.08	$9.81
Second Quarter	$13.30	$10.30
Third Quarter	$12.33	$9.16
Fourth Quarter	$14.80	$9.65
Year ended December 31, 2009
First Quarter	$7.90	$4.07
Second Quarter	$14.82	$8.10
Third Quarter	$14.34	$10.19
Fourth Quarter	$13.28	$10.00

On March 1, 2011, the closing price per share of our common stock was $12.49. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 1, 2011, there were 1,656 holders of record of our common stock.

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

Performance Graph

The following graph shows a comparison from August 2, 2007 (the date our common stock began trading on the New York Stock Exchange) through December 31, 2010, of cumulative stockholders total return for our common stock, companies we deem to be in our industry peer group for both our Business Information and Professional Services Divisions, the New York Stock Exchange Market Index and the Russell 3000 Index. The companies included in the industry peer group for the Business Information Division consist of Daily Journal Corp (DJCO), Dun & Bradstreet Corporation (DNB), IHS Inc. (IHS), Morningstar, Inc. (MORN), Reed Elsevier (ENL) and Wolters Kluwer NV (WTKWY). The companies included in the industry peer group for the Professional Services Division consist of Automatic Data Processing, Inc. (ADP), American Reprographics Co. (ARC), First American Financial Corporation (FAF), Fidelity National Financial, Inc. (FNF), Huron Consulting Group (HURN), Lender Processing Services, Inc. (LPS) and Thompson-Reuters Corp (TRI). The nature of our business continues to evolve, as highlighted by the acquisitions of DataStream and Federal News in the second half of 2010 and the acquisition of DiscoverReady in November of 2009. Therefore, we have adjusted the companies in our peer groups for both our Business Information and Professional Services Divisions to more accurately reflect our current mix of business. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 was invested on August 2, 2007, in our common stock, the companies in our peer group indices (weighted based on market capitalization as of such date), the NYSE Market Index and the Russell 3000 Index, at the closing per share price on that date. Data for the NYSE Market Index, Russell 3000 Index and our peer groups assume reinvestment of dividends. Since our common stock began trading on the New York Stock Exchange, we have not declared any dividends to be paid to our stockholders and do not have any present plans to declare dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG THE DOLAN COMPANY, NYSE MARKET INDEX,
RUSSELL 3000 INDEX AND PEER GROUP COMPANIES

Company/Market/Peer Group	8/2/2007	9/30/2007	12/31/2007	3/30/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010

Dolan Co	$100.00	$137.13	$164.62	$115.80	$102.71	$56.94	$37.19	$44.41	$72.18	$67.66	$57.62	$61.34	$62.75	$64.16	$78.56
NYSE Composite Index	$100.00	$104.72	$102.11	$92.42	$92.01	$80.52	$62.02	$54.06	$64.67	$76.12	$79.56	$82.92	$72.51	$82.07	$90.22
Russell 3000 Index	$100.00	$103.96	$100.49	$90.39	$89.39	$81.58	$63.00	$56.19	$65.64	$76.35	$80.85	$85.66	$75.96	$84.72	$94.54
Business Information	$100.00	$104.95	$110.52	$100.89	$97.59	$85.28	$70.32	$65.32	$72.39	$77.60	$82.46	$80.17	$75.39	$85.02	$91.33
Professional Services	$100.00	$100.64	$98.01	$87.54	$84.31	$80.06	$80.64	$73.26	$77.12	$87.91	$89.21	$96.70	$91.45	$97.52	$100.15
Business Information (former)	$100.00	$81.03	$54.55	$43.44	$26.12	$15.55	$4.38	$3.90	$4.85	$12.33	$15.86	$19.17	$15.14	$16.05	$17.56
Professional Services (former)	$100.00	$100.92	$98.27	$88.86	$88.56	$82.00	$79.25	$72.45	$79.21	$89.35	$92.30	$98.19	$93.96	$99.98	$104.99

Source:  Morningstar

Unregistered Sales of Securities and Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock, nor did we have any unregistered sales of securities that were not described on a current report on Form 8-K, during the fourth quarter of 2010.

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial data for the periods and as of the dates presented below. You should read the following information along with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes, all of which are included elsewhere in this annual report on Form 10-K. We derived the historical financial data for the years ended December 31, 2010, 2009, and 2008, and as of December 31, 2010 and 2009, from our audited consolidated financial statements, included in this annual report on Form 10-K. We derived the historical financial data for the fiscal years ended December 31, 2007 and 2006, and the historical financial data as of December 31, 2008, 2007 and 2006, from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of the results of operations to be expected for future periods. These historical results include the operating results of businesses that we have acquired during each of the periods presented. See Note 3 of our audited consolidated financial statements later in this report for more information regarding businesses we have acquired in each of 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Professional Services Division revenues	$223,069	$172,535	$99,496	$67,015	$37,812
Business Information Division revenues	88,240	90,382	90,450	84,974	73,831

Total revenues	311,309	262,917	189,946	151,989	111,643
Total operating expenses	253,008	212,140	161,375	125,228	92,711
Equity in earnings of affiliates	4,580	4,615	5,646	5,414	2,736

Operating income	62,881	55,392	34,217	32,175	21,668
Interest expense, net	(6,358)	(6,072)	(8,473)	(8,521)	(6,433)
Non-cash interest expense related to redeemable preferred stock(1)	—	—	—	(66,132)	(28,455)
Other income (expense), net	197	3,847	33	(8)	(202)

Income (loss) before income taxes	56,720	53,167	25,777	(42,486)	(13,422)
Income tax expense	(21,479)	(18,570)	(9,209)	(7,863)	(4,974)

Net income (loss)	35,241	34,597	16,568	(50,349)	(18,396)
Less: Net income attributable to redeemable noncontrolling interests(2)	2,886	3,784	2,265	3,685	1,913

Net income (loss) attributable to The Dolan Company	$32,355	$30,813	$14,303	$(54,034)	$(20,309)

Net income (loss) attributable to The Dolan Company per share — basic and diluted	$1.07	$1.03	$0.53	$(3.41)	$(2.19)
(Increase) decrease in redeemable noncontrolling interest in NDeX, net of tax(3)	0.01	(0.31)	—	—	—

Net income (loss) attributable to The Dolan Company common stockholders per share — basic and diluted	$1.08	$0.72	$0.53	$(3.41)	$(2.19)

Weighted average shares outstanding — basic(4)	30,151	29,832	26,985	15,868	9,254
Weighted average shares outstanding — diluted(4)	30,314	29,916	27,113	15,868	9,254

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,862	$2,894	$2,456	$1,346	$786
Total working capital (deficit)	2,156	(21,067)	(12,588)	(5,460)	(8,991)
Total assets	535,788	528,290	470,627	226,367	186,119
Long-term debt, less current portion	131,568	137,960	143,450	56,301	72,760
Redeemable preferred stock	—	—	—	—	108,329
Total liabilities and redeemable noncontrolling interests	256,930	279,427	248,477	97,191	214,994
Total stockholders’ equity (deficit)	278,858	248,863	222,150	129,176	(28,875)

(1)	Consists of accrued but unpaid dividends on our series A preferred stock and series C preferred stock and the change in fair value of the shares of our series C preferred stock, with each share of our series C preferred stock being convertible into (1) one share of our series B preferred stock and (2) a number of shares of our series A preferred stock and our common stock for periods from August 1, 2003, through August 7, 2007. The conversion of our series C preferred stock and redemption of our preferred stock upon the consummation of our initial public offering in 2007 eliminated the non-cash interest expense we recorded for the change in fair value of our series C preferred stock.

(2)	Consists of a noncontrolling interest in DiscoverReady LLC of 15% from November 2, 2009 through April 30, 2010, and 14.7% from May 1, 2010, through December 31, 2010; a 50% noncontrolling interest in Legislative Information Services of America from October 1, 2010 through December 31, 2010; and the following noncontrolling interest in National Default Exchange:

		APC Investments		Sellers of
	Trott &	(or the Trott	Feiwell &	Barrett-NDEx
	Trott	Sellers, as a Group)	Hannoy	(as a Group)

March 14, 2006 — December 31, 2006(a)	19.0%	—	—	—
January 1, 2007 — January 8, 2007	19.0%	—	—	—
January 9, 2007 — November 30, 2007(b)	18.1%	—	4.5%	—
December 1, 2007 — December 31, 2007(c)	9.1%	—	2.3%	—
January 1, 2008 — January 31, 2008	9.1%	—	2.3%	—
February 1, 2008 — February 21, 2008(d)	—	9.1%	2.3%	—
February 22, 2008 — September 1, 2008(e)	—	9.1%	2.0%	—
September 2, 2008 — December 31, 2008(f)	—	7.6%	1.7%	6.1%
January 1, 2009 — December 30, 2009(g)	—	7.6%	1.7%	6.1%
December 31, 2009(h)	—	2.4%	1.7%	6.1%
January 1, 2010 — January 4, 2010(i)	—	—	—	6.2%
January 5, 2010 — December 31, 2010(j)	—	—	—	6.2%

(a)	On March 14, 2006, we acquired an 81.0% interest in NDeX from Trott & Trott, P.C.

(b)	In connection with NDeX’s acquisition of the mortgage default processing services business of Feiwell & Hannoy on January 9, 2007, NDeX issued to Feiwell & Hannoy a 4.5% membership interest in NDeX

(c)	On November 30, 2007, we purchased 9.1% and 2.2% of the then-outstanding membership interests of each of Trott & Trott and Feiwell & Hannoy, respectively.

(d)	On February 1, 2008, Trott & Trott assigned its membership interest in NDeX to APC Investments, LLC, an affiliate of Trott & Trott.

(e)	On February 22, 2008, NDeX made a capital call to fund the acquisition of the mortgage default processing services business of Wilford & Geske, P.A., in which Feiwell & Hannoy declined to participate, thereby diluting its interest in NDeX.

(f)	To fund, in part, the acquisition of Barrett-NDEx, NDeX made a capital call, in which neither APC Investments nor Feiwell & Hannoy participated, thereby diluting their interests. The noncontrolling interest of APC Investments and Feiwell & Hannoy were further diluted when NDeX issued a 6.1% membership interest to the sellers of Barrett-NDEx (as a group) on September 2, 2008 in partial consideration for the acquisition of Barrett-NDEx.

(g)	On December 1, 2009, APC Investments made a pro-rata distribution of its membership interest in NDeX to its members, the Trott Sellers. The pro-rata distribution is not reflected in the table above.

(h)	On December 31, 2009, we acquired an aggregate 5.1% of the noncontrolling interest in NDeX, from the Trott Sellers.

(i)	On January 4, 2010, we acquired an aggregate 2.4% of the noncontrolling interest in NDeX from the Trott Sellers.

(j)	On February 28, 2010, NDeX redeemed an aggregate 1.7% of the noncontrolling interest in NDeX from Feiwell & Hannoy.

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

(3)	Because the redeemable feature of the NDeX noncontrolling interest is outside of our control, we adjust the noncontrolling interest to the redemption amount at each reporting period. We have recorded this noncontrolling interest at the redemption amount, with the adjustment recorded through “additional paid-in capital” rather than directly as a charge against earnings. Because the redemption amount is based upon a formula and deemed not at fair value, we have employed the two-class method to calculate earnings per share based on net income (loss) from continuing operations attributable to The Dolan Company common stockholders.

(4)	Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 17 of our consolidated financial statements included in this annual report on Form 10-K for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2010, our total revenues increased $48.4 million, or 18.4%, from $262.9 million in 2009 to $311.3 million in 2010, largely as a result of increased revenues in our litigation support services segment. The litigation support revenue growth was driven primarily by our DiscoverReady business which we acquired in November 2009. DiscoverReady’s revenues grew $37.3 million in 2010 compared to 2009 when we only owned them for two months. In addition, revenues from our NDeX operations in Florida, which we acquired in October 2009, grew by $10.3 million in 2010. Our NDeX operations in Florida and the DiscoverReady acquisition in the fourth quarter of 2009, together accounted for the majority of the 19.2% increase in our operating expenses in 2010. Further, net income attributable to The Dolan Company increased to $32.4 million for 2010 from $30.8 million for the same period in 2009. As a result, net income attributable to The Dolan Company per diluted share increased from $1.03 in 2009 to $1.07 in 2010.

Recent Developments

New Credit Agreement

On December 6, 2010, we entered into a third amended and restated credit agreement, effective December 6, 2010 (the “New Credit Agreement”), with a syndicate of bank lenders for a $205.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015 and a revolving credit facility in an aggregate amount of up to $155.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015. At any time after December 6, 2012, if the outstanding principal balance of revolving loans under the revolving credit facility of the New Credit Agreement exceeds $50.0 million, $50.0 million of such revolving loans shall convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of December 6, 2015. The New Credit Agreement restated our previous credit agreement in its entirety. In connection with this new credit facility, we paid approximately $1.9 million in bank and legal fees. Please see “Cash Flows from Financing Activities” below for more discussion on our New Credit Agreement.

Stock Buy-Back Plan

Our board of directors approved a stock buy-back plan effective as of the closing of our new credit agreement on December 6, 2010. This plan allows us to repurchase up to 2 million shares of issued and outstanding common stock at prevailing market prices or negotiated prices through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. Between February 25, 2011 and March 9, 2011, we repurchased 137,500 shares under this plan for an aggregate of $1.7 million.

New Investments

In August 2010, we made a 19.5% investment in BringMetheNews, LLC (BMTN), a Minneapolis-based online news source. BMTN gathers local news from hundreds of online sources and distributes it through a network of online and social media sites. It also produces 16 daily radio newscasts that are broadcast on more than a dozen outlets. We account for this investment using the equity method of accounting. Our investment balance at December 31, 2010, was $0.7 million.

In the fourth quarter of 2010, we formed a strategic partnership with Telran, Inc., a leading provider of statehouse legislative information, to launch a 50-state, real-time legislative reporting and data service. The new service, headquartered in Austin, Texas, is called Legislative Information Service of America (LISA). It will provide real-time web-based reporting on floor and committee actions, bill filings, and other legislative activity. It features customized real-time tracking, alerts, full-text searches, daily calendars and critical analytical tools aimed at bills as they are filed and debated in statehouses across the United States. We own 50% of the equity interests in LISA, and consolidate this entity, recording noncontrolling interest for the 50% not owned by us.

Increase in our Ownership in NDeX

On December 31, 2009 and January 4, 2010, we, along with our wholly-owned subsidiary, Dolan APC, LLC, entered into two separate common unit purchase agreements with the Trott Sellers, under the terms of which the Trott Sellers sold an aggregate 7.6% ownership interest in NDeX to us, for an aggregate purchase price of $13.0 million and 248,000 shares of our common stock.

Of the $13.0 million cash due to the Trott Sellers, we have paid $10.8 million through the date of this annual report on Form 10-K. We will pay the remaining balance to the Trott Sellers in equal monthly installments of approximately $0.1 million, in the aggregate, which includes interest accruing on the unpaid principal balance at a rate of 4.25%.

David A. Trott and the other Trott Sellers are partners in the law firm, Trott & Trott, P.C., which is a customer of NDeX. Trott is the managing partner of Trott & Trott, P.C. and we also employ him as the chairman and chief executive officer of NDeX, where he is one of our executive officers. Under the common units purchase agreements described above where we purchased an aggregate 7.6% ownership interest in NDeX, Trott sold us his 5.1% ownership interest in NDeX for which we will pay him an aggregate of $8.8 million (exclusive of interest) and for which we issued to him 168,644 shares of our common stock. See also “Related Party Transactions and Policies — David A. Trott” in our proxy statement, which is expected to be filed with the SEC in early April 2011, for a description of certain other relationships between Trott, his law firm or his other affiliated entities and us.

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

On February 28, 2010, NDeX redeemed 23,560 common units, representing a 1.7% interest in NDeX, from Feiwell & Hannoy, in connection with Feiwell & Hannoy’s exercise of its put right as set forth in the NDeX operating agreement. NDeX redeemed these common units for $3.5 million, which was determined pursuant to the formula set forth in NDeX’s operating agreement. The redemption price is payable to Feiwell & Hannoy over a period of three years, in quarterly installments, with interest accruing at a rate of 5.25%. We have paid $1.4 million on this note through the date of this annual report on Form 10-K. Feiwell & Hannoy is a law firm customer of NDeX.

After the closing of the transactions described above, our ownership interest in NDeX increased from 84.7% to 93.8%.

New Line of Business in Professional Services Division

On November 2, 2009, we entered a new line of business in our Professional Services Division with the acquisition of an 85.0% interest in DiscoverReady LLC. DiscoverReady is a leading provider of outsourced discovery management and document review services to major United States and global companies and their counsel. DiscoverReady is headquartered in New York City, with an office in Charlotte, North Carolina. In accordance with the terms of the DiscoverReady operating agreement, we repurchased a 0.3% equity interest in DiscoverReady from DR Holdco in connection with the expiration of the employment agreement of DiscoverReady’s former chief financial officer in April 2010, thereby increasing our ownership percentage in DiscoverReady to 85.3%.

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

DiscoverReady is part of our Professional Services division and litigation support services segment. Our litigation support services segment was a new reportable segment in 2009 and includes the operations of DiscoverReady and Counsel Press (which was previously part of our professional services segment with NDeX). The operations of NDeX are now called our mortgage default processing services segment. Both our mortgage default processing services and litigation support services segments are part of our Professional Services division.

Regulatory Environment

Beginning in 2008, federal, state and local governmental entities and leaders have increasingly focused attention on foreclosures and have proposed, and in some cases, enacted legislation or taken other action that may have, and some of which has had, an adverse impact on the number of mortgage default case files NDeX is asked to process, the length of time it takes to process such files, the time over which we recognize revenue associated with the processing of those files, and the number of foreclosure public notices placed in our Business Information products and DLNP (our minority investment) for publication. This legislation includes the Hope for Homeowners

Act of 2008, the Emergency Economic Stabilization Act, the Streamlined Modification Program, and the Homeowner Affordability and Stability Plan (including the Making Home Affordable Program, the Home Affordable Modification Program (HAMP), and the Home Affordable Foreclosure Alternatives Program (HAFA)), the Protecting Tenants at Foreclosure Act, and laws passed to mitigate foreclosures in California, Maryland, Michigan, Indiana, and Florida. There also have been voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope New Alliance (a consortium that includes loan servicers). We have described these programs in our previous annual and quarterly reports in each of the previous few years.

Overall, 2010 included some additional legislation aimed at mitigating foreclosures, additional scrutiny on mortgage foreclosures, and voluntary stoppages of foreclosures by servicers and lenders.

In February 2010, the President announced a new $1.5 billion funding initiative, called the FHA Hardest-Hit Fund, to provide money for housing finance agencies or FHAs in Nevada, Michigan, California, Florida and Arizona. The Hardest-Hit Fund was created to offer what the President’s Administration called “relief in direct proportion to the scale of each state’s housing challenges.” The FHA Hardest-Hit program gives lenders in these five states more flexibility to create programs designed to prevent a mortgage from going into default or foreclosure including loan modification, mortgage forbearance, and principal reduction for borrowers who are over-leveraged or have “severe negative equity.”

In June 2010, new federal government directives concerning certain aspects of the federal Home Affordable Modification Program (HAMP) became effective. Among other things, the supplemental directives included clarification of the requirement to solicit all borrowers whose first mortgage loans are potentially eligible for HAMP, a prohibition against referral to foreclosure until either a borrower has been determined to be ineligible for HAMP or reasonable solicitation efforts have failed, and a requirement that a servicer provide a certification to the foreclosure attorney or trustee stating that a borrower is not HAMP-eligible before a foreclosure sale may be conducted.

In July 2010, a foreclosure mediation bill took effect in Maryland. This bill required the opportunity for court mediation for every owner-occupied residential foreclosure within 60 days of an owner’s request. We believe this bill contributed to a slowdown of foreclosure notices in Maryland during the latter part of 2010.

In late 2010, a change to the Servicemembers Civil Relief Act (SCRA) increased the number of months before a servicer can foreclose on a loan where the debtor is in the Military. Previously the Servicemembers Civil Relief Act (SCRA) had a 3-month delay from the time a servicemember was released from active duty before a foreclosure action could start. The mandatory delay has been increased to 9 months.

Beginning in September 2010, mortgage foreclosures received additional scrutiny due to widespread national media coverage of reported procedural and documentation error and lapses by other parties in the industry. The state attorneys general coordinated to review the foreclosure process. In most states the attorney general requested additional information about the foreclosure process, while in some states the attorney general requested a temporary freeze on foreclosure sales.

Certain servicers reacted to the attention being paid to the foreclosure process by various other government officials and constituencies, with self-imposed foreclosure sale and eviction moratoria in the fall of 2010 while these servicers verified their internal policies and procedures. Certain servicers also reacted to this environment of increased scrutiny in 2010 by requesting additional information and process verification from law firms and vendors to which they refer their mortgage foreclosures.

In the fall of 2010, numerous servicers halted foreclosures in the 23 judicial states. (In judicial states, the court system approves the foreclosures based on evidence such as affidavits, whereas in non-judicial states the foreclosure occurs outside the court system with different types of documents.) Some servicers have lifted these moratoria, and others have not. The halt on foreclosure sales has caused a slowdown of foreclosure referrals as servicers and creditors have appeared to focus on processes and other internal and external issues. NDeX operates in only two judicial states, Indiana and Florida. The halt on foreclosures and the slowdown of referrals negatively impacted our 2010 revenue in Indiana, but NDeX revenue in Florida remained strong due to opportunities presented there for market share increases due to circumstances and investigations experienced by law firms in Florida unrelated to Albertelli or NDeX.

In February 2011, the Department of the Treasury submitted a report to Congress entitled “Reforming America’s Housing Finance Market” which included a plan to responsibly reduce the role of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) in the mortgage market and expressed a goal of ultimately winding down both institutions. Many of the files we process are supported by Fannie Mae or Freddie Mac, therefore any change to these institutions, or broader changes to the mortgage market as a whole, may adversely impact the number of mortgage default files received by our law firm customers from their clients (and therefore the number directed they direct to us to process) and received by us for processing in California and Nevada by our mortgage lender and loan servicer customers.

These and other laws, proposed legislation, investigations, directives, voluntary programs, actions, plans, and court orders, have delayed, and may delay in the future, the referral of files to our law firm customers, or in the case of foreclosures on properties located in California and Nevada, the referral of files directly to us for processing. In addition, they may continue to increase the processing time for the foreclosure files between the referral to the attorney or trustee and the foreclosure sale and may affect margins. In some instances they may continue to increase the time over which we recognize revenue associated with the processing of such files, and may continue to decrease the number of foreclosure public notices placed in our Business Information products and DLNP (our minority investment) for publication.

Recent Acquisitions

We consummated the following acquisitions in 2010:

DataStream Content Solutions, LLC:  On December 1, 2010, we acquired DataStream Content Solutions, LLC (“DataStream”). In connection with this acquisition, we paid the sellers $15.0 million in cash at closing, held back $1.5 million payable 18 months after closing to secure indemnification claims, and are obligated to pay up to an additional $4.0 million in earnouts in two annual installments. The amount of the two annual earnout payments is based upon the acquired business achieving certain EBITDA targets during the calendar years ending December 31, 2011 and 2012.

Federal News Service, Inc.:  On August 9, 2010, we acquired certain assets of Federal News Service, Inc. (“Federal News”) for approximately $1.7 million in cash.

For more information on the products and services these companies provide, see “Our Products and Services — Business Information” earlier in this annual report.

Revenues

We derive revenues from our two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the year ended December 31, 2010, our total revenues were $311.3 million, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:

•	72% from our Professional Services Division (53% from mortgage default processing services and 19% from litigation support services); and

•	28% from our Business Information Division.

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

Mortgage Default Processing Services.  Through NDeX, we assist eight law firms in processing foreclosure, bankruptcy, eviction and to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. We also provide foreclosure processing services directly to mortgage lenders and loan servicers for properties located in California and Nevada. In addition, NDeX provides loan modification and loss mitigation support on mortgage default files to its customers and related real estate title work to the Barrett Law

Firm. Shareholders and/or principal attorneys of our law firm customers, including David A. Trott, chairman and chief executive officer of NDeX, are executive management employees of NDeX.

For the year ended December 31, 2010, we received approximately 378,800 mortgage default case files for processing. Our mortgage default processing service revenues accounted for 53% of our total revenues and 74% of our Professional Services Division’s revenues during 2010. We recognize mortgage default processing services revenues over the period during which the services are provided. We consolidate the operations, including revenues, of NDeX and record a noncontrolling interest adjustment for the percentage of earnings that we do not own. See “Noncontrolling Interest” below for a description of the impact of the noncontrolling interest in NDeX on our operating results. With the exception of foreclosure files we process for our law firm customer, Feiwell & Hannoy, and California and Nevada foreclosure files, we bill our customers upon receipt of the file and record amounts billed for services not yet performed as deferred revenue. For foreclosure files we process for Feiwell & Hannoy, we bill Feiwell & Hannoy in two installments and record amounts for services performed but not yet billed as unbilled services and amounts billed for services not yet performed as deferred revenue. For California and Nevada foreclosure files processed by us, we bill our customers for services at the time the file is complete and record amounts related to services performed, but not yet billed, as unbilled services. In California and Nevada, because we provide mortgage default processing services directly to mortgage lenders and loan servicers, we incur certain costs on behalf of our customers, such as trustee sale guarantees, title policies, and post and publication charges. We pass these costs directly through to our mortgage lender and loan servicers customers, and bill them at the time the file is complete. We have determined that these expenses should be recorded at net and, accordingly, do not record any revenue for these pass-through costs. We also provide title services primarily to the Barrett Law Firm, and we bill for these services when the title matter is completed and recognize revenue as we perform the services.

NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states for which it processes files as well as the quantity and mix of the files we process (e.g., foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. We have entered into long-term services agreements with each of our law firm customers. These agreements provide for the exclusive referral of files from the law firms to NDeX for servicing, except that the Barrett Law Firm and Trott & Trott may refer files elsewhere if they are otherwise directed by clients. During 2010, each of the Barrett Law Firm and Trott & Trott accounted for more than 10% of our mortgage default processing services revenues, with the Barrett Law Firm accounting for 44% of these revenues and Trott & Trott accounting for 26% of these revenues. Our services agreements with Trott & Trott and the Barrett Law Firm have initial terms that expire in 2021 and 2033, respectively. However, these terms may be automatically extended for up to two successive ten year periods, in the case of our agreement with Trott & Trott, or successive five year periods, in the case of our agreement with the Barrett Law Firm, unless either party elects to terminate the term then-in-effect with prior notice. The initial terms of our services agreements with our other law firm customers expire between 2022 to 2030, which terms may be automatically extended for up to two successive five or ten-year periods depending upon the law firm customer unless either party elects to terminate the term then-in-effect with prior notice.

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

Deferred revenue includes revenues billed for mortgage default processing services that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At December 31, 2010, we had such deferred revenue on our balance sheet in the amount of $14.4 million.

Litigation Support Services.  Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the year ended December 31, 2010, our litigation support services revenues accounted for 19% of our total revenues and 26% of our Professional Services Division’s revenues. DiscoverReady provides its services to major United States and global companies and their counsel and assists them in document reviews and helping them manage the discovery process. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady also provides related technology management services. DiscoverReady bills its customers primarily based upon the number of documents reviewed and the amount of data or other information it processes in connection with those reviews. Accordingly, our discovery management and document review services revenue are largely determined by the volume of data we review. Our discovery management and document review services revenue accounted for 14% of our total revenues, 74% of our litigation support services segment revenues, and 20% of our total Professional Services Division revenues for the year ended December 31, 2010. During 2010, DiscoverReady’s top two customers, both of whom are in the financial services industry, accounted for 78%, in the aggregate, of DiscoverReady’s total revenues.

Counsel Press assists law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the year-ended December 31, 2010, our appellate services revenues accounted for 5% of our total revenues, 26% of our litigation support services revenues, and 7% of our total Professional Services Division revenues.

We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court.

We consolidate the operations of DiscoverReady and record an adjustment for noncontrolling interest for the percentage of DiscoverReady that we do not own. Because the redeemable feature of this noncontrolling interest is based on fair value (unlike the noncontrolling interest in NDeX), we are not required to record this adjustment as an item affecting net income attributable to The Dolan Company common stockholders. See “Noncontrolling Interest” below.

Business Information.  Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising, which consists of display and classified advertising in our print products and web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 9% of our total revenues and 30% of our Business Information Division revenues for the year ended December 31, 2010. We recognize display and classified advertising revenues upon placement of an advertisement in one of our publications or on one of our web sites. We recognize display and classified advertising revenues generated by sponsorships, advertising and ticket sales from local events when those events are held. Advertising revenues are driven primarily by the volume, price and mix of advertisements published, as well as how many local events are held.

We publish more than 300 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 15% of our total revenues and 52% of our Business Information Division revenues for the year ended December 31, 2010. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published. This is primarily affected by the number of residential mortgage foreclosures in the 14 markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

We sell our business information products, including our DataStream and Federal News products and services, primarily through subscriptions. For the year ended December 31, 2010, our subscription and other revenues, which consist primarily of subscriptions, single-copy sales, transcriptions and access to state and federal legislative information, accounted for 5% of our total revenues and 18% of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At December 31, 2010, we had such deferred revenue on our balance sheet in the amount of $8.8 million. Subscription and other revenues are primarily driven by the number of copies sold and the subscription rates charged to customers.

Operating Expenses

Our operating expenses consist of the following:

•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for the operational staff at NDeX, DiscoverReady, and Counsel Press and our editorial personnel in our Business Information Division, production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and delivery of our business information products, and packaging and data service fees in connection with our California and Nevada foreclosure files;

•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing related expenses and other office-related payments;

•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from one to thirty years; and

•	Amortization expense, which represents the cost of finite-life intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from two to thirty years.

Total operating expenses as a percentage of revenues were 81% in 2010, and depend upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may continue to shift between fiscal periods and over time as Professional Services revenues continue to grow at a faster pace that Business Information revenues.

Equity in Earnings of Affiliates

The Detroit Legal News Publishing, LLC.  We own 35% of the membership interests in The Detroit Legal News Publishing, LLC (DLNP), the publisher of The Detroit Legal News and ten other publications. We account for our investment in DLNP using the equity method. For the years ended December 31, 2010, 2009 and 2008, our percentage share of DLNP’s earnings was $4.7 million, $4.9 million and $5.6 million, respectively, which we recognized as operating income. NDeX handles all public notices required to be published in connection with files it processes for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.

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

Other.  Other than DLNP, as of December 31, 2010, we have one additional equity method investment. In 2010, we invested in 19.5% of the membership interests in BringMetheNews, LLC (BMTN). The net investment balance in BMTN at December 31, 2010 is $0.7 million. Please refer to “Recent Developments — New Investments” above for further information about our investment in BMTN.

On December 31, 2009, we sold our investment in GovDelivery in connection with its merger with Internet Capital Group. We received $3.6 million in cash upon the consummation of the sale, with an additional $0.6 million held back for the payment of indemnification claims pursuant to the terms of the merger agreement. Accordingly, we recorded a gain on our sale of this investment in 2009 in the amount of $2.4 million, which was included in other income in our consolidated statement of operations for the year ending December 31, 2009. In 2010, we received $0.2 million of the amount held back, and have included this in other income for the year ended December 31, 2010.

Noncontrolling Interest

From January 1, 2009, through November 1, 2009, the noncontrolling interest consisted of an aggregate 15.3% interest in NDeX held by APC Investments, LLC (7.6%), Feiwell & Hannoy (1.7%) and the sellers of Barrett-NDEx or their transferees (as a group) (6.1%). APC Investments was a limited liability company owned by NDeX chairman and chief executive officer, David A. Trott, and the other shareholders of Trott & Trott, an NDeX customer. Beginning on November 2, 2009, the noncontrolling interest also included a 15.0% interest in DiscoverReady LLC held by DR Holdco LLC, which was reduced to 14.7% as a result of our repurchase of the 0.3% equity interest in DiscoverReady from DR Holdco in connection with the expiration of the employment agreement of the former CFO of DiscoverReady in April 2010. .

At December 31, 2009, the noncontrolling interest in NDeX changed to an aggregate 10.2% interest as a result of our acquisition of a 5.1% interest in NDeX from the Trott Sellers (who were the members of APC Investments). In the first quarter of 2010, we acquired the remaining interest in NDeX held by the Trott Sellers, as well as redeemed Feiwell & Hannoy’s interest in NDeX, all of which reduced the noncontrolling interest in NDeX to 6.2% (which is held by the sellers of Barrett-NDEx or their transferees). You should refer to “Recent Developments — Increase in our Ownership in NDeX” earlier in this annual report for information about the change in our ownership in NDeX during the years ended December 31, 2010 and 2009.

In the fourth quarter of 2010, we formed Legislative Services of America (LISA), and consolidate this entity. We record noncontrolling interest for the 50% we do not own. You should refer to “Recent Developments — New Investments” earlier in this annual report for more information.

Under the terms of the NDeX operating agreement, each month, we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. We paid the following distributions during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008

APC Investments	$113	$1,607	$1,098
Feiwell & Hannoy	48	363	253
Sellers of Barrett-NDEx (as a group)	480	1,270	—

Total	$641	$3,240	$1,351

The sellers of Barrett-NDEx or their transferees, each as members of NDeX, have the right, for a period of six months following September 2, 2012, to require NDeX to repurchase all or any portion of their respective membership interest in NDeX. To the extent any seller of Barrett-NDEx timely exercises this right, the purchase price of such membership interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would be payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2%.

Under the terms of the DiscoverReady limited liability agreement, DR Holdco (who holds the noncontrolling interest in DiscoverReady) has the right, for a period of ninety days following November 2, 2012, to require DiscoverReady to repurchase all or any portion of its equity interest in DiscoverReady. To the extent that DR Holdco timely exercises this right, the purchase price of such equity interest will be based on the fair market value of such interest. During that same period, we also have the right to require DR Holdco to sell its entire equity interest in DiscoverReady to us. If we timely exercise our right, we would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under the following circumstances: An individual seller of DiscoverReady may require DiscoverReady to repurchase the portion of DR Holdco’s interest in DiscoverReady that he beneficially owns if he is terminated without cause or quits for good reason prior to the expiration of his employment agreement. If we terminate any individual seller of DiscoverReady for cause or if such seller quits without good reason, we can require DR Holdco to sell to us the portion of its interest in DiscoverReady that reflects such seller’s beneficial interest in us. The purchase price for that portion of the equity interest repurchased or sold if these rights are exercised based on the interest’s fair market value. With respect to the former CFO of DiscoverReady, in 2010 we repurchased that portion of DR Holdco’s interest in DiscoverReady which he beneficially owned, upon the expiration of his employment agreement. As a result, our ownership interest in DiscoverReady increased to 85.3%, and the noncontrolling interest in DiscoverReady was reduced to 14.7%. The DiscoverReady operating agreement does not require us to pay any monthly cash distributions to DR Holdco; however, we are obligated to make distributions to DR Holdco to pay its tax liabilities. During the year ended December 31, 2010, we made such distributions of $1.0 million to DR Holdco. No such distributions were made in 2009.

DiscoverReady may engage an independent third party valuation firm to assist it in determining the fair market value of the equity interest being repurchased by DiscoverReady or sold to us if any of the above-described rights are exercised. The purchase price for any equity interests repurchased or sold pursuant to these rights, if exercised, will be paid in cash to the extent allowed by the terms of our then-existing credit agreement, or pursuant to a three-year unsecured promissory note, bearing interest at a rate equal to prime plus 1%.

We are required to record the redeemable noncontrolling interests (“NCI”) in NDeX and DiscoverReady to their redemption amounts at each reporting period. The NDeX NCI is adjusted to the estimated redemption amount at each reporting period based on the formula as discussed above. The DiscoverReady NCI is adjusted to fair value each period. During the year ended December 31, 2010, the adjustments recorded to the NCI for NDeX were $(0.2) million net of tax, and the adjustments recorded to the NCI for DiscoverReady were $4.6 million net of tax. Please see our audited consolidated statements of stockholders’ equity and comprehensive income, as well as Note 1 to our audited consolidated financial statements, included in this annual report on Form 10-K for further information regarding accounting for noncontrolling interests and its implications to our financial statements.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

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

We believe the critical accounting policies that require the most significant estimates, assumptions and judgments to be used in the preparation of our consolidated financial statements are business combinations, revenue recognition in connection with mortgage default processing services, impairment of intangible assets and other long-lived assets, fair value of DiscoverReady’s noncontrolling interest, share-based compensation expense, income taxes, and accounts receivable allowances.

Business Combinations

We have acquired a number of businesses during the last several years, and we expect to acquire additional businesses in the future. In a business combination, we determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. The fair value of the acquired business is allocated to the acquired assets and assumed liabilities in amounts equal to the fair value of each asset and liability, and any remaining fair value of the acquired business is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable, finite-life intangible assets, such as mastheads, trade names and advertising, subscriber and other customer lists, are amortized over the intangible asset’s future cash flows. The estimated useful life of amortizable identifiable intangible assets ranges from two to thirty years. Goodwill, as well as other intangible assets determined to have indefinite lives, is not amortized. Accordingly, the accounting for acquisitions has had, and will continue to have, a significant impact on our operating results.

During the year ended December 31, 2010, we applied business combination accounting to the following acquisitions: (1) the assets of Federal News on August 9, 2010, and (2) the equity interests of DataStream on December 1, 2010. See Note 3 to our consolidated financial statements included in this annual report on Form 10-K for more information about the application of business combination accounting to these acquisitions.

Revenue Recognition

We recognize mortgage default processing service revenues on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make significant estimates as to the appropriate length of the revenue recognition period and allocation of revenues within those periods. We base these estimates primarily upon our historical experience and our knowledge of processing cycles in each of the states in which we do business, as well as recent legislative changes which impact the processing period. Our revenue recognition periods for mortgage default processing services revenues ranges from one to 17 months. Because of the extended time over which we may recognize these revenues, we carry a balance of deferred revenues on our balance sheet, representing revenues billed but not yet earned. As of December 31, 2010 and 2009, we recorded an aggregate $14.4 million and $10.9 million, respectively, as deferred revenues related to mortgage default processing services on our balance sheet.

We record revenues recognized for services performed, but not yet billed, to our customers as unbilled services. As of December 31, 2010 and 2009, we recorded an aggregate $13.9 million and $17.0 million, respectively, as unbilled services and included these amounts in accounts receivable on our balance sheet.

Intangible Assets and Other Long-Lived Assets

We test our indefinite-lived intangible assets (which primarily includes goodwill) annually for impairment using a November 30 measurement date. We test all finite-life intangible assets and other long-lived assets, such as fixed assets, for impairment whenever circumstances or events indicate that it is more likely than not that the fair value of one of these assets is below its carrying value. Circumstances that could represent triggering events and therefore require an interim impairment test of goodwill or evaluation of our finite-life intangible assets or other long lived assets include the following: loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry, economic or regulatory changes or a significant decline in market capitalization. We have determined that there was no impairment of our goodwill or other indefinite-lived intangible assets during 2010, nor any triggering events which would require an impairment of our finite-life intangible assets.

We periodically evaluate the estimated economic lives and related amortization expense for our finite-life intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements, and current and projected cash flows. The determination of useful lives and whether long-lived assets are impaired includes the use of accounting estimates and assumptions, changes in which could materially impact our financial condition and operating performance if actual results differ from such estimates and assumptions. During the year ended December 31, 2010, we did not revise any of the existing lives of our finite-life intangible assets.

At December 31, 2010, we had total indefinite-lived intangible assets of $225.4 million, including goodwill of $217.2 million. Goodwill was attributed to our four reporting units as follows: business information segment ($61.8 million); mortgage default processing services segment ($131.7 million) and from the two subsidiaries in our litigation support services segment, DiscoverReady ($15.8 million) and Counsel Press ($7.9 million).

The first step of our test for impairment of goodwill requires us to estimate the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying value. We determined the fair value of our reporting units using both a discounted cash flow approach and a comparative market approach. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The market approach provides indications of value based on market multiples for public companies involved in similar lines of business. The fair values derived from these valuation methods are then weighted to determine an estimated fair value for each reporting unit, which is compared to the carrying value of each reporting unit to determine whether impairment exists. We then compared the total fair values for all reporting units to our overall market capitalization as a test of the reasonableness of this approach.

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

In determining the fair values of our reporting units using the discounted cash flow approach, we considered our projected operating results and then made a number of assumptions. These assumptions included those of market participants regarding future business plans, economic projections and market data as well as management estimates regarding future cash flows and operating results. The key assumptions we used in preparing our discounted cash flow analysis are (1) projected cash flows, (2) risk adjusted discount rate, and (3) expected long term growth rate.

We based our comparative market approach on the valuation multiples (enterprise value divided by EBITDA) of a selected group of peer companies. We then used an average of these multiples to estimate the fair value of each of our reporting units.

The assumptions we used in estimating our reporting units’ fair values are sensitive and variances in these assumptions could have a significant effect on the determination of impairment of our indefinite-lived intangible assets. Further, we cannot predict what future events may occur that could adversely affect the reported value of our indefinite-lived intangible assets. These events include, but are not limited to, any strategic decisions we may make in response to economic or competitive conditions affecting our reporting units and the effect of the economic and regulatory environment on our business. If we are required to take an impairment charge in the future, it could have a material effect on our consolidated financial statements. However, any such charge, if taken, will not have any impact on our ability to comply with the covenants contained in our current credit agreement because goodwill impairment charges are excluded from the calculation of adjusted EBITDA for purposes of meeting the total cash flow leverage and fixed charge coverage ratios in that agreement and because there is no net worth minimum covenant. Future credit agreements may, however, contain covenants that may be impacted by such non-cash impairment charges.

Using an equal weighting of the discounted cash flow and comparative market approaches, which is consistent with prior years, each of our reporting units passed step one of the impairment test, as their estimated fair values were in excess of their carrying values. In our discounted cash flow approach, we have assumed that any foreclosure-related state or federal government and/or lender based programs would not have a material effect on our results of operations. If such legislative programs are enacted or lender based programs are expanded, there may be a delay or reduction in the number of mortgage default files that our customers send to us for processing and therefore a decline in cash flows. Such future reductions or delays in mortgage default file processing could have an impact on the estimated fair value under both approaches we used.

As a test of the reasonableness of the estimated fair values for our reporting units, as determined under both the discounted cash flow analysis and comparative market approach described above, we compared the aggregate weighted fair value for our reporting units under these approaches to the fair value of the company, as a whole. We computed the company’s fair value, as of November 30, 2010, by (1) multiplying: (a) the closing price for a share of our common stock as reported by the New York Stock Exchange ($13.70) by (b) the number of outstanding shares of our common stock, and (2) adding a control premium of 12%; and (3) adding the amount of outstanding long-term debt, which was the only asset or liability that we did not allocate to a reporting unit. We refer to this calculation as the “market capitalization approach.” We have applied a control premium to our market capitalization analysis because such premiums are typically paid in acquisitions of publicly traded companies. These control premiums represent the ability of an acquirer to control the operations of the business. Using the market capitalization approach described above, our company had an estimated fair value of $588.2 million, which exceeds the aggregate carrying value of our individual reporting units of $418.2 million, which we calculated using an equal weighting of the discounted cash flow and market approaches described above. This confirmed the conclusion from our discounted cash flow and comparative market approaches discussed above that our indefinite-lived intangible assets were not impaired as of our measurement date.

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

See Note 8 to our consolidated financial statements included in this annual report on Form 10-K for more information about our intangible assets.

Fair Value of DiscoverReady’s Noncontrolling Interest

Because DiscoverReady’s noncontrolling interest is redeemable outside of our control, we are required to adjust it to fair value at each reporting period. In 2010, we increased the value of the noncontrolling interest in DiscoverReady by $7.4 million ($4.6 million net of tax) as a result of this adjustment.

Share-Based Compensation Expense

Under our incentive compensation plan, we have reserved for issuance 4.8 million shares of common stock (which was increased in 2010 from 2.7 million shares), of which approximately 2.3 million shares were available for grant as of December 31, 2010. Our incentive compensation plan provides for awards in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, deferred shares, performance units and other stock-based awards. We recognize all share-based payments to employees and non-employee directors, including grants of stock options and shares of restricted stock, based on the estimated fair value of the equity or liability instruments issued. We estimate the fair value of share-based awards using the Black-Scholes option pricing model at the grant date, with compensation expense recognized as the requisite service is rendered. We have not issued any market/performance based awards.

We have used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the stock option awards that we issued, using the closing share price of our common stock on the grant date for all options issued subsequent to our initial public offering. In connection with our Black-Scholes option pricing model, we calculated the expected term of stock option awards by using the period over which we expect the option holder will hold the stock options. We estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from projections. For stock options issued, we have assumed a six percent forfeiture rate for all awards issued to non-executive management and other employees and non-employee directors, and a zero percent forfeiture rate for all awards issued to executive management employees. We also made assumptions with respect to expected stock price volatility based on the average historical volatility of a select peer group of similar companies, or on a mix of the volatility of the price of our own common stock and that of these peer companies as we develop more trading history and therefore can begin to place more reliance on our stock price volatility. In addition, we chose to use the risk free interest rate for the U.S. Treasury zero coupon yield curve in effect at the time of grant for a bond with a maturity similar to the expected life of the options.

Our incentive compensation plan allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. We determine the share-based expense for restricted stock awards based on the market price of our stock on the date of grant applied to the total number of shares that are anticipated to fully vest. For restricted stock issued, we have assumed a seven percent forfeiture rate on all restricted stock awards issued to non-management employees, a six percent forfeiture rate on all restricted stock awards issued to non-executive management employees, and a zero percent forfeiture rate on restricted stock awards issued to a limited number of executive employees. Compensation expense is amortized over the vesting period.

See Note 17 to our consolidated financial statements included in this annual report on Form 10-K for more information about our share-based compensation expense.

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

The extent of our operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in various tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

See Note 13 to our consolidated financial statements included in this annual report on Form 10-K for more information pertaining to income taxes.

Accounts Receivable Allowances

We extend credit to our customers, including advertisers, public notice publishers, professional service customers and others, based upon an evaluation of each customer’s financial condition, and collateral is generally not required. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable.

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

RESULTS OF OPERATIONS

The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Year Ended December 31,
	2010	% of Revenues	2009	% of Revenues	2008	% of Revenues

Revenues:
Professional Services Division	$223,069	71.7%	$172,535	65.6%	$99,496	52.4%
Business Information Division	88,240	28.3%	90,382	34.4%	90,450	47.6%

Total revenues	311,309	100.0%	262,917	100.0%	189,946	100.0%

Operating expenses:
Professional Services Division	169,664	54.5%	130,281	49.6%	75,255	39.6%
Business Information Division	72,078	23.2%	69,056	26.3%	74,453	39.2%
Unallocated corporate operating expenses	11,266	3.6%	12,803	4.9%	11,667	6.1%

Total operating expenses	253,008	81.3%	212,140	80.7%	161,375	85.0%
Equity in earnings of affiliates	4,580	1.5%	4,615	1.8%	5,646	3.0%

Operating income	62,881	20.2%	55,392	21.1%	34,217	18.0%
Interest expense, net	(7,543)	(2.4)%	(7,206)	(2.7)%	(7,085)	(3.7)%
Non-cash interest expense (income) related to interest rate swaps	1,185	0.4%	1,134	0.4%	(1,388)	(0.7)%
Other income, net	197	0.1%	3,847	1.5%	33	—

Income before income taxes	56,720	18.2%	53,167	20.2%	25,777	13.6%
Income tax expense	(21,479)	(6.9)%	(18,570)	(7.1)%	(9,209)	(4.8)%

Net income before noncontrolling interest	35,241	11.3%	34,597	13.2%	16,568	8.7%
Less: Net income attributable to redeemable noncontrolling interests	2,886	0.9%	3,784	1.4%	2,265	1.2%

Net income attributable to The Dolan Company	$32,355	10.4%	$30,813	11.7%	$14,303	7.5%

Net income attributable to The Dolan Company per share — basic and diluted	$1.07		$1.03		$0.53
(Increase) decrease in redeemable noncontrolling interest in NDeX	0.01		(0.31)		—

Net income attributable to The Dolan Company common stockholders per share — basic and diluted	$1.08		$0.72		$0.53

Weighted average shares outstanding — basic	30,151		29,832		26,985
Weighted average shares outstanding — diluted	30,314		29,916		27,113

Year Ended December 31, 2010
Compared to Year Ended December 31, 2009

Revenues

	For the Years
	Ended
	December 31,
	2010	2009	Increase
	($’s in millions)

Total revenues	$311.3	$262.9	$48.4	18.4%

Our total revenues increased primarily as a result of increased revenues in our litigation support services segment, driven by our DiscoverReady business which we acquired in November 2009. DiscoverReady’s revenues grew $37.3 million in 2010 compared to 2009 when we only owned them for two months. These operations generated $43.4 million in revenues during 2010 (the DiscoverReady operations generated $25.9 million in 2009, of which $19.8 million was generated under previous ownership and thus not included in our operating results for 2009). The increase in mortgage default processing services revenues of $12.8 million was primarily driven by a $10.3 million increase in revenues from our NDeX Florida operations acquired in 2009. In 2010, these operations received 36,200 files for processing, compared to 15,600 files received in 2009 (which includes 11,400 files received in the first nine months of 2009 when we did not own them). NDeX’s total file volume increased by 29,300 files, from 349,500 in 2009 to 378,800 in 2010. Refer to the revenue discussion below in “Professional Services Division Results” for more discussion on NDeX’s file volume. Revenues in our Business Information Division declined $2.1 million in 2010. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 71.7% and 65.6% of our total revenues from our Professional Services Division and 28.3% and 34.4% of our total revenues from our Business Information Division for the years ended December 31, 2010 and 2009, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 52.8% and 57.6% of our total revenues in each of 2010 and 2009, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 18.9% and 8.0% of our total revenues in each of 2010 and 2009. This change in mix resulted primarily from the DiscoverReady acquisition in 2009, as well as general economic conditions in the markets our business information products serve. We expect that, in 2011, total revenues in our Professional Services division will continue to increase year-over-year and as a percentage of our total revenues, particularly those revenues in our litigation support services segment.

Operating Expenses

	For the Years
	Ended
	December 31,
	2010	2009	Increase (decrease)
	($’s in millions)

Total operating expenses	$253.0	$212.1	$40.9	19.3%
Direct operating expense	121.5	95.9	25.6	26.7%
Selling, general and administrative expenses	105.7	89.7	16.0	17.8%
Depreciation expense	9.8	9.4	0.4	4.3%
Amortization expense	16.0	17.1	(1.1)	(6.6)%

Total operating expenses as a percentage of revenues increased slightly to 81.3% for the year ended December 31, 2010 from 80.7% for the year ended December 31, 2009.

Direct Operating Expenses.  The increase in direct operating expenses consisted of a $24.8 million increase in our Professional Services Division and a $0.8 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information

Division Results” below for more information regarding the causes of these increases. Direct operating expenses as a percentage of total revenues increased to 39.0% for 2010, from 36.5% for 2009.

Selling, General and Administrative Expenses.  The increase in our selling, general and administrative expenses consisted of a $14.9 million increase in our Professional Services Division and a $2.4 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these increases.

Partially offsetting these increases in our operating divisions was a $1.4 million year-over-year decrease in unallocated costs in our corporate operations. The primary reason for this decrease is that in 2009, we incurred a number of large medical claims, and our medical insurance allocations to our divisions were not sufficient to cover such costs. In 2010, we increased our allocations in order to cover anticipated claims, thus resulting in lower costs that remained in corporate. This change resulted in a $1.1 million year-over-year decrease in unallocated medical insurance costs in corporate. For the total company, our medical costs increased $0.4 million. Also contributing to the decrease in unallocated costs in our corporate operations was a $0.3 million severance expense recorded in 2009 in connection with the elimination of an executive officer position, for which we had no similar expense in 2010.

Selling, general and administrative expense as a percentage of revenue was relatively constant at 33.9% for 2010 compared to 34.1% for 2009.

Depreciation and Amortization Expense.  Our depreciation expense increased primarily as a result of the finalization of the purchase price accounting late in the third quarter of 2009 recorded in connection with the Barrett-NDEx acquisition, which resulted in a higher allocation to depreciable software. Our amortization expense decreased primarily because of the additional $0.9 million of amortization expense recorded in 2009 associated with the non-compete intangible asset attributable to Michael Barrett, a senior officer at Barrett-NDEx, which was fully amortized in 2009 as a result of his death in January 2009. Additionally, the finalization of the purchase price allocation in 2009 of the intangible assets associated with the Barrett-NDEx acquisition resulted in a reduction to amortizable intangible assets, and, therefore, a reduction in amortization expense. Partially offsetting these decreases was an increase in amortization expense of $1.7 million as a result of the DiscoverReady acquisition.

Interest Expense, Net

	For the Years Ended
	December 31,
	2010	2009	Increase (decrease)
	($’s in millions)

Total interest expense, net	$7.5	$7.2	$0.3	4.7%
Interest on bank credit facility	3.9	5.1	(1.1)	(21.8)%
Cash interest expense on interest rate swaps	2.5	1.7	0.8	49.2%
Amortization of deferred financing fees	0.9	0.3	0.6	237.2%
Other	0.3	0.2	0.1	8.0%

Interest expense related to our bank credit facility decreased $1.1 million in 2010. For 2010, our average outstanding borrowings on our credit facility were $140.9 million compared to $151.9 million for 2009. Additionally, the weighted average interest rate on those borrowings ranged from 2.3% — 2.5% in 2010, compared to 2.4% — 3.8% in 2009, therefore resulting in lower interest expense. Cash interest incurred on our interest rate swaps increased primarily as a result of the increase in the notional amount of our swaps, and, to a lesser extent, interest rate changes. Amortization of deferred financing fees increased as a result of the write-off in 2010 of certain financing fees related to our previous credit facility.

Non-Cash Interest Income Related to Interest Rate Swaps

	For the Years Ended
	December 31,
	2010	2009	Increase
	($’s in millions)

Non-cash interest income related to interest rate swaps	$1.2	$1.1	$0.1	4.5%

Non-cash interest income related to interest rate swaps, for which we do not apply hedge accounting, increased $0.1 million. The estimated fair value of all our fixed rate interest rate swaps, including those for which we apply hedge accounting, recorded on our balance sheet changed by $0.9 million, to a $2.4 million liability at December 31, 2010, from a $1.5 million liability at December 31, 2009.

Other Income

	For the Years Ended
	December 31,
	2010	2009	Decrease
	($’s in millions)

Other income	$0.2	$3.8	$(3.7)	(94.9)%

The $0.2 million other income in 2010 relates to the receipt of escrow funds related to the 2009 sale of our investment in GovDelivery, Inc. In 2009, we recorded a $2.4 million gain on the sale of our investment in GovDelivery in 2009, as well as the $1.4 million net gain recorded related to the receipt of insurance proceeds on the company-owned life insurance of Michael Barrett, a senior officer of Barrett-NDEx, who passed away in January 2009.

Income Tax Expense

	For the Years Ended
	December 31,
	2010	2009	Increase
	($’s in millions)

Income tax expense	$21.5	$18.6	$2.9	15.6%
Effective tax rate	37.9%	34.9%

Income tax expense increased in 2010 over 2009 primarily as a result of higher income recorded in 2010, and an increase in our state income tax expense. Income tax expense for 2010, as a percentage of income before income taxes, was 37.9% compared to 34.9% for 2009. Income tax expense for 2009 was favorably impacted by the receipt of non-taxable life insurance proceeds which accounts for 1.1% of the rate differential year over year.

Professional Services Division Results

Revenues

	For the Years
	Ended
	December 31,
	2010	2009	Increase
	($’s in millions)

Total Professional Services Division revenues	$223.1	$172.5	$50.5	29.3%
Mortgage default processing service segment revenues	164.3	151.5	12.8	8.4%
Litigation support services segment revenues	58.8	21.1	37.7	179.2%

Our Professional Services revenues increased primarily as a result of increased revenues in our litigation support services segment, driven by our DiscoverReady business which we acquired in November 2009. DiscoverReady’s revenues grew $37.2 million in 2010 compared to 2009 when we only owned them for two months. These operations generated $43.4 million in revenues during 2010 (the DiscoverReady operations generated $25.9 million in 2009, of which $19.8 million was generated under previous ownership and thus not included in our operating results for 2009). The increase in DiscoverReady’s revenues resulted primarily from increased volume from two major customers, both of whom are in the financial services industry. Counsel Press’ revenues, another component of the litigation support services segment, grew 2.6% year-over-year on higher case volumes. The increase in mortgage default processing services revenues of $12.8 was primarily driven by a $10.3 million increase in revenues from our NDeX operation in Florida which we acquired in October 2009. These operations generated $12.6 million in revenues during 2010 (the NDeX Florida operations generated $2.3 million during the period we owned them in 2009), having received approximately 36,200 files for processing during 2010 (compared to 15,600 files in 2009, of which 11,400 were received for processing under previous ownership).

For the year ended December 31, 2010, we received for processing approximately 378,800 mortgage default case files compared to approximately 349,500 mortgage default case files that we received for processing for the year ended December 31, 2009. Excluding the 36,200 files received by our operations in Florida, the file volume from our existing NDeX business was relatively flat year-over-year (less than 0.8% decrease), with some of our geographic locations experiencing growth, while other saw volume decreases. We believe these flat volumes are due, in part, to the various regulatory and marketplace dynamics experienced in 2010 as described more fully in “Recent Developments — Regulatory Environment” earlier in this annual report. We continue to believe that these programs will not be effective in permanently modifying the large number of delinquent loans, which constitute the pipeline for foreclosure referrals.

The Barrett Law Firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 70.5% of our mortgage default processing services segment and 51.9% of our Professional Services Division revenues in 2010. For the same period in 2009, Trott & Trott and the Barrett Law Firm each accounted for more than 10% of our mortgage default processing services segment and Professional Services Division revenues. The top two customers in our litigation support services segment together accounted for nearly 58% of our litigation support services revenues and 15.2% of Professional Services Division revenues.

Operating Expenses — Mortgage Default Processing Services

	For the Years
	Ended
	December 31,
	2010	2009	Increase (decrease)
	($’s in millions)

Total operating expenses	$125.0	$114.0	$11.0	9.6%
Direct operating expense	68.2	60.3	7.9	13.0%
Selling, general and administrative expenses	40.2	34.9	5.4	15.4%
Depreciation expense	6.5	6.3	0.2	2.9%
Amortization expense	10.0	12.5	(2.4)	(19.4)%

Total operating expenses in this segment increased largely as a result of the operating costs of our NDeX operations in Florida acquired in October 2009. These operations accounted for $5.9 million of the increase in direct operating expenses, and $3.8 million of the increase in selling, general, and administrative expenses. A portion of the increase in Florida’s direct operating expenses is due to investments being made to prepare for anticipated volume increases. These investments include personnel, facilities, and systems. Of the $3.8 million of selling, general and administrative expenses from the Florida operations, $1.1 million is attributable to the fair value adjustment related to the earnout liability recorded in connection with this acquisition. Direct operating expenses in our existing businesses increased $2.0 million, resulting from increased personnel and other processing costs incurred. These increases are due in part to legislation imposed in certain states that have added steps to the foreclosure process and thus increased our processing costs. Selling, general and administrative expenses in our existing businesses increased due to an increase of $1.1 million in personnel costs and health insurance costs.

Amortization expense decreased primarily because of the additional $0.9 million of amortization expense recorded in 2009 associated with the non-compete intangible asset attributable to Michael Barrett, a senior officer at Barrett-NDEx, which was fully amortized in 2009 as a result of his death in January 2009. Additionally, the finalization of the purchase price allocation made in 2009 of the intangible assets associated with the Barrett-NDEx acquisition resulted in a reduction to amortizable intangible assets, and therefore a reduction in amortization expense. Partially offsetting these decreases was an increase in amortization expense of $0.5 million as a result of the amortizable intangible assets from our Florida operations acquired in October 2009. Depreciation expense increased as a result of the finalization of the purchase price allocation of Barrett-NDEx (as discussed above), which resulted in a higher amount of depreciable software.

Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased slightly to 76.1% for the year ended December 31, 2010 from 75.3% for the year ended December 31, 2009.

Operating Expenses — Litigation Support Services

	For the Years Ended December 31,
	2010	2009	Increase
	($’s in millions)

Total operating expenses	$44.7	$16.3	$28.4	Not meaningful
Direct operating expense	23.3	6.3	16.9	Not meaningful
Selling, general and administrative	17.9	8.3	9.6	Not meaningful
Depreciation expense	0.7	0.2	0.5	Not meaningful
Amortization expense	2.8	1.4	1.4	Not meaningful

Total operating expenses in our litigation support services segment increased primarily as a result of the operating costs of DiscoverReady, which we acquired in November 2009. Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues decreased to 76.0% for the year ended December 31, 2010 from 77.3% for the year ended December 31, 2009.

Business Information Division Results

Revenues

	For the Years Ended December 31,
	2010	2009	Increase (decrease)
	($’s in millions)

Total Business Information Division Revenues	$88.2	$90.4	$(2.1)	(2.4)%
Display and classified advertising revenues	26.4	27.4	(1.0)	(3.8)%
Public notice revenues	46.0	48.4	(2.4)	(5.0)%
Subscription and other revenues	15.8	14.5	1.3	9.1%

Our display and classified advertising revenues decreased primarily due to a decrease in the number of ads placed in our publications, as well as a decrease in the average price paid per classified and display ad across our publications, which we believe was driven by the continued struggling economy in several of the markets we serve, and continued apprehension on the part of our customers to return their marketing spending to previous levels. A decrease in the number and frequency of specialty publications and magazines published also contributed to the revenue decline. Partially offsetting these decreases was an increase in revenue from our events, due to an increase in the number of events held.

Our public notice revenues decreased due to an overall decrease in the total number of public notice ads placed in our publications, most of which are foreclosure notices. Approximately 61% of this revenue decrease was driven by the decreased number of foreclosure notices placed in our Maryland, Missouri, and Minnesota publications. These decreases were largely due to slowdowns of public notice placements in the fourth quarter. These revenues declined sharply in the fourth quarter as increased scrutiny made lenders more defensive about their foreclosure practices. Mounting challenges to the integrity of the industry’s underlying paperwork, including the so-called Robo-Signer scandal, prompted the major banks to declare a series of voluntary foreclosure moratoriums in both judicial and non-judicial foreclosure states. Foreclosure advertising is our predominant source of public notice revenue, and the temporary advertising halts were felt across nearly all of our public notice markets, including our three largest, Minnesota, Missouri and Maryland. Throughout this time regulators were encouraging lenders to engage in more loan modifications to stave off foreclosure. We believe these efforts have resulted in merely a delay in foreclosure notices, rather than an elimination of them.

Subscription and other revenues increased as a result of the Federal News Service and DataStream acquisitions in August 2010 and December 2010, respectively.

The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for just over 10% of our Business Information Division’s revenues for the years ended December 31, 2010 and 2009.

Operating Expenses

	For the Years Ended
	December 31,
	2010	2009	Increase (decrease)
	($’s in millions)

Total direct and selling, general and administrative expenses	$72.1	$69.1	$3.0	4.4%
Direct operating expense	30.0	29.2	0.8	2.8%
Selling, general and administrative expenses	37.0	34.6	2.4	7.0%
Depreciation expense	2.0	2.0	(0.1)	(3.4)%
Amortization expense	3.1	3.2	(0.1)	(4.6)%

Direct operating expenses increased primarily as a result of the Federal News Service and DataStream acquisitions. Marketing and promotion, relating to venue, catering, and other event expenses also increased, due to an increase in the number of events held in 2010. Production and distribution costs decreased, primarily due to a reduction in the pages in our print publications, as well as the printing of fewer specialty publications and magazines and related postage expenses.

Selling, general and administrative expenses increased over the prior year, most notably due to an increase in personnel expenses of $1.3 million, in part due to the operating costs of the newly-acquired Federal News Service and DataStream operations. Other increases included marketing expenses to promote our newspapers and circulation efforts as well as new product initiatives begun in the first quarter of 2010.

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 81.7% for the year ended December 31, 2010 from 76.4% for the year ended December 31, 2009, largely as a result of a decrease in public notice revenues, which are higher margin revenues.

Year Ended December 31, 2009
Compared to Year Ended December 31, 2008

Revenues

	For The Years
	Ended
	December 31,
	2009	2008	Increase
	($’s in millions)

Total revenues	$262.9	$189.9	$73.0	38.4%

Our mortgage default processing services revenues accounted for the majority of the increase in our revenues, all of which came from acquired businesses, primarily the $64.2 million in revenues from Barrett-NDEx. An increase in public notice revenues of $7.0 million, along with $8.4 million in revenues from our 2009 fourth quarter acquisitions of DiscoverReady and Albertelli also contributed to our total increase in revenues for the period. These increased revenues were offset by a $6.1 million decline in display and classified advertising revenues in our Business Information Division as a result of the local economic conditions in the markets we serve. Organic revenues at NDeX were relatively flat year-over-year, which was primarily caused by mortgage lender and loan servicer responses to 2009 legislation in Michigan and Indiana.

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

Selling, General and Administrative Expenses.  The increase in our selling, general and administrative expenses consisted of a $16.6 million increase in our Professional Services Division, a $3.8 million decrease in our Business Information Division and a $2.6 million increase in costs associated with our corporate operations as discussed below. The increase in operating expenses attributable to our corporate operations was primarily due to an increase in unallocated corporate insurance costs ($1.7 million), $0.5 million of which is attributable to a change we made in 2008 related to our medical self-insurance reserve to more closely reflect past claims history. In addition, in 2009, performance-based pay for our executive officers was $0.5 million higher than 2008 as a result of improved operating performance. Selling, general and administrative expense as a percentage of revenue decreased to 34.1% for 2009, from 39.1% for 2008. This is largely due to expense control efforts that were put in place in our various businesses, as well as the significant increase in revenues recorded in our Professional Services Division in 2009 as a result of our acquisition of Barrett-NDEx.

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

Other income (expense) net increased as a result of the $2.4 million gain recorded on the sale of our investment in GovDelivery in 2009, as well as the $1.4 million net gain recorded related to the receipt of insurance proceeds on the company-owned life insurance of Michael C. Barrett, a senior officer of Barrett-NDEx, who passed away in January 2009.

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

Because NDeX and DiscoverReady (our subsidiaries with a noncontrolling interest) operate as partnerships, their respective income before income taxes is not subject to federal taxation at the entity level. This results in an effective tax rate for 2009 that is lower than the effective tax rate that we would compute for The Dolan Company, excluding income attributable to the noncontrolling interest. For year over year comparison purposes, we have provided the effective tax rate computed for The Dolan Company, excluding income attributable to the noncontrolling interest, which was 37.3% for 2009 and 39.2% for 2008.

Professional Services Division Results

Revenues

	For the Years Ended December 31,
	2009	2008	Increase
	($’s in millions)

Total Professional Services Division revenues	$172.5	$99.5	$73.0	73.4%
Mortgage default processing service segment revenues	151.5	84.6	66.9	79.2%
Litigation support services segment revenues	21.1	14.9	6.1	40.9%

Professional Services Division revenues increased primarily due to the increase in mortgage default processing service segment revenues. Barrett-NDEx and the Albertelli acquisition added $64.2 million and $2.3 million in revenues, respectively, in 2009. This increase was partially offset by a decline in mortgage default processing service segment revenues resulting from new legislation in Michigan and Indiana that took effect in July 2009. While the Michigan legislation did not adversely impact the number of files sent to us for processing during the year (when compared to 2008), it did lengthen the time over which we recognize revenue from these files because it added steps to the foreclosure process. The Indiana legislation negatively impacted the files we processed for our Indiana law firm customer and corresponding revenue (when compared to 2008), because it delays the start of a foreclosure action, and thus the time when a file is sent to us for processing for a period of at least 30 days. For the year ended December 31, 2009, we processed approximately 349,400 mortgage default case files compared to approximately 204,100 mortgage default case files that we processed for the year ended December 31, 2008. Barrett-NDEx accounted for approximately 199,400, or 57.1%, of the files we processed in 2009. Barrett-NDEx’s total file volume for 2008 was 172,500, which includes 58,000 files processed during the months that we owned them.

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

Business Information Division Results

Revenues

	For the Years Ended December 31,
	2009	2008	Increase (decrease)
	($’s in millions)

Total Business Information Division Revenues	$90.4	$90.5	$(0.1)	(0.1)%
Display and classified advertising revenues	27.4	33.5	(6.1)	(18.2)%
Public notice revenues	48.4	41.5	7.0	16.8%
Subscription and other revenues	14.5	15.4	(1.0)	(5.9)%

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

Our public notice revenues increased due to an approximate 9% increase in the total number of public notice ads placed in our publications, most of which are foreclosure notices. Foreclosure notices tend to be larger ads, which we are generally required to publish multiple times and thus they generate more revenue than other types of public notice. Approximately 36% of this revenue increase was driven by the increased number of foreclosure notices placed in our Maryland publication. In 2009, a change in public notice laws in Maryland delayed the timing of when foreclosure notices were placed in this publication.

Subscription and other revenues decreased due primarily to a decline in the number of paid subscribers between December 31, 2008 and December 31, 2009. As of December 31, 2009, our paid publications had approximately 61,600 subscribers, a decrease of approximately 5,200, or 7.8%, from total paid subscribers of approximately 66,800 as of December 31, 2008. The majority of this decrease in paid subscriptions over these periods resulted from fewer responses to new subscription campaigns and non-renewals of discounted bulk subscriptions at several law firms, which we believe is a result of a sluggish economy. We believe reader preference for online and web site access to our business journals, some of which we have offered at discounted rates or no fee, has also contributed to a decline in circulation and other revenues. Revenues lost from this decline in paid subscriptions were partially offset by an increase in the average price per paid subscription.

The business information products we target to the Missouri, Minnesota, and Maryland markets each accounted for just over 10% of our Business Information Division’s revenues for the year ended December 31, 2009 and 2008. For the same period in 2008, the business information products we target to the Missouri and Minnesota markets each accounted for just over 10% of our Business Information Division’s revenues.

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

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 76.4% for the year ended December 31, 2009 from 82.3% for the year ended December 31, 2008, largely as a result of an increase in public notice revenues, which are higher margin revenues, and cost control efforts we implemented during 2009.

OFF BALANCE SHEET ARRANGEMENTS

We have not entered into any off balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of December 31, 2010 and 2009, as well as cash flows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	As of December 31,
	2010	2009

Cash and cash equivalents	$4,862	$2,894
Working capital (deficit)	2,156	(21,067)
Long-term debt, less current portion	131,568	137,960

	Years Ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$64,423	$61,249	$34,451
Net cash used in investing activities:
Acquisitions and investments	(17,808)	(56,878)	(182,423)
Capital expenditures	(9,156)	(3,050)	(6,601)
Net cash (used) provided by financing activities	(35,688)	(4,549)	155,583

Cash Flows From Operating Activities

The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.

Net cash provided by operating activities for the year ended December 31, 2010 increased $3.2 million, or 5.2%, to $64.4 million from $61.2 million for the year ended December 31, 2009. This was primarily a result of an increase in distributions from DLNP of $1.4 million and a decrease in distributions paid to holders of noncontrolling interest of $1.7 million. Distributions paid to holders of noncontrolling interest decreased largely because of the reduction of the noncontrolling interest percentage in NDeX as discussed above in “Noncontrolling Interest.” Changes in cash flows from our various operating assets and liabilities were relatively consistent, in the aggregate, with 2009, with the exception being the prepayment of federal and state income taxes as of December 31, 2010. At December 31, 2010, we had prepaid $4.2 million of federal and state income taxes. Net cash provided by operating activities for the year ended December 31, 2009 increased $26.8 million, or 77.8%, to $61.2 million from

$34.5 million for the year ended December 31, 2008. This increase was primarily the result of improved net income, largely as a result of the acquired business of Barrett-NDEx in September 2008.

Working capital increased $23.2 million, to $2.2 million at December 31, 2010, from a deficit of $21.1 million at December 31, 2009, resulting primarily from decreases in the current portion of our long-term debt, due to a modification of our long-term debt agreement on December 6, 2010, which caused a $14.4 million increase in working capital. Also contributing to the increase in working capital, at December 31, 2010, we had $4.2 million of prepaid income taxes on our balance sheet compared to a payable balance of $1.1 million a year ago. We also had a $4.3 million positive impact on working capital pertaining to the net change in accounts receivable, unbilled pass-through costs, and accrued pass-through liabilities resulting from improved cash collections and the timing of the payment of pass-through liabilities and the subsequent billing of those costs to our customers.

Our allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of December 31, 2010, 2009 and 2008 is set forth in the table below:

	December 31,
	2010	2009	2008

Allowance for doubtful accounts as a percentage of gross accounts receivable	2.6%	1.9%	3.5%
Days sales outstanding	73.5	68.5	62.6

Our allowance for doubtful accounts as a percentage of gross accounts receivable increased slightly in 2010. The decrease in allowance for doubtful accounts in 2009 as a percentage of gross accounts receivable was primarily a result of the addition of receivables from the Barrett Law Firm for which no allowance for doubtful accounts is carried. No allowance is carried on this account because, to date, we have not experienced any problems with respect to collecting payment from the Barrett Law Firm. Additionally, focused collection efforts across our Business Information operating units resulted in a decrease in the estimated reserves.

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. Our DSO’s increased in 2010 due in part to longer collection cycles at DiscoverReady and also due to DiscoverReady’s overall growth as a larger part of our company. In calculating our DSO for the year ended December 31, 2009, we excluded the effect that the Albertelli and DiscoverReady acquisitions had on our total days sales outstanding as the inclusion of the DSOs attributable to these businesses make comparison to prior year periods not meaningful. Our DSO increased significantly from December 31, 2008 to December 31, 2009, primarily because the number of billed files from our Texas and California operations as well as the number of unbilled pass-through costs related to our California operations grew, increasing accounts receivable from that operation.

We own 35.0% of the membership interests in Detroit Legal Publishing, LLC, or DLNP, the publisher of Detroit Legal News, and received distributions of $7.0 million, $5.6 million and $7.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows From Investing Activities

Net cash used by investing activities decreased $29.5 million, to $26.8 million in 2010 from $56.3 million in 2009. Uses of cash in both periods pertained to acquisitions, capital expenditures and purchases of software. Cash paid for acquisitions totaled $17.8 million for the year ended December 31, 2010, and $56.9 million for the year ended December 31, 2009. Acquisition spending in 2010 related primarily to the acquisitions of DataStream and Federal News. Capital expenditures and purchases of software were approximately $9.2 million in 2010. About 16% of our capital spending in 2010 related to office moves, renovations and related expenditures, and another 50% related to spending on various specific technology enhancements. The remainder of our capital expenditure spending in 2010 was used to acquire various equipment, software and furniture for our operating units. We expect our capital expenditures to account for approximately 2.5% — 3% of our total revenues in 2011, including capital expenditures to improve and expand our data centers.

Net cash used by investing activities decreased $132.7 million, to $56.3 million in 2009 from $188.9 million in 2008. Uses of cash in both periods pertained to acquisitions, capital expenditures and purchases of software. Cash paid for acquisitions totaled $56.9 million for the year ended December 31, 2009, and $182.4 million for the year ended December 31, 2008. Acquisition spending in 2009 related to earnouts paid in connection with businesses we acquired in 2008, including $13.0 million related to Barrett-NDEx, an additional investment made in GovDelivery, and, most notably, the Albertelli and DiscoverReady acquisitions. Cash flows used by investing activities were offset by $3.6 million in proceeds we received on the sale of our investment in GovDelivery in December 2009. Capital expenditures and purchases of software were approximately $3.1 million in 2009. About 27% of our capital spending in 2009 related to office moves and related expenditures and a building restoration project at one of our facilities, as well as upgrading our press equipment at our printing facilities, and another 26% related to spending on various technology enhancements. The remainder of our capital expenditure spending in 2009 was used to acquire various equipment, software and furniture for our operating units.

Finite-life intangible assets increased $2.3 million, or 1.2%, to $196.0 million at December 31, 2010 from $193.7 million at December 31, 2009. The change in finite-life intangible assets resulted primarily from the assets in the Federal News and DataStream acquisitions. See “Recent Acquisitions,” above for a discussion of these acquisitions.

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

Indefinite-lived intangible assets, including goodwill, increased $2.8 million, or 1.3%, to $225.4 million at December 31, 2010 from $222.6 million at December 31, 2009. This change resulted from the preliminary valuation of the assets acquired in the DataStream acquisition (which added $4.2 million of indefinite-lived intangible assets), as well as the completion of the valuation of the assets acquired in the DiscoverReady acquisition (which reduced indefinite-lived intangible assets by $1.4 million) as more fully described in Note 3 to our consolidated financial statements included in this annual report on Form 10-K.

Indefinite-lived intangible assets, including goodwill, increased $103.6 million, or 87.1%, to $222.6 million at December 31, 2009 from $119.0 million at December 31, 2008.

Cash Flows From Financing Activities

Net cash provided by financing activities primarily includes borrowings under our revolving credit agreement, proceeds from the issuance of long-term debt, and net proceeds from offerings of our stock, including our private placement offering in 2008. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, payments on unsecured notes, and the payment of fees associated with the issuance of long-term debt.

Net cash provided (used) by financing activities increased from cash used of $4.5 million in 2009 to cash used of $35.7 million in 2010. In 2010, our primary financing activities were our restructuring of our credit facility in the fourth quarter. Net cash payments included paying off the $8 million balance on our revolving note that was outstanding as of December 31, 2009, making $9.8 million of scheduled payments on our previous term loan (compared to $10.3 million in 2009), making payments on our unsecured notes of $11.6 million, as well as the $5.0 million aggregate amount paid to the Albertelli Sellers for the earnout, holdback and deferred payments in connection with our 2009 acquisition of the mortgage default processing services business in Florida. Long-term debt, less current portion, decreased $6.4 million to $131.6 million as of December 31, 2010. The current portion includes $5.0 million of scheduled payments on our term loan and $2.4 million on our unsecured notes payable to the Trott Sellers and Feiwell & Hannoy in connection with our acquisition of their respective interests in NDeX.

Net cash provided (used) by financing activities changed from cash provided of $155.6 million in 2008 to cash used of $4.5 million in 2009. In 2009, our financing activities were limited primarily to making scheduled debt payments on our senior credit facility of $10.3 million and a $1.8 million payment on an unsecured note payable, and net borrowings under our revolving credit facility of $8.0 million, primarily used to fund acquisition spending. Long-term debt, less current portion, decreased $5.5 million to $138.0 million as of December 31, 2009. The current portion includes an $8.0 million note payable to the Trott Sellers in connection with our acquisition of a portion of their respective interest in NDeX.

Credit Agreement.  On December 6, 2010, we entered into a third amended and restated credit agreement, effective December 6, 2010 (the “New Credit Agreement”), with a syndicate of bank lenders for a $205.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015 and a revolving credit facility in an aggregate amount of up to $155.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015. At any time after December 6, 2012, if the outstanding principal balance of revolving loans under the revolving credit facility of the New Credit Agreement exceeds $50.0 million, $50.0 million of such revolving loans shall convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of December 6, 2015. The New Credit Agreement restated our previous credit agreement in its entirety. In connection with this new credit facility, we paid approximately $1.9 million in bank and legal fees.

In 2008, we drew an aggregate $101.0 million, net, of revolving loans to fund the acquisition of businesses we acquired in 2008, including Barrett-NDEx, and for general working capital purposes. In 2008, we converted $110 million of these revolving loans, which included the opening balance of $9.0 million plus net new borrowings of $101.0 million, to term loans in accordance with the terms of our then existing credit facility. In 2009, we drew an aggregate $8.0 million, net, of revolving loans to fund the acquisition of businesses we acquired in 2009, along with other payments due to the sellers of businesses we acquired in 2008, and for general working capital purposes. In the first quarter of 2010, we paid down the $8.0 million balance on the revolver. In December 2010, we drew $84.0 million on the revolver under the New Credit Agreement, which we used in part to pay off the previous term loan.

As of December 31, 2010, we had $50.0 million outstanding under our term loan, and $84.0 million outstanding under our revolving variable-rate notes and available capacity of approximately $71.0 million, after taking into account the senior leverage ratio requirements under the credit agreement. We expect to use the remaining availability under our credit facility, if needed, for working capital and other general corporate purposes, including the financing of other acquisitions.

Our New Credit Agreement permits us to elect whether outstanding amounts under the term loan facility and the revolving credit facility accrue interest based on a base rate or a Eurocurrency rate (specifically, LIBOR) as determined in accordance with the New Credit Agreement, in each case, plus a margin that fluctuates on the basis of the ratio of our total liabilities to pro forma EBITDA. The margin on the base rate loans may fluctuate between 0.5% and 2.0% and the margin on the Eurocurrency rate loans may fluctuate between 2.0% and 3.5%. If we elect to have interest accrue (i) based on the base rate, then such interest is due and payable on the first business day of each month and (ii) based on a Eurocurrency rate, then such interest is due and payable at the end of the applicable interest period that we have elected, provided that if the applicable interest period is longer than three months, interest will be due and payable in three month intervals. At December 31, 2010, the combined weighted average interest rate on our senior term note and revolver was 2.5%.

Our obligations are secured by liens on substantially all of the assets of such entities, including pledges of equity interests in the consolidated subsidiaries.

The New Credit Agreement contains provisions for the issuance of letters of credit under the revolving credit facility. It also permits us to pay cash dividends to our common stockholders as well as establish a stock repurchase program pursuant to which we may repurchase shares of our stock, subject to a debt leverage ratio requirement. In addition, our New Credit Agreement contains a number of negative covenants that, unless consents are received, limit us from, among other things and with certain thresholds and exceptions: incurring indebtedness (including guarantee obligations) or liens; entering into mergers, consolidations, liquidations or dissolutions; selling assets;

entering into certain acquisition transactions; forming or entering into partnerships and joint ventures; entering into negative pledge agreements; entering into transactions with affiliates; making investments; entering into sale and leaseback transactions; and changing our line(s) of business.

The New Credit Agreement requires that, as of the last day of any fiscal quarter, we and our consolidated subsidiaries not permit: our total cash flow leverage ratio to be more than 3.00 to 1.00 (or 3.50 to 1.00 following an acquisition triggering event); fixed charge coverage ratio to be less than 2.00 to 1.00; and adjusted EBITDA for the previous two fiscal quarters to be less than $27.5 million, which amount may increase up to $35 million upon increase of the revolving credit facility pursuant to the accordion feature. This total cash flow leverage ratio represents, for any particular date, the ratio of our outstanding indebtedness (minus cash and cash equivalents in excess of $5 million) to our pro forma EBITDA, calculated in accordance with our New Credit Agreement, for the four fiscal quarters ended on, or most recently ended before, the applicable date. Our fixed charge coverage ratio, for any particular date, is equal to the ratio of (1) our adjusted EBITDA, calculated in accordance with our New Credit Agreement (less income taxes paid in cash, net capital expenditures paid in cash, and certain restricted payments paid in cash), to (2) interest expense plus scheduled principal payments on account of the term loan facility and our interest bearing liabilities plus all payments made pursuant to non-competition or consulting fees paid by us in connection with acquisitions plus dividends paid, for the four fiscal quarters ended on, or most recently ended before, the applicable date. If we are required to take an impairment charge to our goodwill in the future, we do not expect that charge to impact our ability to comply with the covenants contained in our New Credit Agreement because impairment charges are excluded from the calculation of EBITDA for purposes of meeting the fixed coverage and senior leverage ratios and because there is no net worth minimum covenant in such agreement.

Future Needs

We expect that cash flow from operations, supplemented by short and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements, along with our payment obligations to the Trott Sellers in connection with our purchase of their ownership interest in NDeX and to Feiwell & Hannoy in connection with the exercise of its put right, both as described in “Recent Developments — Increase in our Ownership in NDeX.” However, our ability to generate sufficient cash flow in the future could be adversely impacted by regulatory, lender and other responses to the mortgage crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments — Regulatory Environment” earlier in this annual report.

A decision to repurchase shares of our common stock as permitted under our stock repurchase program may impact our cash needs in the future. This program was approved by our board of directors in December 2010, and in the first quarter of 2011 we repurchased 137,500 shares under this program for an aggregate of $1.7 million. See “Recent Developments — Stock Buy-Back Plan” earlier in this annual report on Form 10-K for a discussion of this plan.

We plan to continue to develop and evaluate potential acquisitions to expand our product and service offerings and customer base and enter new geographic markets. We intend to fund these acquisitions over the next twelve months with funds generated from operations and borrowings under our credit facility. We may also need to raise money to fund these acquisitions, as we did for the acquisition of Barrett-NDEx in 2008, through the sale of our equity securities or additional debt financing, including takedowns under our $200 million shelf registration statement declared effective by the SEC on January 27, 2010.

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

Contractual Obligations

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and other contingent commitments, as of December 31, 2010. Actual payments in future periods may vary from those reflected in the table.

	Less than			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total
	(In thousands)

Term loan(1)	$6,424	$18,803	$84,093	$—	$109,320
Revolving note(2)	2,520	3,540	36,040	—	42,100
Holdback, deferred cash payment, and earnouts payable — Albertelli Sellers(3)	4,000	3,000	—	—	7,000
Capital leases	203	70	—	—	273
Operating leases(4)	6,171	8,081	4,630	7,562	26,444
Note payable on purchase of noncontrolling interest in NDeX from Trott Sellers(5)	1,336	1,336	—	—	2,672
Note payable on redemption of noncontrolling interest in NDeX from Feiwell & Hannoy(6)	1,235	1,235	—	—	2,470
Noncontrolling interest put right in NDeX(7)	—	6,263	7,283	—	13,546
Noncontrolling interest put right in DiscoverReady(8)	—	13,652	—	—	13,652
Holdback and earnout payments — DataStream(9)	—	5,500	—	—	5,500
Other	200	—	—	—	200

	$22,089	$61,480	$132,046	$7,562	$223,177

(1)	Consists of principal and interest payments due to the syndicate of lenders who are holders of our term loan, and assumes the amount outstanding as of December 31, 2010, remains outstanding until maturity, and assumes $50.0 million is converted to term loan 30 days following the second anniversary of the closing date of the credit facility as required by the terms of the credit agreement. Further assumes an interest rate until the maturity date equal to 3.0% per annum.

(2)	Consists of principal and interest payments due to the syndicate of lenders who are holders of our revolving notes, and assumes the amount outstanding as of December 31, 2010, remains outstanding for two years after closing date of the credit facility, 30 days after which $50.0 million is converted to term loan as discussed above. Further assumes an interest rate until the maturity date equal to 3.0% per annum.

(3)	In connection with our acquisition of the mortgage default processing and related services business of the Albertelli Sellers on October 1, 2009, we are obligated to pay to the Albertelli Sellers an additional $1.0 million on October 1, 2011. In addition, we may be obligated to pay the Albertelli Sellers up to an additional $6.0 million in two annual installments of up to $3.0 million each. The amount of these annual cash payments will be based upon the adjusted EBITDA for the acquired mortgage default processing and related services business during the twelve calendar months ending on each of September 30, 2011, and 2012. The amount we have disclosed in the table assumes that the EBITDA targets are met in each measurement period.

(4)	We lease office space and equipment under certain noncancelable operating leases that expire in various years through 2027. Lease terms generally range from 5 to 10 years with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for noncancelable operating leases.

(5)	Under two common units purchase agreements, we acquired a 7.6% ownership interest in NDeX from the Trott Sellers (who are the former members of APC Investments, LLC), and agreed to pay, in part, an aggregate $13.0 million in cash. The remaining balance due is payable to the Trott Sellers in monthly installments through December 1, 2012, at a rate of 4.25%. Amounts in the table above include the actual payments we are obligated to make in connection with each of the two common unit purchase agreements we entered with the Trott Sellers.

(6)	Under the terms of a redemption agreement with Feiwell & Hannoy, we agreed to pay $3.5 million in installments for the redemption of a 1.7% ownership interest in NDeX from Feiwell & Hannoy. The note is payable in 12 quarterly installments through December 3, 2012, with interest accruing at a rate of 5.25% per annum. Amounts in the table above include the actual payments we are obligated to make in connection with the redemption agreement with Feiwell & Hannoy.

(7)	Each of the minority members of NDeX has the right to require NDeX to repurchase all or any portion of the NDeX membership interest held by them. To the extent any minority member of NDeX timely exercises this right, the purchase price would be based upon 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs.

The put right for the sellers of Barrett-NDEx (who hold a 6.2% membership interest in NDeX, in the aggregate) is exercisable for a period of six months following September 2, 2012. With respect to this put right, it is not possible to provide the exact amount NDeX might be obligated to pay if the sellers of Barrett-NDEx were to exercise this right at such time. The amount we have disclosed in the table is provided as an example of the purchase price that would be payable by NDeX in the form of unsecured notes if (x) all of the sellers of Barrett-NDEx exercise their right in full to require NDeX to repurchase their membership interest at the earliest date possible and (y) NDeX’s pro forma EBITDA for the twelve months ending on the repurchase date and interest-bearing indebtedness outstanding on the repurchase date were equal to those amounts as of December 31, 2010, which were $55.8 million and $145.9 million, respectively. These amounts would be payable over three years after the exercise date and would accrue interest at a rate equal to prime plus 2%, which (using the prime rate as of December 31, 2010) is reflected in the amounts set forth in the table. These amounts are being provided for informational purposes only and may not be representative of the actual amount NDeX may be obligated to pay in connection with the put right of the sellers of Barrett-NDEx.

(8)	DR Holdco has the right, for a period of ninety days following November 2, 2012, to require DiscoverReady to repurchase all of its equity interest in DiscoverReady. During that same period, we also have the right to require DR Holdco to sell all or a portion its equity interest in DiscoverReady to us. If either of these rights are timely exercised, we would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under the following circumstances: An individual seller of DiscoverReady may require DiscoverReady to repurchase the portion of DR Holdco’s interest in DiscoverReady that he beneficially owns if he is terminated without cause or quits for good reason prior to the expiration of his employment agreement. If we terminate any individual seller of DiscoverReady for cause or if such seller quits without good reason, we can require DR Holdco to sell to us the portion of its interest in DiscoverReady that reflects such seller’s beneficial interest in us. The purchase price for that portion of the equity interest repurchased or sold if these rights are exercised will be based on fair market value.

It is not possible to provide the exact amount DiscoverReady might be obligated to pay if DR Holdco or we were to exercise our respective rights when they are exercisable. The amounts we have disclosed in the table is provided as an example of the purchase price that would be payable by DiscoverReady if (x) DR Holdco or we exercise our respective right in full as described above at the earliest date possible, and (y) that the fair market value of DR Holdco’s interest in DiscoverReady is $13.6 million, which is equal to the adjusted book value of this interest at December 31, 2010. The amount in the table above assumes we would make this payment in cash to the extent allowable by the terms and conditions of our then-existing bank credit agreement. This amount is being provided for informational purposes only and may not be representative of the actual amount DiscoverReady may be obligated to pay in connection with the exercise of the rights described above.

(9)	In connection with our acquisition of the equity interests of DataStream, we are obligated to pay up to $1.5 million 18 months after closing which was held back to secure indemnification claims, and may be obligated to pay earnouts up to an aggregate $4.0 million in two annual installments. The amount of the two annual earnout payments is based upon the acquired business achieving certain EBITDA targets during the calendar years ending December 31, 2011 and 2012. The amount we have disclosed in the table assumes that the EBITDA targets are met in each measurement period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of December 31, 2010, we had two swap arrangements that convert $75 million of our variable rate term loan into a fixed rate obligation. The aggregate notional amount of the swap agreements was $75 million, of which $25 million will mature on March 31, 2011, and the balance of the $50 million notional swap will mature on various dates through June 30, 2014. We enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of December 31, 2010, we have designated only the interest rate swap agreement that terminates on June 30, 2014, for hedge accounting treatment. Accordingly, we record changes in the fair value of this swap agreement in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended. Conversely, we treat the fair value of the swap agreement that terminates on March 31, 2011, and does not qualify for hedge accounting treatment, as a component of interest income (expense) in our statement of operations for the period then ended.

For the years ended December 31, 2010 and 2009, we recognized interest income of $1.2 million and $1.1 million, respectively, related to the fair value of the interest rate swap agreement that does not qualify for hedge accounting. At December 31, 2010, we have $1.3 million (net of tax) included in other comprehensive loss related to the change in fair value of the interest rate swap agreement that terminates on June 30, 2014, and does qualify for hedge accounting. We did not record other comprehensive income for the year ended December 31, 2009, because we did not have an interest rate swap agreement in effect at the end of that period which qualified, and was designated, for hedge accounting treatment. At December 31, 2010 and 2009, the estimated fair value of our fixed interest rate swaps was a liability of $2.4 million and $1.5 million, respectively.

If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.5 million (pre-tax), $0.8 million (pre-tax), and $0.5 million (pre-tax) in the years ended December 31, 2010, 2009 and 2008, respectively.

Item 8.	Financial Statements and Supplemental Data

THE DOLAN COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Dolan Company

We have audited the accompanying consolidated balance sheets of The Dolan Company and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Detroit Legal News Publishing, LLC, an entity in which the Company has a 35% ownership interest. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Detroit Legal News Publishing, LLC, is based solely on the report of the other auditors. The Company has a $13.2, $15.5 and $16.2 million investment in and has recorded equity in earnings of $4.7, $4.9 and $5.6 million of The Detroit Legal News Publishing, LLC as of and for the years ended December 31, 2010, 2009 and 2008, respectively.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Dolan Company and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Dolan Company and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
The Detroit Legal News Publishing, LLC
Detroit, Michigan

We have audited the accompanying statements of financial position of The Detroit Legal News Publishing, LLC as of December 31, 2010 and 2009, and the related statements of operations, members’ equity, and cash flows for the three years ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Southfield, Michigan
February 6, 2011

THE DOLAN COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$4,862	$2,894
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,578 and $1,113 as of December 31, 2010 and 2009, respectively)	59,801	57,205
Unbilled pass-through costs	7,140	13,087
Prepaid expenses and other current assets	4,186	2,948
Income tax receivable	4,183	—

Total current assets	80,172	76,134
Investments	13,808	15,479
Property and equipment, net	17,333	15,457
Finite-life intangible assets, net	195,959	193,687
Indefinite-lived intangible assets	225,373	222,580
Other assets	3,143	4,953

Total assets	$535,788	$528,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$7,578	$22,005
Accounts payable	15,589	16,030
Accrued pass-through liabilities	18,271	25,929
Accrued compensation	5,409	4,384
Accrued liabilities	5,537	5,371
Due to sellers of acquired businesses	3,943	4,685
Deferred revenue	21,689	18,797

Total current liabilities	78,016	97,201
Long-term debt, less current portion	131,568	137,960
Deferred income taxes	7,794	8,160
Deferred revenue and other liabilities	12,972	9,506

Total liabilities	230,350	252,827

Redeemable noncontrolling interest	26,580	26,600

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,511,408 shares and 30,326,437 as of December 31, 2010 and 2009, respectively	30	30
Preferred stock, $0.001 par value, authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Other comprehensive loss (net of tax)	(1,298)	—
Additional paid-in capital	286,148	287,210
Accumulated deficit	(6,022)	(38,377)

Total stockholders’ equity	278,858	248,863

Total liabilities and stockholders’ equity	$535,788	$528,290

See Notes to Consolidated Financial Statements

THE DOLAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)

Revenues
Professional Services	$223,069	$172,535	$99,496
Business Information	88,240	90,382	90,450

Total revenues	311,309	262,917	189,946

Operating expenses
Direct operating: Professional Services	91,481	66,697	36,932
Direct operating: Business Information	30,014	29,197	31,116
Selling, general and administrative	105,717	89,722	74,257
Break-up fee	—	—	1,500
Amortization	15,954	17,085	11,793
Depreciation	9,842	9,439	5,777

Total operating expenses	253,008	212,140	161,375
Equity in earnings of affiliates	4,580	4,615	5,646

Operating income	62,881	55,392	34,217

Non-operating income (expense)
Interest expense, net of interest income	(7,543)	(7,206)	(7,085)
Non-cash interest income (expense) related to interest rate swaps	1,185	1,134	(1,388)
Other income	197	3,847	33

Total non-operating expense	(6,161)	(2,225)	(8,440)

Income before income taxes	56,720	53,167	25,777
Income tax expense	(21,479)	(18,570)	(9,209)

Net income	35,241	34,597	16,568
Less: Net income attributable to redeemable noncontrolling interests	2,886	3,784	2,265

Net income attributable to The Dolan Company	$32,355	$30,813	$14,303

Earnings per share — basic and diluted :
Net income attributable to The Dolan Company	$1.07	$1.03	$0.53
(Increase) decrease in redeemable noncontrolling interest in NDeX	0.01	(0.31)	—

Net income attributable to The Dolan Company common stockholders	$1.08	$0.72	$0.53

Weighted average shares outstanding:
Basic	30,150,837	29,831,660	26,985,345
Diluted	30,314,174	29,916,351	27,112,683

See Notes to Consolidated Financial Statements

THE DOLAN COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
	(In thousands, except share data)

Balance (deficit) at December 31, 2007	25,088,718	$25	$212,364	$(83,493)	$—	$128,896

Net income attributable to The Dolan Company	—	—	—	14,303		14,303
Private placement of common stock, net of offering costs	4,000,000	4	60,483	—	—	60,487
Issuance of common stock in a business acquisition	825,528	1	16,460	—	—	16,461
Issuance of common stock pursuant to the exercise of stock options	8,089	—	21	—	—	21
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	32,683	—	1,918	—	—	1,918
Tax benefit on stock options exercised	—	—	64	—	—	64

Balance (deficit) at December 31, 2008	29,955,018	$30	$291,310	$(69,190)	$—	$222,150

Net income attributable to The Dolan Company	—	—	—	30,813		30,813
Increase in redeemable noncontrolling interest in NDeX, net of tax	—	—	(9,262)	—	—	(9,262)

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	21,551
Issuance of common stock in connection with a purchase of noncontrolling interest in NDeX	248,000	—	2,600	—	—	2,600
Issuance of common stock pursuant to the exercise of stock options	9,533	—	16	—	—	16
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	113,886	—	2,556	—	—	2,556
Other	—	—	(10)	—	—	(10)

Balance (deficit) at December 31, 2009	30,326,437	$30	$287,210	$(38,377)	$—	$248,863

Net income attributable to The Dolan Company	—	—	—	32,355		32,355
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	—	217	—	—	217

Net income attributable to The Dolan Company common stockholders						32,572

Unrealized loss on interest rate swap, net of tax	—	—		—	(1,298)	(1,298)

Total comprehensive income						31,274
Issuance of common stock pursuant to the exercise of stock options	13,848	—	26	—	—	26
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	171,123	—	3,242	—	—	3,242
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	(4,560)	—	—	(4,560)
Other	—	—	13	—	—	13

Balance (deficit) at December 31, 2010	30,511,408	$30	$286,148	$(6,022)	$(1,298)	$278,858

See Notes to Consolidated Financial Statements

THE DOLAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net income	$35,241	$34,597	$16,568
Distributions received from The Detroit Legal News Publishing, LLC	7,000	5,600	7,000
Distributions paid to holders of noncontrolling interests	(1,662)	(3,240)	(1,351)
Gain on sale of investment	(197)	(2,359)	—
Non-cash operating activities:
Amortization	15,954	17,085	11,793
Depreciation	9,842	9,439	5,777
Equity in earnings of affiliates	(4,580)	(4,615)	(5,646)
Stock-based compensation expense	3,242	2,556	1,918
Deferred income taxes	2,913	2,306	735
Change in value of interest rate swap	(1,185)	(836)	1,593
Amortization of debt issuance costs	868	257	218
Change in accounting estimate related to self-insured medical reserve	—	—	(470)
Non-cash fair value adjustment on earnout recorded in connection with acquisition	1,070	—	—
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable and unbilled pass-through costs	4,595	(15,951)	(2,313)
Prepaid expenses and other current assets	(5,287)	2,089	(746)
Other assets	398	(451)	226
Accounts payable and accrued liabilities	(7,256)	9,195	(2,340)
Deferred revenue and other liabilities	3,467	5,577	1,489

Net cash provided by operating activities	64,423	61,249	34,451

Cash flows from investing activities
Acquisitions and investments	(17,808)	(56,878)	(182,423)
Capital expenditures	(9,156)	(3,050)	(6,601)
Proceeds on the sale of investment	—	3,558	—
Other	197	108	100

Net cash used in investing activities	(26,767)	(56,262)	(188,924)

Cash flows from financing activities
Net borrowings (payments) on senior revolving note	(7,675)	8,000	(9,000)
Proceeds from borrowings or conversions on senior term notes	—	—	110,000
Payments on senior long-term debt	(9,775)	(10,300)	(5,000)
Payments of deferred acquisition costs and earnouts	(5,000)	—	—
Proceeds from private placement of common stock, net of offering costs	—	—	60,483
Capital contribution from holder of noncontrolling interest	—	—	1,179
Payment on unsecured notes payable	(11,565)	(1,750)	(1,750)
Payments of deferred financing costs	(1,491)	(466)	(407)
Other	(182)	(33)	78

Net cash (used in) provided by financing activities	(35,688)	(4,549)	155,583

Net increase in cash and cash equivalents	1,968	438	1,110
Cash and cash equivalents at beginning of year	2,894	2,456	1,346

Cash and cash equivalents at end of year	$4,862	$2,894	$2,456

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,343	$6,834	$7,340
Income taxes	23,021	13,658	10,607

Supplemental disclosures of noncash investing and financing information
Due to or notes payable to sellers of acquired businesses	$6,365	$4,685	$75
Note payable to seller of noncontrolling interest	8,450	8,000	—
Issuance of noncontrolling interest for acquisition	—	—	11,552
Issuance of common stock for acquisition and purchase of noncontrolling interest	—	2,600	16,461
Non-cash buildout allowances at leased facilities	—	55	103

See Notes to Consolidated Financial Statements

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Business and Significant Accounting Policies

Nature of Business:  The Dolan Company and its subsidiaries (the “Company”) is a leading provider of professional services and business information to legal, financial and real estate sectors in the United States. The Company operates in three reportable segments. Those segments are Mortgage Default Processing Services, Litigation Support Services and Business Information. The Mortgage Default Processing Services and Litigation Support Services segments comprise the Company’s Professional Services Division. The Company’s Mortgage Default Processing Services segment (comprised of NDeX) provides mortgage default processing services to eight law firm customers in seven states and directly to loan servicers and lenders on California and Nevada foreclosure files. The Company’s Litigation Support Services segment (comprised of DiscoverReady and Counsel Press) provides discovery management and document review services and appellate services to the legal community. The Company’s Business Information segment supplies information to the legal, financial, real estate and governmental affairs sectors through a variety of subscription-based products and media, including court and commercial newspapers, business journals, events, the Internet and other electronic media offerings. Effective May 26, 2010, the Company changed its name from Dolan Media Company to The Dolan Company.

Basis of Presentation:  The Company operates its majority owned subsidiary, American Processing Company, LLC, under the trade name National Default Exchange, or NDeX. Therefore, when the Company refers to “NDeX” in these notes, it means all of its mortgage default processing operations in Michigan, Indiana, Minnesota, Florida and at Barrett-NDEx, which serves the Texas, Nevada, California and Georgia markets, all of which the Company formerly referred to as APC, as well as the mortgage default processing services operations in Florida acquired from the Albertelli Sellers on October 1, 2009. When the Company refers to “Barrett-NDEx” in these notes, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets which NDeX acquired on September 2, 2008, as described in Note 3 under “National Default Exchange L.P. and related entities.” When the Company refers to the “Albertelli Sellers” in these notes, it means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group, from which NDeX acquired its Florida operations on October 1, 2009.

Use of Estimates in the Preparation of Financial Statements:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: acquisition accounting; revenue recognition; accounting for and analysis of potential impairment of goodwill and other finite-life intangible assets; fair value of DiscoverReady’s noncontrolling interest; accounting for share-based compensation; income tax accounting; and allowances for doubtful accounts.

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

Revenue Recognition:  The Company generates revenue from its Mortgage Default Processing Services segment, in part, by providing mortgage default processing services and recognizes this revenue on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make significant estimates as to the appropriate length of the revenue recognition period and allocation of revenues within those periods. These estimates are based primarily upon the Company’s historical experience and its knowledge of processing cycles in each of the states in which it does business, as well as recent

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

legislative changes which impact the processing period. The Company’s revenue recognition periods for mortgage default processing services revenues ranges from one to 17 months. As discussed in Note 15, the Company provides these services to its law firm customers pursuant to long-term services agreements. In California and Nevada, the Company also provides these services directly to mortgage lenders and loan servicers. The Company also provides real estate title and related services to the Barrett Law Firm, and recognizes revenue associated with these services over the period in which those services are performed.

In connection with mortgage default processing services provided directly to mortgage lender and loan servicers on loans secured by properties located in California and Nevada, the Company incurs pass-through costs such as trustee sale guarantees, title policies, and post and publication charges. The Company has determined that such pass-through items should be recorded at a net amount, rather than as revenue in the Company’s consolidated financial statements at the gross amount billed to the customer. The Company has separately shown the unbilled amount of these pass-through costs and the amount accrued on the face of the balance sheet. Billed pass-through costs are included in accounts receivable, net.

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

Revenue from the Company’s Business Information segment consists of display and classified advertising (including events), public notices, and subscriptions and other. The Company recognizes display advertising, classified advertising and public notice revenue upon placement in one of its publications or on one of its web sites. The Company recognizes display and classified advertising revenues generated by sponsorships, advertising and ticket sales, all related to local events, when those events are held. Revenue from subscription-based products is recognized ratably over the related subscription period. The Company recognizes other business information revenues upon delivery of the printed or electronic product to its customers. The Company records barter transactions at the fair value of the goods and services received or provided, which amount is immaterial.

The Company records amounts billed to customers in both its Mortgage Default Processing Services and Litigation Support Services segments but not yet recognized as revenues as deferred revenue. The Company records a liability for deferred revenue in the Business Information segment either when it bills advertising in advance or customers prepay for subscriptions. As of December 31, 2010, the Company recorded an aggregate $23.2 million as deferred revenue.

The Company records revenues recognized for services performed but not yet billed to its customers as unbilled services. As of December 31, 2010 and 2009, the Company recorded an aggregate $13.9 million and $17.0 million, respectively, as unbilled services and included these amounts in accounts receivable on its balance sheet. The majority of these unbilled services are attributable to our Mortgage Default Processing Services segment.

Cash and Cash Equivalents:  Cash and cash equivalents may include money market mutual funds and other highly liquid investments with original maturities of three months or less at the date of acquisition. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts. The Company has presented $2.8 million of outstanding checks at December 31, 2010, within accounts payable.

Accounts Receivable:  The Company carries accounts receivable at the original invoice or unbilled services amount less an estimate made for doubtful accounts. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historic trends and other information.

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the allowance for doubtful accounts was as follows (in thousands):

			Provision
			for
	Balance		Doubtful	Net Written	Balance
	Beginning	Acquisitions	Accounts	Off	Ending

2010	$1,113	$190	$655	$(380)	$1,578
2009	1,398	112	210	(607)	1,113
2008	1,283	349	718	(952)	1,398

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

Purchased software and capitalized costs related to internally developed software for internal use are amortized over their useful lives of two to five years. Costs are expensed as incurred during the preliminary project stage and post implementation stage. Costs incurred during the application development stage related to internally developed software are capitalized. Once capitalization begins, internal payroll and payroll-related costs for employees who are directly associated with the internal-use computer software project (to the extent those employees devoted time directly to the project), as well as external direct costs incurred for services used in developing or obtaining internal-use computer software, are capitalized. Amortization of capitalized costs begins when the software is ready for its intended use.

Financial Instruments:  The Company accounts for derivative instruments and other hedging activities by recognizing all derivatives as either assets or liabilities on the balance sheet and then measures those instruments at fair value. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. For those instruments designated as hedges, changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of other comprehensive loss. Amounts in other comprehensive loss are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistent with the item being hedged.

For derivative financial instruments accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the manner in which effectiveness of the hedge will be assessed. The Company formally assesses, both at inception and at each reporting period thereafter, whether the derivative financial instruments used

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in hedging transactions are effective in offsetting changes in fair value or cash flows of the related underlying exposures. Any ineffective portion of the change in fair value of the instruments is recognized immediately in earnings.

The Company discontinues the use of hedge accounting prospectively when (1) the derivative instrument is no longer effective in offsetting changes in fair value or cash flows of the underlying hedged item; (2) the derivative instrument expires, is sold, terminated, or exercised; or (3) designating the derivative instrument as a hedge is no longer appropriate. See Note 4 for further information on the Company’s derivative instruments.

Finite-life Intangible Assets:  Finite-life intangible assets include mastheads, various customer lists, noncompeting agreements, service agreements, customer relationships, trademarks, domain names and trade names. These intangible assets are being amortized on a straight-line basis over their estimated useful lives as described in Note 8.

Indefinite-lived Intangible Assets Impairment:  The Company’s indefinite-lived intangible assets (including goodwill and tradenames) arose from acquisitions occurring since the Company’s formation on July 31, 2003. Trade names consist of trademarks and domain names associated with the Barrett-NDEx and DataStream acquisitions. The Company reviews trade names annually for impairment by comparing the fair value to the carrying amount.

Goodwill represents the acquired fair value of a business in excess of the fair values of tangible and identified intangible assets acquired. The Company tests goodwill allocated to each of its reporting units on an annual basis, and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company has four reporting units for purposes of testing its goodwill for impairment. These reporting units are its Business Information segment, its Mortgage Default Processing Services segment and the two subsidiaries in its Litigation Support Services segment: Counsel Press and DiscoverReady.

The Company tests for impairment at the reporting unit level on November 30 of each year. This test is a two-step process. The first step used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including indefinite- lived intangible assets. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s indefinite-lived intangible assets with the carrying amount of those assets. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of a reporting unit over its implied fair value. The Company determined that no impairment to its indefinite-lived intangible assets occurred during the years ended December 31, 2010, 2009 and 2008.

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

Fair Value of DiscoverReady’s Noncontrolling Interest:  Because the future redemption of DiscoverReady’s noncontrolling interest is outside of the Company’s control, the Company is required to adjust it to fair value at each

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting period. In 2010, the Company increased the value of the noncontrolling interest in DiscoverReady by $7.4 million ($4.6 million net of tax) as a result of this adjustment.

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

The extent of the Company’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return based on its estimate of whether, and the extent to which, additional taxes will be due. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 13 for further information pertaining to income taxes.

Share-Based Compensation:  The Company measures employee share-based compensation awards using a fair value method and recognizes compensation cost in its financial statements. The Company uses the Black-Scholes option pricing model in deriving the fair value estimates of such awards. Forfeitures of share-based awards are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. If factors change causing different forfeiture assumptions to be made in future periods, compensation expense recorded may differ significantly from that recorded in the current period. See Note 17 for more information regarding the assumptions used in estimating the fair value of stock options.

New Accounting Pronouncements:  A summary of new accounting pronouncements that may affect the Company follows:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which changes how the Company accounts for business acquisitions occurring after January 1, 2009. The guidance requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this guidance have, among other things, impacted the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); required the Company to exclude transaction costs from acquisition accounting for acquisitions occurring after January 1, 2009; and changed accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. For the Company, this guidance was effective beginning January 1, 2009.

In December 2007, the FASB issued accounting guidance, which establishes new standards governing the accounting for and reporting of noncontrolling interest (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this guidance indicate, among other things, that NCI (previously referred to as minority interest), in most cases, be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required the Company to change certain presentation and disclosures in its financial statements. For the Company, this guidance was effective beginning January 1, 2009. At December 31, 2010, the Company’s noncontrolling interest consists of a 6.2% aggregate equity interest in its subsidiary, NDeX, and a 14.7% equity

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest in DiscoverReady LLC. Each of the holders of the Company’s noncontrolling interest has the right, for a certain period of time, to require either NDeX or DiscoverReady, as applicable, to repurchase all or a portion of the equity interest held by such holder. To the extent any holder of an equity interest in NDeX timely exercises this right, the purchase price of the equity interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. To the extent DR Holdco, the holder of the noncontrolling interest in DiscoverReady, exercises its right, the purchase price of its equity interest in DiscoverReady will be based on the fair market value of the equity interest. Because the NCIs in both NDeX and DiscoverReady have redemption features outside of the control of the Company, the Company will continue to show the NCIs in the mezzanine section of the balance sheet between “Liabilities” and “Stockholders’ Equity,” rather than as a separate component of equity. The Company is also required to adjust these NCIs to either their fair value or their redemption amount at each reporting period. Because the redeemable feature of the NDeX NCI is based upon a formula, the Company adjusts this NCI to its redemption amount. The Company has chosen to record such adjustment through “additional paid-in capital” rather than directly as a charge against earnings, and has therefore employed the two-class method to calculate earnings per share based on net income attributable to its common stockholders. Because the redeemable feature of the DiscoverReady NCI is based on its fair value, such adjustment is also recorded through “additional paid-in capital”, but it is not an item affecting net income attributable to the Company’s common stockholders. The Company has recorded an adjustment of $(0.2) million (net of tax) to record the redeemable noncontrolling interest in NDeX to its redemption value and $4.6 million (net of tax) to record the redeemable noncontrolling interest in DiscoverReady to its redemption value for the year ended December 31, 2010.

In March 2008, the FASB updated its accounting guidance to require companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of the risks that such companies are intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This guidance was effective beginning January 1, 2009, for the Company. Accordingly, the Company has included the required disclosures in Note 4 below.

In June of 2009, the FASB updated its accounting guidance for variable interests by requiring a company to perform an analysis to determine whether the company’s variable interests give it a controlling financial interest in a variable interest entity. This updated guidance is effective for the Company beginning on January 1, 2010. This updated guidance did not have a material effect on the Company’s consolidated results of operations or financial condition.

In July, 2009 the FASB issued guidance on disclosures of supplementary pro forma information for business combinations. This guidance requires that comparative financial statements present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance was effective for the Company beginning on January 1, 2010. The Company currently discloses pro forma information in accordance with this guidance (see Note 3).

In August 2009, the FASB issued further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. This additional guidance was effective for the Company beginning on January 1, 2010. This updated guidance did not have a material effect on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB amended guidance to improve disclosures about fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The amended guidance also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This additional guidance is effective for the Company beginning on January 1, 2011. The Company does not expect this updated guidance to have a material effect on its financial statements, but will likely require an increased level of disclosures.

Note 2.	Basic and Diluted Income Per Share

Basic per share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate its earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At December 31, 2010, 2009 and 2008, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 17 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net income attributable to The Dolan Company common stockholders per share (in thousands, except per share amounts):

	Years Ended December 31,
	2010	2009	2008

Net income attributable to The Dolan Company	$32,355	$30,813	$14,303
(Increase) decrease in redeemable noncontrolling interest, net of tax	217	(9,262)	—

Net income attributable to The Dolan Company common stockholders	32,572	21,551	14,303

Basic:
Weighted average common shares outstanding	30,442	30,038	27,073
Weighted average common shares of unvested restricted stock	(291)	(206)	(88)

Shares used in the computation of basic net income per share	30,151	29,832	26,985

Net income attributable to The Dolan Company common stockholders per share — basic	$1.08	$0.72	$0.53

Diluted:
Shares used in the computation of basic net income per share	30,151	29,832	26,985
Stock options and restricted stock	163	84	128

Shares used in the computation of dilutive net income per share	30,314	29,916	27,113

Net income attributable to The Dolan Company common stockholders per share — diluted	$1.08	$0.72	$0.53

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2010, 2009 and 2008, options to purchase approximately 1.7 million, 1.4 million and 1.1 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.

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

2010 Acquisitions/Equity Transactions:

Acquisition of DataStream Content Solutions, LLC:  On December 1, 2010, the Company acquired DataStream Content Solutions, LLC (“DataStream”). In connection with this acquisition, the Company paid the sellers $15.0 million in cash at closing, held back $1.5 million payable 18 months after closing to secure indemnification claims, and is obligated to pay up to an additional $4.0 million in earnouts in two annual installments. The amount of the two annual earnout payments is based upon the acquired business achieving certain EBITDA targets during the calendar years ended December 31, 2011 and 2012. These assets are part of the Company’s Business Information segment. The Company paid approximately $0.3 million in deal costs associated with this transaction.

Management estimated the fair value of assets acquired and liabilities assumed and was assisted by a business valuation done by an independent third-party valuation firm. The fair value of acquired intangible assets is not yet finalized as management is completing the fair value estimation due to the timing of the acquisition. Fair value included: $0.2 million to fixed assets; $0.3 million to various working capital items; $5.6 million to various technology, including both existing technology and technology in process; $9.2 million to customer relationships; $0.2 million to a license agreement; $1.6 million to trademarks; and $2.6 million to goodwill. The amortization periods for the finite-lived intangible assets will be determined in accordance with the expected periods over which cash flows from these various intangible assets will be received, and will be finalized upon completion of the fair value estimation. In connection with this acquisition, the Company was required to estimate the fair value of the earnout payments and determined that the earnouts of $4.0 million, in the aggregate, were likely to be achieved. As a result, the Company has therefore included the present value of these payments, or $3.2 million, in its determination of consideration transferred. The Company has determined that this earnout liability is a Level 3 fair value measurement within the Financial Accounting Standards Board’s (FASB) fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses.

The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in the acquisition (i.e., goodwill) because the Company anticipates revenue synergies and operational efficiencies through combined general and administrative and corporate functions. Such goodwill is deductible for tax purposes, and has been allocated to the Business Information segment.

Acquisition of Federal News Service, Inc.:  On August 9, 2010, the Company acquired certain assets of Federal News Service, Inc. (“Federal News”) for $1.7 million in cash. Of the $1.7 million fair value purchase price, $0.4 million was allocated to various working capital items and the remaining $1.3 million was allocated to customer lists to be amortized over 10 years. These assets are part of the Company’s Business Information segment. Deal costs incurred with respect to this transaction were immaterial.

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition of Noncontrolling Interest in NDeX:  On January 4, 2010, the Company, along with its wholly-owned subsidiary, Dolan APC, LLC, entered into a common unit purchase agreement with the Trott Sellers, including one of the Company’s executive officers, David A. Trott, under the terms of which the Trott Sellers sold their remaining aggregate 2.4% ownership interest in NDeX, for an aggregate $5.0 million. The Company paid $2.4 million of the aggregate purchase price during 2010, with the remaining $2.6 million payable in equal monthly installments through December 1, 2012, with interest accruing at a rate of 4.25% per annum. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $5.0 million. No deal costs were incurred with respect to this transaction.

Redemption of Noncontrolling Interest of Feiwell & Hannoy in NDeX:  On February 28, 2010, NDeX redeemed a 1.7% ownership interest in NDeX from Feiwell & Hannoy, which exercised its put right pursuant to the NDeX operating agreement. NDeX redeemed these common units for $3.5 million, which is payable to Feiwell & Hannoy in equal quarterly installments through December 3, 2012, with interest accruing at a rate of 5.25% per annum. The Company paid $1.1 million of this note in 2010. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $3.5 million. No deal costs were incurred with respect to this transaction.

The following table provides information on the fair value of the assets acquired and liabilities assumed for the DataStream and Federal News acquisitions. The allocations of the purchase price are as follows (in thousands):

	DataStream	Federal News	Total

Assets acquired and liabilities assumed at their fair values:
Working capital	$341	$404	$745
Property and equipment	209	—	209
Technology	5,607	—	5,607
Trademark/domain names	1,643	—	1,643
Customer relationships	9,154	1,244	10,398
License agreements	226	—	226
Goodwill	2,601	—	2,601

Total consideration	$19,781	$1,648	$21,429

2009 Acquisitions/Equity Transactions:

Albertelli:  On October 1, 2009, NDeX acquired the mortgage default processing services and certain title assets of the Albertelli Sellers for a total maximum cash purchase price of $19.0 million as follows: $7.0 million paid at closing; an additional $1.0 million held back for one year to secure the Albertelli Sellers’ obligations under the asset purchase agreement, which was paid in full on October 1, 2010; an additional $2.0 million in equal installments of $1.0 million each, with $1.0 million paid on October 1, 2010, and $1.0 million to be paid on October 1, 2011; and earnouts payable of up to an additional $9.0 million in three annual installments of up to $3.0 million each. The amount of these three annual earnout payments is based upon the adjusted EBITDA for the acquired mortgage default processing services and related title business during the twelve calendar months ending on each of September 30, 2010, 2011, and 2012. On October 1, 2010, the Company paid $3.0 million for the first of the three annual earnout payments. These assets are part of the Company’s Mortgage Default Processing Services segment.

In addition, NDeX also entered into a twenty-year services agreement with James E. Albertelli, P.A. (one of the Albertelli Sellers), which provides for the exclusive referral of residential mortgage default and related files from the law firm to NDeX for processing in Florida.

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the acquired business was determined by management through a business valuation done by management with the assistance of an independent third-party valuation firm. The total fair value of $16.7 million was estimated using a discounted cash flow analysis (income approach) using a 16.5% discount rate estimated on October 1, 2009 and a 2.5% long-term growth rate. The fair value was allocated as follows: $0.2 million to fixed assets; $14.3 million to the long-term service agreement to be amortized over 20 years, representing the initial term of the services agreement and the expected life over which cash flows will be provided; and $2.2 million to goodwill. In connection with this acquisition, the Company was required to estimate the fair value of the earnout payments and determined that the earnouts of $9.0 million, in the aggregate, were likely to be achieved. As a result, the Company has therefore included the present value of these payments in its determination of fair value. The Company has determined that this earnout liability is a Level 3 fair value measurement within the Financial Accounting Standards Board’s (FASB) fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. See Note 5 for information pertaining to changes in the fair value of this liability during the year ended December 31, 2010. Deal costs associated with this acquisition were immaterial.

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

DiscoverReady:  On November 2, 2009, the Company acquired an 85% equity interest in DiscoverReady LLC. The Company paid the sellers $28.9 million in cash at closing and placed an additional $3.0 million in escrow. The total purchase price included a target for net working capital of $2.4 million. The actual amount for net working capital at the closing date was $5.1 million, and, as such, the Company paid an additional $2.7 million to the sellers during 2009. DiscoverReady is part of the Company’s Litigation Support Services segment.

In accordance with the terms of the DiscoverReady operating agreement, the Company repurchased a 0.3% equity interest in DiscoverReady from DR Holdco in connection with the expiration of the employment agreement of DiscoverReady’s former chief financial officer in April 2010. The Company paid $0.1 million for this equity interest in DiscoverReady, and as a result of this transaction, its interest in DiscoverReady was increased to 85.3%.

Due to a put feature exercisable at the discretion of the noncontrolling interest holder, the Company records on its balance sheet an adjustment for that portion of DiscoverReady which it does not own as redeemable noncontrolling interest, which is adjusted to fair value at each balance sheet date. The Company has determined that this redeemable noncontrolling interest is a Level 3 fair value measurement within the FASB’s fair value hierarchy. See Note 5 for information pertaining to changes in the fair value of this noncontrolling interest during the year ended December 31, 2010.

Management determined the fair value of the acquired business and related redeemable noncontrolling interest at the date of acquisition through a business valuation done by management with the assistance of an independent third-party valuation firm. The total fair value of $37.5 million was estimated using a discounted cash flow analysis (income approach) using a discount rate of 23.6% for this acquisition. The fair value was allocated as follows: $2.4 million to net working capital/capital lease liability; $1.1 million to fixed assets; $1.3 million to non-compete agreements, to be amortized over four years; $1.6 million to trademarks and domain names, to be amortized over ten years; $5.9 million to trade names, to be amortized over 15 years; $9.3 million to customer lists (preliminary allocation at December 31, 2009 was $7.9 million), to be amortized over ten to 12 years; and $15.8 million to goodwill (preliminary allocation at December 31, 2009 was $17.3 million). The December 31, 2009 balance sheet and statement of operations were not retroactively adjusted for this measurement period adjustment as the amount of the change was not material to the 2009 financial statements.

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in the acquisition (i.e., goodwill) because the Company anticipates revenue synergies and operational efficiencies through combined general and administrative and corporate functions. Such goodwill is deductible for tax purposes, and has been allocated to the Litigation Support Services segment.

Acquisition of Noncontrolling Interest in NDeX.  On December 31, 2009, the Company entered into a common unit purchase agreement with the Trott Sellers, including one of the Company’s executive officers, David A. Trott, under the terms of which the Trott Sellers sold an aggregate 5.1% membership interest in NDeX to the Company, for a purchase price of $10.6 million, consisting of $8.0 million paid in cash and 248,000 shares of the Company’s common stock with a fair market value of $2.6 million. The Company accounted for this acquisition as an equity transaction by reducing noncontrolling interest on the Company’s balance sheet by $10.6 million. Deal costs associated with this transaction were immaterial.

The following table provides information on the fair value of the assets acquired and liabilities assumed for the Albertelli and DiscoverReady acquisitions. The allocations of the purchase price are as follows (in thousands):

	Albertelli	DiscoverReady	Total

Assets acquired and liabilities assumed at their fair values:
Working capital	$—	$2,400	$2,400
Property and equipment	198	955	1,153
Software	2	117	119
Other asset	—	24	24
Long-term service contract	14,290	—	14,290
Trade name	—	5,917	5,917
Trademark/domain names	—	1,625	1,625
Customer list	—	9,302	9,302
Noncompete agreements	—	1,354	1,354
Goodwill	2,215	15,806	18,021
Redeemable noncontrolling interest	—	(5,625)	(5,625)

Total consideration	$16,705	$31,875	$48,580

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

THE DOLAN COMPANY

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

Midwest Law Printing Co., Inc.:   On June 30, 2008, the Company acquired the assets of Midwest Law Printing Co., Inc., which provides printing and appellate services in Chicago, Illinois. The Company paid $600,000 in cash for the assets at closing. Acquisition costs associated with this purchase were immaterial. The Company paid an additional $75,000 in 2009, which was held back to secure indemnification claims. Under the purchase agreement, the Company is also obligated to pay the seller up to an additional $225,000 in three annual installments of up to $75,000 each based upon the revenues it earns from the assets in each of the three years following closing. In connection with the satisfaction of the first and second revenue targets, the Company paid the seller $75,000 in additional purchase price in both 2010 and 2009. The purchase price has been allocated to a customer list, which is being amortized over seven years, and working capital in the amount of $10,000. These assets are part of the Company’s Litigation Support Services segment.

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

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.5 million holdback payable to them and by taking receipt of $1.9 million out of the escrow. Barrett-NDEx is included in the Company’s Mortgage Default Processing Services segment.

The table below (amounts in thousands) shows the Company’s preliminary allocation of purchase price, along with the final purchase price allocation completed in the third quarter of 2009. The final allocation also includes adjustments to goodwill for the achievement of the earnout ($13.0 million) as well as the adjustment to deferred income taxes recorded as a result of the adjustments to the fair value of the intangible assets acquired in this acquisition. See Note 13 for additional information relating to the deferred income taxes adjustment.

	Amortization	Preliminary	Final
	Period	Allocation	Allocation

Long-term service agreement	25 years	$154,000	$59,728
Customer list	15 years	—	19,565
Non-compete agreements	5 years	5,000	3,198

Finite-life intangible assets		159,000	82,491
Trade names	—	—	6,537
Goodwill	—	37,827	116,927

Indefinite-lived intangible asset		37,827	123,464
Software	2 years	6,949	5,542

Total		$203,776	$211,497

The Company’s preliminary purchase price allocation combined the services agreement with the Barrett Law Firm and customer list related to California foreclosure files as a single intangible asset. In completing the final allocation, the Company determined that the California customer list is a separate identifiable asset from the services agreement because the services agreement requires NDeX to provide mortgage default processing services only to the Barrett Law Firm whereas NDeX provides these services directly to lenders and mortgage servicers on loans secured by properties in California under no specific services agreement. The Company’s initial assumptions regarding Barrett-NDEx’s California operations also included obtaining new customers in the California market, the value of which the Company preliminarily allocated to the services agreement and later determined was goodwill.

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

The Company recorded working capital for cash ($3.1 million), accounts receivable, net and unbilled pass-through costs ($22.9 million), accounts payable and accrued pass-through liabilities ($24.3 million) and other items of working capital that existed on September 2, 2008 (the closing date of the acquisition) in accordance with the terms of the equity purchase agreement.

THE DOLAN COMPANY

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

Pro Forma Information (unaudited):  Actual results of operations of the equity interests and assets acquired in 2010, 2009 and 2008 are included in the consolidated financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to these acquisitions using the purchase method as if the acquisitions occurred on January 1, 2008. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year (in thousands, except per share data):

	Pro Forma
	Years Ended December 31,
	2010	2009	2008

Total revenues	$319,082	$299,523	$220,525
Net income (loss) attributable to The Dolan Company	31,541	35,625	16,827
Net income (loss) attributable to The Dolan Company per share:
Basic	$1.05	$1.18	$0.61

Diluted	$1.04	$1.18	$0.60

Pro forma weighted average shares outstanding:
Basic	30,151	30,079	27,786

Diluted	30,314	30,164	27,911

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Derivative Instruments

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

As December 31, 2010, the Company had $1.3 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. There was no other comprehensive loss as of December 31, 2009. Unrealized gains and losses are reflected in net income attributable to The Dolan Company when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

This cash flow hedge was highly effective for the year ended December 31, 2010. The Company does not expect to reclassify any amounts from other comprehensive income to net income attributable to The Dolan Company during 2011. The occurrence of these related cash flows and hedged transaction remains probable.

The Company had liabilities of $2.4 million and $1.5 million resulting from interest rate swaps at December 31, 2010 and 2009, respectively, which are included in accrued liabilities or other liabilities on the balance sheet, depending upon the timing of the expiration of the swap agreement. As of December 31, 2010, the aggregate notional amount of the swap agreements was $75 million, of which $25 million will mature on March 31, 2011, and the balance of the $50 million notional swap will mature on various dates through June 30, 2014, as discussed above. The swap agreement maturing on March 31, 2011, does not qualify for hedge accounting. Total floating-rate borrowings not offset by the swap agreements at December 31, 2010, totaled $59.0 million.

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

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The fair value of interest rate swaps is determined by the respective counterparties based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The fair value of the earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli Sellers and the earnout liability recorded in connection with the DataStream acquisition are determined by management based on projected financial performance and an estimated discount rate. The fair value of the redeemable noncontrolling interest in DiscoverReady is determined by management using a market approach.

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

December 31, 2010
Interest rate swaps	$—	$2,400	$—	$2,400
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli Sellers	—	—	5,069	5,069
Earnout liability recorded in connection with the DataStream acquisition	—	—	3,171	3,171
Redeemable noncontrolling interest in DiscoverReady	—	—	13,652	13,652

Total	$—	$2,400	$21,892	$24,292

December 31, 2009
Interest rate swaps	$—	$1,471	$—	$1,471
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli Sellers	—	—	6,999	6,999
Redeemable noncontrolling interest in DiscoverReady	—	—	5,902	5,902

Total	$—	$1,471	$12,901	$14,372

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 (in thousands):

					Fair Value
		Fair Value			Adjustment
		Adjustment		Distributions	Included in
		Included in		to Minority	Additional
		Net Income	Minority	Partners /	Paid-in
	Beginning	Attributable	Partners’	Redemptions/	Capital and	End of
	of Period	to the Dolan	Share of	Earnout	Deferred	Period
	Balance	Company	Earnings	Payments	Taxes	Balance

Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli Sellers	$6,999	$1,070	$—	$(3,000)	$—	$5,069
Earnout liability recorded in connection with the DataStream acquisition	—	3,171	—	—	—	3,171
Redeemable noncontrolling interest in DiscoverReady	5,902	—	1,457	(1,135)	7,428	13,652

Total	$12,901	$4,241	$1,457	$(4,135)	$7,418	$21,892

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) table is not included for the year ended December 31, 2009 as the earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli Sellers and the redeemable noncontrolling interest in DiscoverReady were both acquired in the fourth quarter of 2009 and their respective balances as of January 1, 2010, represent the amounts recorded when they were initially recorded.

As mentioned in Note 3 above, the Company repurchased a 0.3% equity interest in DiscoverReady from DR Holdco in connection with the expiration of the employment agreement of DiscoverReady’s former chief financial officer in April 2010. The Company paid $0.1 million for this equity interest in DiscoverReady, which is included in Distributions to Minority Partners/Redemptions in the table above along with $1.0 million in distributions to minority partners.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.  Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). No such fair value adjustments were required during the years ended December 31, 2010, 2009 or 2008.

Fair Value of Financial Instruments:  The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. On December 6, 2010, the Company refinanced its debt. The Company noted no significant changes in interest rates between December 6, 2010 and December 31, 2010, and as such, the carrying value of variable-rate debt under the Company’s senior credit facility of $134.0 million approximates its estimated fair value.

Note 6.	Investments

Investments consisted of the following at December 31, 2010 and 2009 (in thousands):

	Accounting	Percent	December 31,
	Method	Ownership	2010	2009

The Detroit Legal News Publishing, LLC	Equity	35	$13,154	$15,479
Other	Equity	19.5	654	—

Total			$13,808	$15,479

For the years ended December 31, 2010 and 2009, the equity in earnings (loss) is as follows (in thousands):

	Year Ended
	December 31,
	2010	2009	2008

The Detroit Legal News Publishing, LLC	$4,676	$4,853	$5,646
Other	(96)	(238)	—

Total	$4,580	$4,615	$5,646

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

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes certain key information relative to the Company’s investment in DLNP as of December 31, 2010 and 2009, and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	As of December 31,
	2010	2009

Carrying value of investment	$13,154	$15,479
Underlying finite-life customer list, net of amortization	7,413	8,921

	Years Ended December 31,
	2010	2009	2008

Equity in earnings of DLNP, net of amortization of customer list	$4,676	$4,853	$5,646
Distributions received	7,000	5,600	7,000
Amortization expense	1,508	1,508	1,508

According to the terms of the membership operating agreement, any DLNP member may, at any time after November 30, 2011, exercise a “buy-sell” provision, as defined, by declaring a value for DLNP as a whole. If this were to occur, each of the remaining members must decide whether it is a buyer of that member’s interest or a seller of its own interest at the declared stated value.

Summarized financial information for DLNP for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Revenues	$38,016	$39,258	$42,504
Cost of revenues	12,193	13,082	13,849

Gross profit	25,823	26,176	28,655
Selling, general and administrative expenses	6,713	6,504	6,482

Operating income	19,110	19,672	22,173
Interest income, net	—	1	24
Local income tax	(1,442)	(1,500)	(1,756)

Net income	$17,668	$18,173	$20,441

Company’s 35% share of net income	$6,184	$6,361	$7,154
Less amortization of intangible assets	1,508	1,508	1,508

Equity in earnings of DLNP, LLC	$4,676	$4,853	$5,646

Estimated future intangible asset amortization expense in connection with the DLNP membership interest as of December 31, 2010, is as follows (in thousands):

For the year ending December 31,
2011	1,508
2012	1,508
2013	1,508
2014	1,508
2015	1,381
Thereafter	—

Total	$7,413

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Lives (Years)	2010	2009

Land	N/A	$305	305
Buildings	10	2,604	2,601
Computers	2 - 5	12,742	9,624
Machinery and equipment	3 - 10	2,164	2,088
Leasehold improvements	3 - 11	4,791	4,548
Furniture and fixtures	3 - 5	7,007	5,779
Vehicles	3	110	43
Software	2 - 5	11,812	10,205
Construction in process	N/A	2,812	220

		44,347	35,413
Accumulated depreciation and amortization		(27,014)	(19,956)

		$17,333	$15,457

Note 8.	Intangible Assets

Indefinite-Lived Intangible Assets:  Indefinite-lived intangible assets consist of trade names and goodwill. The Company has determined that these assets have an indefinite list and therefore will not be amortized. The Company reviews indefinite-lived intangible assets annually on November 30 for impairment.

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the balances of indefinite-lived intangible assets as of December 31, 2010, 2009, and 2008, and changes in goodwill by segment for the years ended December 31, 2010 and 2009 (in thousands):

	Mortgage
	Default	Litigation
	Processing	Support	Business
	Services	Services	Information	Total

Total indefinite-lived intangible assets as of December 31, 2008 (all goodwill)	$51,906	$7,845	$59,232	$118,983
Changes in goodwill during 2009:
Barrett-NDEx	77,588	—	—	77,588
NDeX Florida	2,215	—	—	2,215
DiscoverReady	—	17,257	—	17,257

Total goodwill as of December 31, 2009	131,709	25,102	59,232	216,043
Trade names as of December 31, 2009	6,537	—	—	6,537

Total indefinite-lived intangible assets as of December 31, 2009	$138,246	$25,102	$59,232	$222,580

Goodwill as of December 31, 2009	$131,709	$25,102	$59,232	$216,043
Changes in goodwill during 2010:
DiscoverReady	—	(1,451)	—	(1,451)
DataStream	—	—	2,601	2,601

Total goodwill as of December 31, 2010	131,709	23,651	61,833	217,193
Total trade names as of December 31, 2010	6,537	—	1,643	8,180

Total indefinite-lived intangible assets as of December 31, 2010	$138,246	$23,651	$63,476	$225,373

The change in goodwill in the Litigation Support Services segment resulted from the completion, in 2010, of the valuation of the assets acquired in the 2009 DiscoverReady acquisition. The change in goodwill in the Business Information segment resulted from the preliminary valuation of the assets acquired through the purchase of DataStream. See Note 3 for more information about these acquisitions.

The Company tests its indefinite-lived intangible assets for impairment on an annual basis using a November 30 measurement date. For purposes of this testing, the Company has four reporting units: its Business Information segment, its Mortgage Default Processing Services segment, and the two subsidiaries in its Litigation Support Services segment: Counsel Press and DiscoverReady. The Company tests all finite-life intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. It conducts interim impairment tests of its indefinite-lived intangible assets whenever circumstances or events indicate that it is more likely than not that the fair value of one of its reporting units is below its carrying value. Circumstances that could represent triggering events and therefore require an interim impairment test of indefinite-lived intangible assets or evaluation of our finite-life intangible assets or other long lived assets include the following: loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry, economic or regulatory changes or a significant decline in market capitalization. The Company has completed its annual test for impairment of goodwill and has determined that there is no impairment of its goodwill for the year ended December 31, 2010.

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Finite-Life Intangible Assets:  The following table summarizes the components of finite-life intangible assets as of December 31, 20010 and 2009 (in thousands except amortization periods):

		As of December 31, 2010			As of December 31, 2009
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net

Mastheads	30	$11,965	$(2,594)	$9,371	$11,965	$(2,196)	$9,769
Customer lists/relationships	2-15	91,799	(27,968)	63,831	79,206	(20,826)	58,380
Noncompete agreements	4-5	5,302	(3,317)	1,985	5,302	(2,488)	2,814
Long-term service contracts	15-25	135,146	(26,899)	108,247	135,146	(19,872)	115,274
Trademark/domain names	10	1,651	(191)	1,460	1,625	(27)	1,598
Trade names	15	5,918	(460)	5,458	5,918	(66)	5,852
Technology	5-20	5,607	—	5,607	—	—	—

Total intangibles		$257,388	$(61,429)	$195,959	$239,162	$(45,475)	$193,687

Total amortization expense for finite-life intangible assets for the years ended December 31, 2010, 2009 and 2008 was approximately $16.0 million, $17.1 million and $11.8 million, respectively.

Estimated annual future intangible asset amortization expense as of December 31, 2010, is as follows (in thousands):

2011	17,110
2012	15,912
2013	15,677
2014	14,222
2015	13,528
Thereafter	119,510

Total	$195,959

Note 9.	Long-Term Debt, Capital Lease Obligation

At December 31, 2010 and 2009, long-term debt consisted of the following (in thousands):

	December 31,
	2010	2009

Senior secured debt (see below):
Senior variable-rate term note	$50,000	$143,450
Senior variable-rate revolving note	84,000	8,000

Total senior secured debt	134,000	151,450
Unsecured notes payable	4,886	8,000
Capital lease obligations	260	515

	139,146	159,965
Less current portion	7,578	22,005

Long-term debt, less current portion	$131,568	$137,960

Senior Secured Debt:  The Company and its consolidated subsidiaries have a credit agreement with a syndicate of banks for a $205.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 6, 2015, and a revolving credit facility in an aggregate amount of up to $155.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015. At any time after December 6, 2012, if the outstanding principal balance of revolving loans under the revolving credit facility exceeds $50.0 million, $50.0 million of such revolving loans shall convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of December 6, 2015. The credit facility is governed by the terms and conditions of a Third Amended and Restated Credit Agreement dated December 6, 2010. Prior to December 6, 2010, the Company and its consolidated subsidiaries had a credit facility with a syndicate of lenders for $200.0 million that consisted of a term loan facility and a revolving credit facility.

At December 31, 2010, the Company had net unused available capacity of approximately $71.0 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility. The Company expects to use the remaining availability under this credit facility, if needed, for working capital, potential acquisitions, and other general corporate purposes.

The existing credit facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its subsidiaries, including a pledge of all of the stock of such subsidiaries except for the noncontrolling interest in NDeX and DiscoverReady. Borrowings under the credit facility accrue interest, at the Company’s option, based on a base prime rate or a Eurocurrency rate, specifically LIBOR, plus a margin that fluctuates on the basis of the ratio of the Company’s total liabilities to the Company’s pro forma EBITDA. The margin on the base rate loans may fluctuate between 0.5% and 2.0% and the margin on the LIBOR loans may fluctuate between 2.0% and 3.5%. If the Company has elected to have interest accrue (i) based on the base rate, then such interest is due and payable on the first business day of each month and (ii) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that the Company elected, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At December 31, 2010, the combined weighted-average interest rate on the senior term note and revolver was 2.5%. The Company is also required to pay customary fees with respect to the credit facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the revolving portion of its credit facility. The arrangement fee of $1.7 million was paid in 2010, of which $1.3 million was recorded as deferred financing fees to be expensed over the term of the credit facility, and the balance of which was expensed in 2010.

The credit facility includes negative covenants, including restrictions on the Company’s and its consolidated subsidiaries’ ability to incur debt, grant liens, consummate certain acquisitions, mergers, consolidations and sales of all or substantially all of its assets. The credit facility permits the Company to pay dividends to its common shareholders as well as establish a stock repurchase program pursuant to which the Company may repurchase shares of its stock, subject to a debt leverage ratio requirement. The credit facility contains customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. The credit facility also requires that, as of the last day of any fiscal quarter, the Company and its consolidated subsidiaries not permit: their total cash flow leverage ratio to be more than 3.00 to 1.00 (or 3.50 to 1.00 following an acquisition triggering event); fixed charge coverage ratio to be less than 2.00 to 1.00; and adjusted EBITDA for the previous two fiscal quarters to be less than $27.5 million, which amount may increase up to $35 million upon increase of the Revolving Credit Facility pursuant to the accordion feature.

Unsecured Notes Payable:  Under the terms of common unit purchase agreements with the Trott Sellers dated December 31, 2009 and January 4, 2010, the Company agreed to pay an aggregate $13.0 million in installments for the purchase of an aggregate 7.6% ownership interest in NDeX. Of this amount, $10.4 million was paid in 2010, with the balance payable in equal monthly installments through December 1, 2012, at an interest rate of 4.25% per annum. The aggregate balance on these notes at December 31, 2010 was $2.6 million.

Under the terms of a redemption agreement with Feiwell & Hannoy, the Company agreed to pay $3.5 million in installments for the redemption of a 1.7% ownership interest in NDeX from Feiwell & Hannoy. The $3.5 million note is payable in 12 quarterly installments through December 3, 2012, with interest accruing at a rate of 5.25% per

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annum. The Company paid $1.1 million on this note in 2010. The balance on this note at December 31, 2010 was $2.3 million.

See Note 3 for further information related to these three transactions.

Approximate future maturities of total debt are as follows (in thousands):

2011	$7,578
2012	7,568
2013	10,000
2014	10,000
2015 and thereafter	104,000

Total	$139,146

Note 10.	Common and Preferred Stock

Common Stock.  At December 31, 2010, the Company had 70,000,000 shares of common stock authorized and 30,511,408 shares of common stock outstanding.

In December 2010, the Company’s board of directors approved a stock buy-back plan effective upon the closing of its New Credit Agreement. This plan allows the Company to repurchase shares of issued and outstanding common stock at prevailing market prices or negotiated prices at any time through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. Between February 25, 2011 and March 9, 2011, the Company repurchased 137,500 shares under this plan.

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

Note 11.	Employee Benefit Plans

The Company sponsors a defined contribution plan for substantially all employees. Company contributions to the plan are based on a percentage of employee contributions. The Company’s cost of the plan was approximately $1.9 million, $1.5 million and $1.1 million, in each of 2010, 2009 and 2008, respectively.

Note 12.	Leases

The Company leases office space and equipment under certain noncancelable operating leases that expire in various years through 2027. Rent expense under operating leases in 2010, 2009 and 2008 was approximately $7.6 million, $6.5 million and $5.2 million, respectively. NDeX subleases office space from Trott & Trott, in a building owned by a partnership, NW13 LLC, a majority of which is owned by David A. Trott, one of our executive officers (See Note 15 for a description of other relationships between David A. Trott and the Company).

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximate future minimum lease payments under noncancelable operating leases are as follows (in thousands):

	NW13	Other	Total

Year ending December 31:
2011	$295	$5,876	$6,171
2012	49	4,420	4,469
2013	—	3,612	3,612
2014	—	2,429	2,429
2015	—	2,201	2,201
Thereafter	—	7,562	7,562

	$344	$26,100	$26,444

Note 13.	Income Taxes

Components of the provision for income taxes at December 31, 2010, 2009 and 2008 are as follows (in thousands):

	December 31,
	2010	2009	2008

Current federal income tax expense	$15,055	$14,795	$6,859
Current state and local income tax expense	3,494	1,469	1,615
Deferred income tax	2,930	2,306	735

	$21,479	$18,570	$9,209

The total income tax expense differs from the expected tax expense (benefit) from continuing operations, computed by applying the federal statutory rate to the Company’s income before income taxes, as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Tax benefit at statutory federal income tax rate	$19,889	$18,608	$9,022
State income tax benefit, net of federal effect	2,391	1,556	799
Nontaxable life insurance proceeds	—	(590)	—
Other permanent items	231	251	181
Noncontrolling interest not subject to federal tax	(1,032)	(1,255)	(793)

	$21,479	$18,570	$9,209

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows (in thousands):

	December 31,
	2010	2009

Amortization and depreciation	$(3,139)	$(3,362)
Partnership interests	(11,753)	(10,276)
Redeemable noncontrolling interests	2,694	2,557
Stock compensation	1,793	1,042
Interest rate swap qualifying for hedge accounting	927	561
Other, net	1,684	1,318

Net deferred tax liability	$(7,794)	$(8,160)

The Company recognizes the tax effects of an uncertain tax position only if it is more-likely-than-not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an “unrecognized tax benefit.” The change in gross unrecognized tax benefits for the years ended December 31, 2010 and 2009 are as follows: (in thousands)

	Years Ended December 31,
	2010	2009

Unrecognized tax benefits balance at January 1	$657	$277
Increase for tax positions taken in a prior year	531	440
Increase for tax positions taken in the current year	238	52
Settlements with taxing authorities	—	—
Lapse of the statue of limitations	(114)	(112)

Unrecognized tax benefits balance at December 31	$1,312	$657

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $1.1 million as of December 31, 2010.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in its consolidated statement of operations. As of December 31, 2010 the Company had $0.2 million of accrued interest related to uncertain tax positions. The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months.

The Company is subject to U.S. federal income tax, as well as income tax in multiple state jurisdictions. With limited exceptions, tax years prior to 2007 are no longer open to federal, state and local examination by taxing authorities. The Company is currently under examination by New York and New York City for years 2006 through 2008. The company does not anticipate any adjustments related to these audits that would result in a material change to our financial position.

Note 14.	Other Income

Other income in 2010 relates to the receipt of escrow funds related to the 2009 sale of our investment in GovDelivery, which had been accounted for under the equity method of accounting. Included in other income in 2009 is a gain on the Company’s sale of its investment in GovDelivery in the amount of $2.4 million, as well as a net gain of $1.4 million on a company-owned life insurance policy on the life of Michael Barrett, a senior officer of

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Barrett-NDEx, who passed away in January 2009. This net gain includes a reduction for a $0.5 million contribution the Company made to Southern Methodist University Dedman School of Law from the life insurance proceeds, to establish a scholarship fund in Mr. Barrett’s name.

Note 15.	Major Customers and Related Parties

NDeX.  NDeX has eight law firm customers and, of those customers, Trott & Trott and the Barrett Law Firm together comprised 70.5%, 73.4% and 70.4% of NDeX’s total revenues and 37.2%, 41.7% and 31.3% of the Company’s total revenues in each of 2010, 2009 and 2008, respectively. NDeX has entered into long term services agreements with its law firm customers that provide for the exclusive referral of mortgage default and other files for processing. NDeX’s services agreement with Trott & Trott expires in 2021, but automatically renews for up to two successive ten year periods unless either party elects to terminate the term then-in-effect upon prior written notice. NDeX’s services agreements with the Barrett Law Firm expire in 2033, but automatically renew for successive five year periods unless either party elects to terminate the term then-in-effect upon prior notice. Both Trott & Trott and the Barrett Law Firm, along with NDeX’s other law firm customers, pay NDeX monthly for its services.

Revenues and accounts receivables from services provided to Trott & Trott and the Barrett Law Firm were as follows (in thousands):

		Barrett Law
		Firm
	Trott & Trott	(and Affiliates)

As of and for the year ended December 31, 2010
Revenues	$42,808	$72,966
Accounts receivable*	$3,327	$9,867
As of and for the year ended December 31, 2009
Revenues	$43,534	$66,101
Accounts receivable*	$4,380	$13,373
Revenues for the year ended December 31, 2008	$41,266	$18,269

*	Includes billed and unbilled services

David A. Trott, chairman and chief executive officer of NDeX, is also the managing attorney and majority shareholder of Trott & Trott. Until February 2008, Trott & Trott also owned a 9.1% interest in NDeX, when it assigned its interest in NDeX to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including Mr. Trott and NDeX’s two executive vice presidents in Michigan. Together, these three individuals owned approximately 98.0% of APC Investments. APC Investments’ interest in NDeX was diluted to 7.6% in connection with the acquisition of Barrett-NDEx on September 2, 2008. On December 1, 2009, APC Investments distributed all of its ownership interest in NDeX to each of its members, which resulted in Mr. Trott having an aggregate 5.1% direct ownership interest in NDeX and NDeX’s two vice presidents in Michigan, having an aggregate 2.3% ownership interest in NDeX, together. On December 31, 2009, the Company acquired a portion of the NDeX ownership interest that was formerly held by APC Investments from its members, including Mr. Trott, for an aggregate $8.0 million and 248,000 shares of the Company’s common stock. As a result of this transaction, Mr. Trott sold the Company 48,348 common units in NDeX, representing a 3.5% ownership interest and the Company issued to Mr. Trott 168,644 shares of its common stock, having an aggregate fair market value of $1.8 million on December 31, 2009, using the reported closing sales price on that date. On January 4, 2010, the Company acquired the remaining aggregate 2.4% ownership interest in NDeX that was formerly held by APC Investments from its members, including Mr. Trott for an aggregate $5.0 million. As a result of this transaction, Mr. Trott sold the Company his remaining ownership in NDeX. In connection with these two common unit purchase agreements, the Company has paid Mr. Trott an aggregate $7.1 million (net of interest) in 2010 pursuant to the terms of the two common unit purchase agreements.

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NDeX also pays Net Director, LLC and American Servicing Corporation for services provided to NDeX. Mr. Trott has an 11.1% ownership interest in Net Director and, until June 1, 2010, had a 50% ownership interest in American Servicing Corporation. In 2010, NDeX paid Net Director and American Servicing Corporation approximately $0.1 million and $0.4 million, respectively. Mr. Trott and his family members own 80.0% of Legal Press, LLC, which owns 10.0% of the outstanding membership interests of DLNP, in which the Company owns a 35.0% interest. In addition, Mr. Trott serves as a consultant to DLNP under a consulting agreement and Trott & Trott has an agreement with DLNP to publish its foreclosure notices in DLNP’s publications.

The sellers of Barrett-NDEx or their designees, a number of who are key attorneys or shareholders of the Barrett Law Firm and also employees of NDeX, hold, together, an aggregate 6.2% noncontrolling interest in NDeX. The Barrett Law Firm owns a 5.0% interest in Net Director.

During 2010, the Company paid distributions to the Sellers of Barrett-NDeX of $0.5 million pursuant to the terms of the operating agreement.

DiscoverReady LLC.  The 14.7% noncontrolling interest in DiscoverReady is held by DR Holdco LLC, which is owned by key employees, including its Chief Executive Officer and President, of DiscoverReady. During 2010, the Company paid distributions to DR Holdco of $1.0 million pursuant to the terms of the operating agreement.

During the second quarter of 2010, the Company repurchased a 0.3% equity interest in DiscoverReady from DR Holdco for $0.1 million in connection with the expiration of the employment agreement of DiscoverReady’s former chief financial officer. See Note 5 for more information on this transaction.

DiscoverReady’s top two customers, both of whom are financial services companies, accounted for 78%, in the aggregate, of DiscoverReady’s total revenues for 2010.

Note 16.	Reportable Segments

The Company has two operating divisions: Professional Services and Business Information and three reportable segments: (1) Mortgage Default Processing Services; (2) Litigation Support Services; and (3) Business Information. The Mortgage Default Processing Services and Litigation Support Services segments are part of the Professional Services Division as these segments provide professional services supporting, primarily, attorneys and/or their clients. The Business Information segment is part of the Business Information Division. The Company determined its reportable segments based on the types of products sold and services performed. The Mortgage Default Processing Services segment generates revenue from NDeX, which provides mortgage default processing and related services to its customers. The Litigation Support Services segment generates revenue by providing discovery management and document review services through DiscoverReady LLC and appellate services through Counsel Press, LLC. Both of these operating segments generate revenues through fee-based arrangements. The Business Information segment provides products, data and certain services through subscription-based products and a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information segment generates revenues primarily from display and classified advertising (including events), public notices, and subscriptions and other.

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

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These segments reflect the manner in which the Company sells its products and services to the marketplace and the manner in which it manages its operations and makes business decisions. The tables below reflect summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2010, 2009 and 2008.

Reportable Segments

	Professional Services
	Mortgage	Litigation
	Default	Support	Business
	Processing	Services	Information	Corporate	Total
	(In thousands)

2010
Revenues	$164,276	$58,793	$88,240	$—	$311,309
Direct operating expenses	68,208	23,273	30,014	—	121,495
Selling, general and administrative expenses	40,225	17,913	37,016	10,563	105,717
Amortization and depreciation	16,564	3,481	5,048	703	25,796
Equity in earnings of affiliates	—	—	4,580	—	4,580

Operating income (loss)	$39,279	$14,126	$20,742	$(11,266)	$62,881

2009
Revenues	$151,479	$21,056	$90,382	$—	$262,917
Direct operating expenses	60,349	6,348	29,197	—	95,894
Selling, general and administrative expenses	34,866	8,323	34,594	11,939	89,722
Amortization and depreciation	18,790	1,605	5,265	864	26,524
Equity in earnings of affiliates	—	—	4,615	—	4,615

Operating income (loss)	$37,474	$4,780	$25,941	$(12,803)	$55,392

2008
Revenues	$84,553	$14,943	$90,450	$—	$189,946
Direct operating expenses	33,360	3,572	31,116	—	68,048
Selling, general and administrative expenses	19,535	7,036	38,372	9,314	74,257
Break-up fee	—	—	—	1,500	1,500
Amortization and depreciation	10,527	1,225	4,965	853	17,570
Equity in earnings of affiliates	—	—	5,646	—	5,646

Operating income (loss)	$21,131	$3,110	$21,643	$(11,667)	$34,217

Note 17.	Share-Based Compensation

The Company currently has in place the 2007 Incentive Compensation Plan, adopted by the Board of Directors on June 22, 2007. In May 2010, the Company amended and restated its 2007 Incentive Compensation Plan, increasing the number of shares reserved for issuance from 2.7 million shares to 4.8 million shares. Of the 4.8 million shares reserved for issuance under this plan, there were 2.3 million shares available for issuance at December 31, 2010. Under this plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, substitute awards and dividend awards to employees of the Company, non-employee directors of the Company or consultants engaged by the Company.

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also on June 22, 2007, the Board adopted The Dolan Company Employee Stock Purchase Plan, which was approved by the stockholders holding the required number of shares of the Company’s capital stock entitled to vote on July 9, 2007. The Employee Stock Purchase Plan allows the employees of the Company and its subsidiary corporations to purchase shares of the Company’s common stock through payroll deductions. The Company has not yet determined when it will make the benefits under this plan available to employees. The Company has reserved 900,000 shares of its common stock for issuance under this plan and there are no shares issued and outstanding under this plan.

The Company recognizes compensation cost relating to share-based payment transactions in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company uses the Black-Scholes option pricing model in deriving the fair value estimates of share-based awards. All inputs into the Black-Scholes model are estimates made at the time of grant. The Company estimates the expected life of options based on the expected holding period of the option holder to determine the expected life of options it had granted. The risk-free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company also makes assumptions with respect to expected stock price volatility based upon a mix of the volatility of the price of its own common stock and the average historical volatility of a select peer group of similar companies. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period. Forfeitures of share-based awards are estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipients. For stock options issued, the Company has assumed a six percent forfeiture rate for all awards issued to management and other employees and non-employee directors, and a zero percent forfeiture rate for all awards issued to executive management employees. For restricted stock issued, the Company has assumed a seven percent forfeiture rate on all restricted stock awards issued to non-management employees, a six percent forfeiture rate on all restricted stock awards issued to non-executive management employees, and a zero percent forfeiture rate on restricted stock awards issued to a limited number of executive employees.

Total share-based compensation expense for years ended December 31, 2010, 2009 and 2008, was approximately $3.2 million, $2.6 million and $1.9 million, respectively, before income taxes.

Stock Options.  The Company issued incentive stock options in 2006 which are all fully vested and expire ten years from the date of grant. At December 31, 2010, there were 81,455 incentive stock options vested. The non-qualified stock options issued in 2010, 2009 and 2008 were issued to executive management, non-executive management and other employees and non-employee directors under the 2007 Incentive Compensation Plan. The options issued under this plan vest in four equal annual installments commencing on the first anniversary of the grant date. The options expire seven years after the grant date. At December 31, 2010, there were 799,129 non-qualified stock options vested.

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.

For the year ended December 31, 2010, net cash proceeds from the exercise of stock options was immaterial.

The following weighted average assumptions were used to estimate the fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	47.0 - 48.0%	48.0%	28.0%
Risk free interest rate	1.5 - 2.3%	2.0%	3.0 - 3.3%
Expected term of options	4.75 years	4.75 years	4.75 years
Weighted average grant date fair value	$3.95 - $5.15	$5.35	$4.89 - $5.42

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents stock option activity for the year ended December 31, 2010:

				Weighted Average
		Weighted Average		Remaining
	Number of	Grant Date Fair	Weighted Average	Contractual Life
	Shares	Value	Exercise Price	(in Years)

Outstanding options at December 31, 2009	1,629,760	$4.73	$13.81	5.37
Granted	456,860	5.10	12.12	—
Exercised	(14,420)	1.35	2.22	—
Canceled or forfeited	(126,430)	4.87	13.91	—

Outstanding options at December 31, 2010	1,945,770	4.83	13.50	4.82

Options exercisable at December 31, 2010	880,584	$4.54	$13.63	4.17

Share-based compensation expense related to grants of stock options for the year ended December 31, 2010, 2009 and 2008 was approximately $2.0 million, $1.7 million and $1.3 million, respectively, before income taxes. At December 31, 2010, the aggregate intrinsic value of options outstanding and options exercisable was $2.2 million and $1.1 million, respectively. At December 31, 2010, there was approximately $3.8 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Grants.  The restricted shares issued to non-executive employees, as well as a limited number of executive management employees, typically vest in four equal annual installments commencing on the first anniversary of the grant date. The restricted shares issued to non-management employees on August 1, 2007, vest in five equal installments commencing on the date of grant and each of the four anniversaries of the grant date. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period.

A summary of the Company’s nonvested restricted stock as of December 31, 2010, is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value

Nonvested, December 31, 2009	219,504	$13.74
Granted	208,028	12.05
Vested	(65,721)	13.97
Canceled or forfeited	(36,905)	13.69

Nonvested, December 31, 2010	324,906	$12.62

Share-based compensation expense related to grants of restricted stock for the year ended December 31, 2010, 2009 and 2008 was approximately $1.2 million, $0.9 million and $0.6 million, respectively, before income taxes. Total unrecognized compensation expense for unvested restricted shares of common stock as of December 31, 2010 was approximately $2.9 million, which is expected to be recognized over a weighted average period of 2.8 years.

Note 18.	Contingencies and Commitments

Litigation.  From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. Although the outcome of these matters cannot presently be determined, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

NDeX.  The sellers of Barrett-NDEx, as noncontrolling interest holders in NDeX, or their transferees, each as members of NDeX, has the right to require NDeX to repurchase all or any portion of the NDeX equity interest held

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by them. This right is exercisable for a period of six months following September 2, 2012. To the extent the sellers of Barrett-NDEx timely exercise this right, the purchase price would be based upon 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would be payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.

DiscoverReady.  Under the terms of the DiscoverReady limited liability agreement, DR Holdco has the right, for a period of ninety days following November 2, 2012, to require DiscoverReady to repurchase all or any portion of its equity interest in DiscoverReady. To the extent that DR Holdco timely exercises this right, the purchase price of such equity interest will be based on the fair market value of such interest. During that same period, the Company also has the right to require DR Holdco to sell its entire equity interest in DiscoverReady to it. If the Company timely exercises its right, it would pay DR Holdco an amount based on the fair market value of the equity interest. These rights generally may be exercised by an individual holder of DR Holdco interests upon termination. If either of these rights are exercised, the aggregate purchase price would be paid by DiscoverReady in cash, to the extent allowable by the terms and conditions of the Company’s then-existing bank credit agreement.

Note 19.	Selected Quarterly Financial Data (unaudited)

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes.

Quarterly Financial Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Full Year
	(Unaudited)
	(In thousands)

2010
Revenues	$76,978	$79,209	$78,459	$76,663	$311,309
Operating income	17,383	16,473	16,430	12,595	62,881
Net income attributable to The Dolan Company	9,157	8,632	9,040	5,526	32,355
Net income attributable to The Dolan Company per share — Basic and diluted	0.30	0.29	0.30	0.18	1.07
2009
Revenues	$63,936	$67,040	$62,344	$69,597	$262,917
Operating income	14,442	16,317	11,472	13,161	55,392
Net income attributable to The Dolan Company	8,647	8,206	5,870	8,090	30,813
Net income attributable to The Dolan Company per share — Basic and diluted	0.29	0.27	0.20	0.27	1.03

A summary of significant events occurring in 2010 and 2009 that may assist in reviewing the information provided above follows:

2010. On August 9, 2010, the Company acquired certain assets of Federal News. On December 1, 2010, the Company acquired the equity interests of DataStream.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria described in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

In making this assessment as of December 31, 2010, we have excluded the operations of Federal News, acquired on August 9, 2010, and the operations of DataStream, acquired on December 1, 2010. The financial statements of Federal News Service reflect total assets and total revenues of less than 1% of our consolidated financial amounts as of and for the year ended December 31, 2010. The financial statements of DataStream reflect total assets of 4% and total revenues of less than 1% of our consolidated financial amounts as of and for the year ended December 31, 2010. We have excluded these businesses because we have not had sufficient time to make an assessment of their respective internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding these businesses from our assessment, we have considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant and the Division of Corporate Finance on June 24, 2004, as revised on September 24, 2007, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

McGladrey & Pullen, LLP, the independent registered accounting firm who audited our consolidated financial statements, has also audited the effectiveness our internal control over financial reporting as of December 31, 2010 as described in their report on the next page.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Dolan Company

We have audited The Dolan Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Dolan Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting in this Annual Report on Form 10-K of The Dolan Company for the year ended December 31, 2010. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As described in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management has excluded the operations of Federal News Service and DataStream Content Solutions from its assessment of internal control over financial reporting as of December 31, 2010, because these businesses were acquired by the Company on August 9, 2010, and December 1, 2010, respectively. We have also excluded those acquired businesses, which together comprise approximately 4% of consolidated assets and less than 1% of consolidated revenues as of and for the year ended December 31, 2010, from our audit of internal control over financial reporting.

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

In our opinion, The Dolan Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Dolan Company and Subsidiaries as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, and our report dated March 11, 2011, expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 11, 2011

Item 9B.	Other Information

None.

PART III

We have incorporated by reference information required by Part III into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders. We expect to file our proxy statement with the SEC pursuant to Regulation 14A in early April 2011, but will file it, in no event later than 120 days after December 31, 2010. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our proxy statement, no other portions of the proxy statement are deemed to be filed as part of this Form 10-K.

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

We anticipate that Renee Jackson, our General Counsel, will be a named executive officer in the proxy statement. Therefore, we are filing her employment agreement with us as an exhibit to this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have incorporated into this item by reference the information provided under “Principal Stockholders and Beneficial Ownership of Directors and Executive Officers” in our proxy statement.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2010. On December 31, 2010, we had one active equity compensation plan, the 2007 Incentive Compensation Plan, which was amended and restated in 2010 to increase the number of shares reserved for issuance from 2.7 million shares to 4.8 million shares. Our board of directors and stockholders have also approved an Employee Stock Purchase Plan, having an effective date after December 31, 2007. We have not yet determined when or if we will implement the Employee Stock Purchase Plan.

			Number of securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding	options,	(excluding securities
	options, warrants	warrants and	reflected in first
Plan Category	and rights	rights	column)

Equity compensation plans approved by security holders 2007 Incentive Compensation Plan	1,945,770	$13.50	2,332,591	(1)
Employee Stock Purchase Plan	—	—	900,000

Subtotal	1,945,770	$13.50	3,232,591

Equity compensation plans not approved by security holders	—	—	—

Total	1,945,770	$13.50	3,232,591

(1)	Includes 36,905 shares of restricted stock that were forfeited by grantees during 2010, which are available to be reissued under the 2007 Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

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

b. Exhibits

Exhibit
No.	Title	Method of Filing

2.1	Membership Interests Purchase Agreement by and among DiscoverReady LLC, DR Holdco LLC, Steven R. Harber, David Shub, James K. Wagner, Paul Yerkes, C. Parkhill Mays and The Dolan Company (f/k/a Dolan Media Company) dated November 2, 2009	Incorporated by reference to Exhibit 2.1 of our quarterly report on Form l0-Q filed with the SEC on November 6, 2009. The schedules and exhibit to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted schedules and exhibits.
3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3 of our current report on Form 8-K filed with the SEC on May 26, 2010.
3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed with the SEC on December 18, 2008.
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of The Dolan Company (f/k/a Dolan Media Company)	Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed with the SEC on February 3, 2009.
4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4 of our amendment to registration statement on Form S-1/A filed with the SEC on July 16, 2007 (Registration No. 333-142372).

Exhibit
No.	Title	Method of Filing

4.2	Rights Agreement, dated as of January 29, 2009, by and between The Dolan Company (f/k/a Dolan Media Company) and Mellon Investor Services LLC, as Rights Agent	Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed with the SEC on February 3, 2009.
4.3	Amendment No. 1 to Rights Agreement, dated as of March 17, 2010, by and between The Dolan Company (f/k/a Dolan Media Company) and Mellon Investor Services LLC, as Rights Agent	Incorporated by reference to Exhibit 4 of our current report on Form 8-K filed with the SEC on March 22, 2010.
10.1*	Amended and Restated Employment Agreement of James P. Dolan dated effective April 1, 2007	Incorporated by reference to Exhibit 10.1 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372).
10.2*	First Amendment to the Amended and Restated Employment Agreement of James P. Dolan dated December 29, 2008	Incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K filed with the SEC on March 12, 2009.
10.3*	Amended and Restated Employment Agreement between The Dolan Company (f/k/a Dolan Media Company) and Scott J. Pollei dated August 1, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on August 4, 2009.
10.4*	Employment Agreement between The Dolan Company (f/k/a Dolan Media Company) and Vicki J. Duncomb dated effective August 1, 2009	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on August 4, 2009.
10.5*	Employment Agreement of Mark W.C. Stodder dated effective April 1, 2007	Incorporated by reference to Exhibit 10.4 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372).
10.6*	First Amendment to the Employment Agreement of Mark W.C. Stodder dated December 29, 2008	Incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K filed with the SEC on March 12, 2009.
10.7*	Second Amendment to the Employment Agreement of Mark W.C. Stodder dated August 1, 2009	Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q filed with the SEC on August 7, 2009.
10.8*	Employment Agreement of David A. Trott dated as of March 14, 2006	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration NO. 333-142372).
10.9*	First Amendment to the Employment Agreement of David A. Trott dated December 29, 2008	Incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K filed with the SEC on March 12, 2009.
10.10*	Separation Agreement and General Release between The Dolan Company (f/k/a Dolan Media Company) and Mark E. Baumbach dated July 28, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on July 28, 2009.
10.11*	Consulting Agreement between Mark E. Baumbach and The Dolan Company (f/k/a Dolan Media Company) dated September 28, 2009	Incorporated by reference to Exhibit 10.8 of our quarterly report on Form l0-Q filed with the SEC on November 6, 2009.
10.12*	2007 Incentive Compensation Plan (Amended and Restated in 2010)	Incorporated by reference to Exhibit 10 of our current report on Form 8-K filed with the SEC on May 26, 2010.

Exhibit
No.	Title	Method of Filing

10.13*	Form of Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.6 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).
10.14*	Form of Incentive Stock Option Award Agreement	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).
10.15*	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.7 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).
10.16*	Amended and Restated Executive Change in Control Plan	Filed herewith.
10.17	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on June 29, 2007 (Registration No. 333-142372).
10.18*	2007 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).
10.19	Services Agreement between American Processing Company, LLC, Trott & Trott, P.C. and David A. Trott	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.
10.20	Services Agreement between American Processing Company, LLC, Feiwell & Hannoy Professional Corporation, Michael Feiwell and Douglas Hannoy	Incorporated by reference to Exhibit 10.9 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.
10.21	Services Agreement between American Processing Company, LLC and Wilford & Geske, Professional Association	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on February 25, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.
10.22	First Amendment to the Services Agreement between American Processing Company, LLC and Wilford & Geske, P.A. dated June 4, 2009	Incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed with the SEC on May 5, 2009.

Exhibit
No.	Title	Method of Filing

10.23	Second Amendment to the Services Agreement between American Processing Company, LLC and Wilford & Geske, P.A. dated June 4, 2009	Incorporated by reference to Exhibit 10.1 of our quarterly report on Form l0-Q filed with the SEC on August 7, 2009. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.
10.24	Amended and Restated Services Agreement between National Default Exchange, LP and Barrett Daffin Frappier Turner & Engel, LLP dated September 2, 2008	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on September 2, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.
10.25	Letter Agreement amending Amended and Restated Services Agreement between National Default Exchange, LP and Barrett Daffin Frappier Turner & Engel, LLP dated January 13, 2009	Incorporated by reference to Exhibit 10.35 of our annual report on Form 10-K filed with the SEC on March 9, 2009. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.
10.26	Services Agreement between American Processing Company, LLC (d/b/a NDeX) and James E. Albertelli, P.A. (and, for certain purposes, James E. Albertelli, individually) dated October 1, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on October 5, 2009. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.
10.27	First Amendment to Services Agreement among American Processing Company, LLC (d/b/a NDeX), James E. Albertelli, P.A. and James E. Albertelli, individually, dated as of July 12, 2010	Incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed with the SEC on August 5, 2010.
10.28	Amended and Restated Operating Agreement of The Detroit Legal News Publishing, LLC	Incorporated by reference to Exhibit 10.10 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372).
10.29	Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.11 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372). This Exhibit 10.11 also included Amendment No. 1 to the Amended and Restated Operating Agreement of American Processing Company, LLC, identified in this exhibit list as Exhibit 10.30.
10.30	Amendment No. 1 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.11 of our amendment to registration statement on Form S-1/A filed with the SEC on June 6, 2007 (Registration No. 333-142372).
10.31	Amendment No. 2 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on December 3, 2007.

Exhibit
No.	Title	Method of Filing

10.32	Amendment No. 3 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on February 25, 2008.
10.33	Amendment No. 4 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on September 2, 2008.
10.34	Amendment No. 5 to the American Processing Company, LLC Operating Agreement dated July 1, 2009	Incorporated by reference to Exhibit 10.2 of our quarterly report on Form l0-Q filed with the SEC on August 7, 2009.
10.35	Amendment No. 6 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on January 5, 2010.
10.36	Amendment No. 7 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on January 5, 2010.
10.37	Amendment No. 8 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.37 of our annual report on Form 10-K filed with the SEC on March 8, 2010.
10.38	Third Amended and Restated Limited Liability Company Agreement of DiscoverReady LLC dated as of November 2, 2009	Incorporated by reference to Exhibit 10.9 of our quarterly report on Form 10-Q filed with the SEC on November 6, 2009.
10.39	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of DiscoverReady LLC dated as of April 30, 2010	Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q filed with the SEC on May 6, 2010.
10.40	Third Amended and Restated Credit Agreement, dated as of December 6, 2010, among The Dolan Company, the subsidiaries of The Dolan Company, the lenders from time to time party thereto, U.S. Bank National Association, as administrative agent, lead arranger and sole bookrunner, and Wells Fargo Bank, National Association, as syndication agent	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on December 7, 2010.
10.41	Asset Purchase Agreement among The Dolan Company (f/k/a Dolan Media Company), American Processing Company, LLC (d/b/a NDeX), James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli dated October 1, 2009	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on October 5, 2009. The schedules and exhibits to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted schedules and exhibits.
10.42	First Amendment to Asset Purchase Agreement among American Processing Company, LLC (d/b/a NDeX), The Dolan Company (f/k/a Dolan Media Company), James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, individually, dated as of July 12, 2010	Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed with the SEC on August 5, 2010.

Exhibit
No.	Title	Method of Filing

10.43	Common Unit Purchase Agreement by and between David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, Dolan APC, LLC, The Dolan Company (f/k/a Dolan Media Company) and Trott & Trott P.C. dated December 31, 2009	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 5, 2010. The exhibits to the Common Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits.
10.44	Common Unit Purchase Agreement by and between David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, Dolan APC, LLC, The Dolan Company (f/k/a Dolan Media Company) and Trott & Trott P.C. dated January 4, 2010	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on January 5, 2010. The exhibits to the Common Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits.
10.45*	Employment Agreement of Renee Jackson dated as of July 12, 2010	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.
23.1	Consent of McGladrey & Pullen, LLP	Filed herewith.
23.2	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith.
31.1	Section 302 Certification of James P. Dolan	Filed herewith.
31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.
32.1	Section 906 Certification of James P. Dolan	Filed herewith.
32.2	Section 906 Certification of Vicki J. Duncomb	Filed herewith.

*	Management contract or compensatory plan, contract or arrangement required to be filed as exhibit to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
THE DOLAN COMPANY
Dated: March 11, 2011
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

Signature	Title	Date

/s/ James P. Dolan James P. Dolan	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	March 11, 2011

/s/ Vicki J. Duncomb Vicki J. Duncomb	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2011

/s/ John C. Bergstrom John C. Bergstrom	Director	March 11, 2011

/s/ Anton J. Christianson Anton J. Christianson	Director	March 11, 2011

/s/ Arthur F. Kingsbury Arthur F. Kingsbury	Director	March 11, 2011

/s/ Bill L. Fairfield Bill L. Fairfield	Director	March 11, 2011

/s/ Lauren Rich Fine Lauren Rich Fine	Director	March 11, 2011

/s/ George Rossi George Rossi	Director	March 11, 2011

/s/ Gary H. Stern Gary H. Stern	Director	March 11, 2011

Exhibit Index

Exhibit
No.	Title	Method of Filing

10.16	Amended and Restated Executive Change in Control Plan	Filed herewith.
10.45	Employment Agreement of Renee Jackson dated as of July 12, 2010	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.
23.1	Consent of McGladrey & Pullen, LLP	Filed herewith.
23.2	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith.
31.1	Section 302 Certification of James P. Dolan	Filed herewith.
31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.
32.1	Section 906 Certification of James P. Dolan	Filed herewith.
32.2	Section 906 Certification of Vicki J. Duncomb	Filed herewith.