Form 10-Q
period 2011-03-31
Dolan Co.
filed 2011-05-10
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2011
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
Yes ☐     No ☑
On May 6, 2011, there were 30,369,011 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The Dolan Company
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,724	$4,862
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,415 and $1,578 as of March 31, 2011, and December 31, 2010, respectively)	64,901	59,801
Unbilled pass-through costs	6,018	7,140
Prepaid expenses and other current assets	3,949	4,186
Income tax receivable	2,119	4,183

Total current assets	79,711	80,172
Investments	13,157	13,808
Property and equipment, net	17,649	17,333
Finite-life intangible assets, net	190,347	195,959
Indefinite-lived intangible assets	226,418	225,373
Other assets	2,920	3,143

Total assets	$530,202	$535,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$8,783	$7,578
Accounts payable	14,870	15,589
Accrued pass-through liabilities	14,331	18,271
Accrued compensation	7,634	5,409
Accrued liabilities	4,814	5,537
Due to sellers of acquired businesses	5,732	3,943
Deferred revenue	21,837	21,689

Total current liabilities	78,001	78,016
Long-term debt, less current portion	124,665	131,568
Deferred income taxes	8,381	7,794
Other liabilities	11,174	12,972

Total liabilities	222,221	230,350

Redeemable noncontrolling interest	25,564	26,580

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,370,410 and 30,511,408 shares as of March 31, 2011, and December 31, 2010, respectively	30	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Other comprehensive loss (net of tax)	(1,097)	(1,298)
Additional paid-in capital	286,031	286,148
Accumulated deficit	(2,547)	(6,022)

Total stockholders’ equity	282,417	278,858

Total liabilities and stockholders’ equity	$530,202	$535,788

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Professional Services	$51,957	$56,026
Business Information	20,591	20,952

Total revenues	72,548	76,978

Operating expenses
Direct operating: Professional Services	23,502	22,190
Direct operating: Business Information	8,338	6,916
Selling, general and administrative	27,774	25,188
Amortization	4,523	3,993
Depreciation	1,934	2,736

Total operating expenses	66,071	61,023
Equity in earnings of affiliates	748	1,428

Operating income	7,225	17,383

Non-operating income (expense)
Interest expense, net of interest income	(1,608)	(1,736)
Non-cash interest income related to interest rate swaps	286	363

Total non-operating expense	(1,322)	(1,373)

Income before income taxes	5,903	16,010
Income tax expense	(2,209)	(5,990)

Net income	3,694	10,020
Less: Net income attributable to redeemable noncontrolling interest	(219)	(863)

Net income attributable to The Dolan Company	$3,475	$9,157

Earnings per share — basic:
Net income attributable to The Dolan Company	$0.12	$0.30
Decrease in redeemable noncontrolling interest in NDeX	0.03	—

Net income attributable to The Dolan Company common stockholders	$0.15	$0.30

Weighted average shares outstanding — basic	30,128,944	30,106,932

Earnings per share — diluted:
Net income attributable to The Dolan Company	$0.11	$0.30
Decrease in redeemable noncontrolling interest in NDeX	0.03	—

Net income attributable to The Dolan Company common stockholders	$0.14	$0.30

Weighted average shares outstanding — diluted	30,364,917	30,194,842

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except share data)

			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance (deficit) at December 31, 2009	30,326,437	$30	$287,210	$(38,377)	$—	$248,863

Net income attributable to The Dolan Company	—	—	—	32,355	—	32,355
Decrease in redeemable noncontrolling interest in NDeX	—	—	217	—	—	217

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	32,572
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(1,298)	(1,298)

Total comprehensive income						31,274
Issuance of common stock pursuant to the exercise of stock options	13,848	—	26	—	—	26
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	171,123	—	3,242	—	—	3,242
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax		—	(4,560)	—	—	(4,560)
Other	—	—	13	—	—	13

Balance (deficit) at December 31, 2010	30,511,408	$30	$286,148	$(6,022)	$(1,298)	$278,858

Net income attributable to The Dolan Company	—	—	—	3,475	—	3,475
Decrease in redeemable noncontrolling interest in NDeX	—	—	964	—	—	964

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	4,439
Unrealized gain on interest rate swap, net of tax	—	—	—	—	201	201

Total comprehensive income						4,640
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	(3,498)	—	838	—	—	838
Repurchase of common stock	(137,500)	—	(1,691)	—	—	(1,691)
Increase in redeemable noncontrolling interest in DiscoverReady	—	—	(228)	—	—	(228)

Balance (deficit) at March 31, 2011	30,370,410	$30	$286,031	$(2,547)	$(1,097)	$282,417

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$3,694	$10,020
Distributions received from The Detroit Legal News Publishing, LLC	1,400	2,100
Distributions paid to holders of noncontrolling interests	(36)	(624)
Non-cash operating activities:
Amortization	4,523	3,993
Depreciation	1,934	2,736
Equity in earnings of affiliates	(748)	(1,428)
Stock-based compensation expense	838	606
Change in value of interest rate swap	(286)	(363)
Amortization of debt issuance costs	88	83
Non-cash fair value adjustment on earnouts recorded in connection with acquisitions	329	294
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable and unbilled pass-through costs	(3,933)	(1,365)
Prepaid expenses and other current assets	2,359	(125)
Other assets	34	36
Accounts payable and accrued liabilities	(3,123)	2,735
Deferred revenue and other liabilities	505	2,456

Net cash provided by operating activities	7,578	21,154

Cash flows from investing activities
Acquisitions and investments	(85)	—
Capital expenditures	(2,247)	(1,884)

Net cash used in investing activities	(2,332)	(1,884)

Cash flows from financing activities
Net payments on senior revolving note	(3,800)	(8,000)
Payments on senior long-term debt	(1,250)	(3,050)
Payments on unsecured notes payable	(590)	(7,308)
Payments for repurchase of common stock	(1,691)	—
Other	(53)	(50)

Net cash used in financing activities	(7,384)	(18,408)

Net change in cash and cash equivalents	(2,138)	862
Cash and cash equivalents at beginning of the period	4,862	2,894

Cash and cash equivalents at end of the period	$2,724	$3,756

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Notes to Unaudited Condensed Consolidated Interim Financial Statements
Note 1. Basis of Presentation
Basis of Presentation: The condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of The Dolan Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010, included in the Company’s annual report on Form 10-K filed on March 11, 2011, with the Securities and Exchange Commission (SEC).
In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments necessary for a fair presentation of the Company’s interim financial results. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full calendar year.
The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority ownership interests in American Processing Company, LLC d/b/a NDeX (“NDeX”), DiscoverReady LLC (“DiscoverReady”) and Legislative Information Services of America (“LISA”). The Company accounts for the percentage interests in NDeX, DiscoverReady and LISA that it does not own as noncontrolling interest.
All significant intercompany accounts and transactions have been eliminated in consolidation.
When the Company refers to “Albertelli sellers” in these notes, it means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group.
Note 2. Basic and Diluted Income Per Share
Basic per share amounts are computed, generally, by dividing net income attributable to The Dolan Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At March 31, 2011, and December 31, 2010, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 13 for information on stock options and restricted stock) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.
The following table computes basic and diluted net income per attributable to The Dolan Company per share (in thousands except for per share amounts):

	Three Months Ended
	March 31,
	2011	2010

Net income attributable to The Dolan Company	$3,475	$9,157
(Increase) decrease in redeemable noncontrolling interest in NDeX, net of tax	964	(79)

Net income attributable to The Dolan Company common stockholders	$4,439	$9,078

Basic:
Weighted average common shares outstanding	30,455	30,321
Weighted average common shares of unvested restricted stock	(326)	(214)

Shares used in the computation of basic net income per share	30,129	30,107

Net income attributable to The Dolan Company common stockholders per share — basic	$0.15	$0.30

	Three Months Ended
	March 31,
	2011	2010

Diluted:
Shares used in the computation of basic net income per share	30,129	30,107
Stock options and restricted stock	236	88

Shares used in the computation of dilutive net income per share	30,365	30,195

Net income attributable to The Dolan Company common stockholders per share — diluted	$0.14	$0.30

For the three months ended March 31, 2011 and 2010, options to purchase approximately 1.1 million and 1.5 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.
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
2010 Acquisition:
Acquisition of DataStream Content Solutions, LLC: On December 1, 2010, the Company acquired DataStream Content Solutions, LLC (“DataStream”). In connection with this acquisition, the Company paid the sellers $15.0 million in cash at closing, held back $1.5 million payable 18 months after closing to secure indemnification claims, and is obligated to pay up to an additional $4.0 million in earnouts in two annual installments. The amount of the two annual earnout payments is based upon the acquired business achieving certain EBITDA targets during the years ended December 31, 2011, and 2012. These assets are part of the Company’s Business Information segment. The Company paid approximately $0.3 million in deal costs associated with this transaction.
Management estimated the fair value of the assets acquired and liabilities assumed and was assisted by a business valuation done by an independent third-party valuation firm. The total fair value of $19.8 million was estimated using a discounted cash flow analysis (income approach) using a discount rate of 16.0% and a compound annual growth rate through 2030 of 6.1%. The Company finalized its estimation of fair value in the first quarter of 2011. The fair value of assets acquired was estimated as follows: $0.2 million to fixed assets; $0.4 million to various working capital items; $5.6 million to various technology, including both existing technology and technology in process, to be amortized over five to 15 years; $8.0 million to customer relationships (preliminary allocation at December 31, 2010, was $9.2 million), to be amortized over 12 years; $0.2 million to a license agreement, to be amortized over six months; $1.7 million to trademarks (preliminary allocation at December 31, 2010, was $1.6 million); and $3.6 million to goodwill (preliminary allocation at December 31, 2010, was $2.6 million). The trademarks were determined to have an indefinite life and therefore will not be amortized, but rather will be reviewed annually for impairment. The December 31, 2010, balance sheet and statement of operations were not retroactively adjusted for this measurement period adjustment as the amount of the change was not significant to the 2010 financial statements.
In connection with this acquisition, the Company determined that the earnouts of $4.0 million, in the aggregate, were likely to be achieved and has therefore included the present value of these payments, or $3.2 million, in its determination of consideration transferred. The Company has determined that this liability is a Level 3 fair value measurement within the Financial Accounting Standards Board’s (“FASB”) fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. See Note 5 for information pertaining to changes in the fair value of this liability during the three months ended March 31, 2011.
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

Pro Forma Information: Actual results of operations reflecting the equity interests and assets acquired in 2010 are included in the unaudited condensed consolidated interim financial statements from the dates of the applicable business combination. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the Company’s 2010 acquisitions using the purchase method as if they occurred on January 1, 2010. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the business combinations occurred as of the beginning of each such year (in thousands, except per share data):

Pro Forma
Three Months Ended
March 31, 2010
Total revenues	$79,386
Net income attributable to The Dolan Company	9,114
Net income attributable to The Dolan Company per share:
Basic	$0.30

Diluted	$0.30

Actual/Pro forma weighted average shares outstanding:
Basic	30,129

Diluted	30,365

Note 4. Derivative Instruments
The Company has entered into an interest rate swap agreement to manage the risk associated with a portion of its floating-rate long-term debt. The Company does not utilize derivative instruments for speculative purposes. The interest rate swap involves the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the swap agreement is $50 million through December 30, 2012, $35 million from December 31, 2012, through December 30, 2013, and $25 million from December 31, 2013, through June 30, 2014. The Company has designated this swap as a cash flow hedge and has determined that it qualifies for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized. In addition to this swap, the Company held a swap agreement with a notional amount of $25 million, which matured on March 31, 2011. This swap was not designated for hedge accounting treatment and therefore any changes in the fair value were recorded through the statement of operations.
As of March 31, 2011, and December 31, 2010, the Company had $1.1 million and $1.3 million, respectively in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge. Unrealized gains and losses are reflected in net income attributable to The Dolan Company when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.
This cash flow hedge was highly effective for the three months ended March 31, 2011, and is expected to remain highly effective in future periods. The occurrence of these related cash flows and hedged transaction remains probable.
The Company had liabilities of $1.8 million and $2.4 million resulting from interest rate swaps at March 31, 2011, and December 31, 2010, respectively, which are included in accrued liabilities or other liabilities on the balance sheet, depending on the time of the expiration of the swap agreement. Total floating-rate borrowings not offset by the swap agreements at March 31, 2011, totaled $79.0 million.
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
The fair value of interest rate swap is determined by the counterparty based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The fair value of the earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers and the earnout liability recorded in connection with the DataStream acquisition are determined by management based on projected financial performance and an estimated discount rate. The fair value of the redeemable noncontrolling interest in DiscoverReady is determined by management using a market approach.
The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$1,789	$—	$1,789
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	5,258	5,258
Earnout liability recorded in connection with the DataStream acquisition	—	—	3,312	3,312
Redeemable noncontrolling interest in DiscoverReady	—	—	14,160	14,160

Total	$—	$1,789	$22,730	$24,519

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,400	$—	$2,400
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	5,069	5,069
Earnout liability recorded in connection with the DataStream acquisition	—	—	3,171	3,171
Redeemable noncontrolling interest in DiscoverReady	—	—	13,652	13,652

Total	$—	$2,400	$21,892	$24,292

The following table summarizes the changes in fair value for all Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2011 (in thousands):

		Fair Value		Fair Value
		Adjustment		Adjustment
		Included in Net		Included in
		Income	Minority	Additional
		Attributable to	Partners’	Paid-in Capital	Balance at
	Balance at	The Dolan	Share of	and Deferred	March 31,
	December 31, 2010	Company	Earnings	Taxes	2011
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	$5,069	$189	$—	$—	$5,258
Earnout liability recorded in connection with the DataStream Acquisition	3,171	141	—	—	3,312
Redeemable noncontrolling interest in DiscoverReady	13,652	—	137	371	14,160

Total	$21,892	$330	$137	$371	$22,730

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). No such fair value adjustments were required during the quarter.
Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of its variable-rate debt issues that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. The Company noted no significant changes in interest rates between December 31, 2010, and March 31, 2011, and as such, the carrying value of variable-rate debt under the Company’s senior credit facility of $129.0 million approximates its estimated fair value.
Note 6. Investments
Investments consisted of the following at March 31, 2011, and December 31, 2010 (in thousands):

	Accounting	Percent	March 31,	December 31,
	Method	Ownership	2011	2010
The Detroit Legal News Publishing, LLC	Equity	35	$12,512	$13,154
Other	Equity	19.5	645	654

Total			$13,157	$13,808

For the three months ended March 31, 2011, and 2010 , the equity (loss) in earnings of affiliates is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
The Detroit Legal News Publishing, LLC	$757	$1,428
Other	(9)	—

Total	$748	$1,428

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
The following table summarizes certain key information relating to the Company’s investment in DLNP as of March 31, 2011, and December 31, 2010, and for the three months ended March 31, 2011, and 2010 (in thousands):

	As of March 31,	As of December 31,
	2011	2010
Carrying value of investment	$12,512	$13,154
Underlying finite-lived customer list, net of amortization	7,036	7,413

	Three Months Ended
	March 31,
	2011	2010
Equity in earnings of DLNP, net of amortization of customer list	$757	$1,428
Distributions received	1,400	2,100
Amortization expense	377	377
Note 7. Intangible Assets
Indefinite-Lived Intangible Assets: Indefinite-lived intangible assets consist of trade names and goodwill. The Company has determined that these assets have an indefinite life and therefore will not be amortized. The Company reviews indefinite-lived intangible assets annually on November 30 for impairment or whenever an indicator is identified which suggests an impairment may be present.
The following table represents the balances of indefinite-lived intangible assets by segment as of March 31, 2011, and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Goodwill
Mortgage Default Processing Services	$131,709	$131,709
Litigation Support Services	23,651	23,651
Business Information	62,844	61,833

Total goodwill	218,204	217,193
Tradenames
Mortgage Default Processing Services	6,537	6,537
Business Information	1,677	1,643

Total tradenames	8,214	8,180

Total indefinite-lived intangbile assets	$226,418	$225,373

The change in goodwill and tradenames in the Business Information segment resulted from the Company’s finalization in the first quarter of 2011 of its estimate of fair value of the December 2010 Datastream acquisition.
Finite-Life Intangible Assets: Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2011, and 2010, was approximately $4.5 million and $4.0 million, respectively.
Note 8. Long-Term Debt, Capital Lease Obligation
A summary of long-term debt is as follows (in thousands):

	March 31,	December 31,
	2011	2010
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon	$48,750	$50,000
Senior variable-rate revolving note	80,200	84,000

Total senior secured debt	128,950	134,000
Unsecured notes payable	4,296	4,886
Capital lease obligations	202	260

	133,448	139,146
Less current portion	8,783	7,578

Long-term debt, less current portion	$124,665	$131,568

Senior Secured Debt: As of March 31, 2011, the Company and its consolidated subsidiaries have a credit agreement with a syndicate of banks for a $205.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $155.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015.

At March 31, 2011, the Company had net unused available capacity of approximately $74.8 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility. The Company expects to use the remaining availability under this credit facility, if needed, for working capital, potential acquisitions, stock buy-backs and other general corporate purposes.
Note 9. Common and Preferred Stock
In December 2010, the Company’s board of directors approved a stock buy-back plan. This plan allows the Company to repurchase shares of issued and outstanding common stock at prevailing market prices or negotiated prices at any time through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. In the first quarter of 2011, the Company repurchased 137,500 shares under this plan at an average price of $12.27 per share, for a total investment of $1.7 million.
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
Note 10. Income Taxes
The provision for income taxes for the three months ended March 31, 2011, and 2010, was $2.2 million and $6.0 million, respectively, or 37.4% of income before income taxes. The provision for income taxes during the three months ended March 31, 2011 and 2010 is comprised of federal, state and local taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate is state income taxes. This difference is partially offset by earnings of the Company’s noncontrolling interests, which are not subject to federal income tax payable by the Company.
Note 11. Major Customers and Related Parties
NDeX has eight law firm customers and, of those customers, Trott & Trott and the Barrett law firm (both related parties) comprised 13.1% and 24.1%, respectively, of the Company’s total revenues for the three months ended March 31, 2011.
NDeX has entered long-term services agreements with its law firm customers, including Trott & Trott and the Barrett law firm, that provide for the exclusive referral of mortgage default and other files for processing. These services agreements also contemplate the review and possible revision of the fees, on an annual basis, for the services NDeX provides.
Note 12. Reportable Segments
The Company has two operating divisions: Professional Services and Business Information. Its Professional Services Division, which provides professional services supporting primarily attorneys and/or their clients, comprises two reporting segments: Mortgage Default Processing Services and Litigation Support Services. The Mortgage Default Processing Services segment generates revenue from NDeX, which provides mortgage default processing and related services to its customers. The Litigation Support Services segment generates revenue by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press, LLC. Both of these operating segments generate revenues through fee-based arrangements. The Business Information segment provides products, data and certain services through subscription-based products and a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information segment generates revenues primarily from display and classified advertising (including events), public notices, and subscriptions and other. The Company determined its reportable segments based on the types of products sold and services performed.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2011, and 2010 (in thousands):

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total
Three Months Ended March 31, 2011
Revenues	$37,856	$14,101	$20,591	$—	$72,548
Direct operating expenses	17,676	5,826	8,338	—	31,840
Selling, general and administrative expenses	10,331	4,997	10,340	2,106	27,774
Amortization and depreciation	3,543	944	1,798	172	6,457
Equity in earnings of affiliates	—	—	748	—	748

Operating income (loss)	$6,306	$2,334	$863	$(2,278)	$7,225

Three Months Ended March 31, 2010
Revenues	$42,435	$13,591	$20,952	$—	$76,978
Direct operating expenses	16,975	5,215	6,916	—	29,106
Selling, general and administrative expenses	10,289	3,999	8,856	2,044	25,188
Amortization and depreciation	4,442	825	1,288	174	6,729
Equity in earnings of affiliates	—	—	1,428	—	1,428

Operating income (loss)	$10,729	$3,552	$5,320	$(2,218)	$17,383

Note 13. Share-Based Compensation
Total share-based compensation expense for the three months ended March 31, 2011, and 2010, was approximately $0.8 million and $0.6 million, respectively, before income taxes.
The Company has reserved 4.8 million shares of its common stock for issuance under its incentive compensative plan of which there were 2.4 million shares available for issuance as of March 31, 2011.
Stock Options: Share-based compensation expense related to stock options for the three months ended March 31, 2011, and 2010, was approximately $0.5 million and $0.4 million, respectively, before income taxes.
The following table represents stock option activity for the three months ended March 31, 2011:

				Weighted
		Weighted	Weighted	Average
		Average Grant	Average	Remaining
	Number	Date Fair	Exercise	Contractual
	of Shares	Value	Price	Life (in years)
Outstanding options at December 31, 2010	1,945,770	$4.83	$13.50	4.82
Granted	5,836	5.39	12.74	—
Canceled or forfeited	(41,967)	5.04	13.84	—

Outstanding options at March 31, 2011	1,909,639	$4.83	$13.49	4.57

Options exercisable at March 31, 2011	862,230	$4.53	$13.60	3.92

At March 31, 2011, the aggregate intrinsic value of options outstanding and options exercisable was approximately $0.9 million and $0.8 million, respectively. At March 31, 2011, there was approximately $3.2 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Grants: The following table represents a summary of nonvested restricted stock activity for the three months ended March 31, 2011:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested, December 31, 2010	324,906	$12.62
Granted	3,204	12.74
Canceled or forfeited	(6,702)	$12.90

Nonvested, March 31, 2011	321,408	$12.61

Share-based compensation expense related to grants of restricted stock for the three months ended March 31, 2011, and 2010, was approximately $0.3 million and $0.2 million, respectively, before income taxes. Total unrecognized compensation expense for unvested restricted shares of common stock as of March 31, 2011, was approximately $2.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.
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
In this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to The Dolan Company and its consolidated subsidiaries. When we refer to “National Default Exchange” or “NDeX” in this report, we mean all of our mortgage default processing operations in Michigan, Indiana and Minnesota and at Barrett-NDEx (collectively referred to as the “existing NDeX business”), as well as the Florida mortgage default and related title operations acquired from the Albertelli sellers in October 2009. When we refer to “Barrett-NDEx” in this report, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets that NDeX acquired on September 2, 2008. The term “Barrett law firm” refers to Barrett Daffin Frappier Turner & Engel, LLP and its two law firm affiliates. When we refer to the “Albertelli sellers” in this report, it means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group. We also refer to James E. Albertelli, P.A. and The Albertelli Firm, P.C., together, as the “Albertelli law firm.” The term “Trott sellers” in this report means David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, as a group.
Forward-Looking Statements
This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future performance, and assumptions relating to any of the foregoing and can often be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “goal,” “continue,” and similar words or expressions. By their nature, forward-looking statements are based on information currently available to us and are subject to risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include:
•	our businesses operate in highly competitive markets and depend on the economies and demographics of the legal, financial and real estate markets we serve, and changes in those sectors could have an adverse effect on our revenues, cash flows, and profitability;

•	growing our business may place a strain on our management and internal systems, processes and controls, may result in operating inefficiencies, and may negatively impact our operating margins;

•	we intend to continue to pursue acquisition opportunities, which we may not do successfully and which may subject us to considerable business and financial risk or require us to raise additional capital or incur additional indebtedness;

•	we depend on our senior management team and other key leaders of our business segments, and the operation and growth of our business may be negatively impacted if we lose any of their services;

•	if the number of case files referred to us by our mortgage default processing service law firm customers (or loan servicers and mortgage lenders we serve directly for mortgage default files in California) decreases or fails to increase, our operating results and ability to execute our growth strategy could be adversely affected;

•	bills introduced and laws enacted to mitigate foreclosures, voluntary relief programs and voluntary halts or moratoria by servicers or lenders, as well as governmental investigations, enforcement actions, litigation and court orders, may have an adverse affect on our mortgage default processing services and public notice operations;

•	revenues of our subsidiary NDeX and our subsidiary DiscoverReady are each very concentrated among a few customers, thus the loss of business from these customers and a failure to attract new customers could adversely affect our operating results; and

•	certain key personnel of our subsidiary NDeX, who are also shareholders and principal attorneys of our law firm customers, may under certain circumstances have interests that differ from or conflict with our interests.
See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2010, filed on March 11, 2011, with the SEC for a description of these and other risks, uncertainties and factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, any forward-looking statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

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
Our total revenues decreased $4.4 million, or 5.8%, from $77.0 million for the three months ended March 31, 2010, to $72.5 million for the three months ended March 31, 2011, primarily as a result of a $4.6 million decrease in our mortgage default processing services revenues. Slightly offsetting this decrease was an increase in litigation support services revenues of $0.5 million. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of files received for processing, and change in the mix of types of files, as discussed below. The litigation support services revenue growth was driven primarily by our DiscoverReady business. Revenues in our Business Information Division were down $0.4 million for the three months ended March 31, 2011. Net income attributable to The Dolan Company decreased to $3.5 million for the first quarter of 2011 from $9.2 million for the same period in 2010.
Recent Developments
Stock Buy-Back Plan
Our board of directors approved a stock buy-back plan effective as of the closing of our new credit agreement on December 6, 2010. This plan allows us to repurchase up to 2 million shares of issued and outstanding common stock at prevailing market prices or negotiated prices through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. In the first quarter of 2011, we repurchased 137,500 shares under this plan for an aggregate of $1.7 million.
Regulatory Environment
On March 3, 2011, the state attorneys general, in collaboration with the newly created Consumer Financial Protection Bureau and other banking regulators, sent a 27-page proposal to the five largest mortgage servicers outlining the proposed terms for a settlement of their investigation. While the investigators have said they found no indications of unlawful foreclosures by the servicers, they have suggested that they found flaws in foreclosure procedures and practices by at least some in the mortgage servicing industry. The proposed settlement terms included a focus on borrowers having a single point of contact throughout loss mitigation talks and eliminating dual-tracking foreclosures while loan modifications are under consideration, among other terms. Some of the state attorneys general have voiced opposition to the proposed terms. The mortgage servicers have not agreed to the proposed settlement terms and discussions continue.
On April 13, 2011, the Board of Governors of The Federal Reserve System and the Office of the Comptroller of the Currency announced formal enforcement actions against eight national bank mortgage servicers and two third-party service providers regarding practices related to residential mortgage loan servicing and foreclosure processing. In general, the enforcement actions require the servicers to take certain corrective actions, to make process improvements, and to establish controls related to third-party vendors that provide services related to residential default or foreclosure. These enforcement actions add to the heightened governmental scrutiny that residential mortgage foreclosure servicers have been experiencing in recent months. Many servicers have reacted to this heightened scrutiny by verifying their policies and procedures, applying more scrutiny to their pending foreclosures, and then releasing into foreclosure only those cases that have been reviewed more carefully. Many servicers have also reacted to this environment of increased scrutiny by requesting additional information and process verification from law firms and other third-party vendors. These actions have sharply reduced, though not completely stopped, the number of mortgage defaults being referred to begin foreclosure.
The Federal Reserve and OCC actions took the form of consent agreements which were signed by the eight bank mortgage servicers which, collectively, account for 65% of the nation’s mortgage processing activity. The agreement requires the servicers to complete revisions in foreclosure processing by approximately June 15, 2011, to the satisfaction of the Federal Reserve and the OCC, and by approximately August 15, 2011, to reorganize their related foreclosure operations to follow the amended procedures.
We believe that the recent reduction in foreclosure referrals is likely to continue until the new procedures are in place, but that a large number of pre-foreclosures and pending foreclosures remain to be undertaken and completed.

For more detailed summaries of legislation and regulatory activity impacting or potentially impacting our business, please see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Regulatory Environment” in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011, as well as the “Regulatory Environment” discussions in our prior reports filed with the SEC on Form 10-Q and Form 10-K.
Recent Acquisitions
We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions, such as the following two acquisitions that occurred in 2010:
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
Revenues
We derive revenues from two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the three months ended March 31, 2011, and 2010, our total revenues were $72.5 million and $77.0 million, respectively, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:
•	72% and 73%, respectively, from our Professional Services Division (52% and 55%, respectively, from mortgage default processing services and 19% and 18%, respectively, from litigation support services); and

•	28% and 27%, respectively, from our Business Information Division.
Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing, outsourced discovery management and document review, and appellate services through fee-based arrangements. We further break down our Professional Services Division into two reportable segments, mortgage default processing services and litigation support services.
Mortgage Default Processing Services. Through NDeX, we assist eight law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, other mortgage default case files for residential mortgages that are in default. We also provide foreclosure processing services directly to mortgage lenders and loan servicers for properties located in California. In addition, NDeX provides loan modification and loss mitigation support on mortgage default files to its customers and related real estate title work primarily to the Barrett and Albertelli law firms. We refer to revenues that NDeX derives from these sources collectively as “mortgage default processing service revenues.” Shareholders and/or principal attorneys of our law firm customers, including David A. Trott, chairman and chief executive officer of NDeX, are executive management employees of NDeX.
For the three months ended March 31, 2011, and 2010, we received for processing approximately 92,300 and 95,700 mortgage default case files, respectively. The mix of types of files received for processing changed as more fully described below in Professional Services Division Results, resulting in a shift from higher revenue files to lower revenue files. Our mortgage default processing service revenues accounted for 52% and 55%, respectively, of our total revenues and 73% and 76%, respectively, of our Professional Services Division revenues during the three months ended March 31, 2011, and 2010. During the first quarter of 2011, each of the Barrett Law Firm, Trott & Trott and Albertelli law firm accounted for more than 10% of our mortgage default processing services revenues, with the Barrett Law Firm accounting for 46%, Trott & Trott accounting for 25%, and Albertelli law firm accounting for 12% of these revenues. We recognize mortgage default processing service revenues on a proportional basis over the period during which the services are provided, the calculation of which requires management to make estimates. For more information regarding how we recognize revenue, please see “Critical Accounting Policies and Estimates — Revenue Recognition” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.

NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which we do business, as well as the type of files we process (e.g., foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. Although the services agreements with our law firm customers contemplate the review and possible revision of the fees for the services we provide, price increases have not historically affected our mortgage default processing revenues materially. In some cases, our services agreements adjust the fee paid to us for the files we process on an annual basis pursuant to an agreed-upon consumer price index. In other cases, our services agreements require us to agree with our law firm customer regarding the terms and amount of any fee increase. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011, for more information about the conditions when the fixed fee per file we charge our law firm customers may change.
Deferred revenue includes payments for mortgage default processing services collected in advance that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At March 31, 2011, we had such deferred revenue on our balance sheet in the amount of $14.2 million.
Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the three months ended March 31, 2011, our litigation support services revenues accounted for 19% and 18%, respectively, of our total revenues and 27% and 24%, respectively, of our Professional Services Division revenues. We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court.
DiscoverReady provides its services to major United States companies and their counsel and assists them in document reviews and helping them manage the discovery process. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady also provides related technology management services. DiscoverReady bills its customers primarily based upon the number of documents reviewed and the amount of data or other information it processes in connection with those reviews. Accordingly, our discovery management and document review services revenues are largely determined by the volume of data we review. Our discovery management and document review services revenues accounted for 14% and 13%, respectively, of our total revenues, 72% for both periods of our litigation support services segment revenues, and 20% and 17%, respectively, of our total Professional Services Division revenues for the three months ended March 31, 2011, and 2010.
Counsel Press assists law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the three months ended March 31, 2011, and 2010, our appellate services revenues accounted for 6% and 5%, respectively, of our total revenues, 28% for both periods of our litigation support services revenues, and 8% and 7%, respectively, of our total Professional Services Division revenues.
Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 8% and 7%, respectively, of our total revenues and 28% and 26%, respectively, of our Business Information Division revenues for the three months ended March 31, 2011. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.
We publish more than 300 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other business entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 12% and 15%, respectively, of our total revenues and 43% and 56%, respectively, of our Business Information Division revenues for the three months ended March 31, 2011, and 2010. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which can be affected by the number of residential mortgage foreclosures in the markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In many of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
We sell our business information products, including our DataStream and Federal News products, primarily through subscriptions. For the three months ended March 31, 2011, and 2010, our subscription and other revenues, which consist primarily of subscriptions, single-copy sales, transcriptions and access to state and federal legislative information, accounted for 8% and 5%, respectively, of our total revenues and 29% and 18%, respectively, of our Business Information Division revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At March 31, 2011, we had such deferred revenue on our balance sheet in the amount of $8.2 million. Subscription and other revenues are driven primarily by the number of copies sold and the subscription rates charged to customers.

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
Equity in Earnings of Affiliates
We own 35.0% of the membership interests in DLNP, the publisher of The Detroit Legal News and 10 other publications. We account for our investment in DLNP using the equity method. For the three months ended March 31, 2011, and 2010, our percentage share of DLNP’s earnings was $0.8 million and $1.4 million, respectively, which we recognized as operating income. This is net of amortization of $0.4 million for each period. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest at March 31, 2011, consisted of a 6.2% noncontrolling interest in NDeX held by the sellers of Barrett-NDEx or their transferees (as a group), a 14.7% noncontrolling interest in DiscoverReady held by DR Holdco LLC and a 50% interest in Legislative Services of America (LISA) held by Telran, Inc.
Under the terms of the NDeX operating agreement, each month we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. We paid the following distributions during the three months ended March 31, 2011, and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Trott sellers	$—	$114
Feiwell & Hannoy	—	48
Sellers of Barrett-NDEx or their transferees (as a group)	36	170

Total	$36	$332

There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly distributions to pay tax liabilities to DR Holdco, the minority member of DiscoverReady. During the three months ended March 31, 2011, no such distributions were made.
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
DiscoverReady may engage an independent third-party valuation firm to assist it in determining the fair market value of the equity interest being repurchased by DiscoverReady or sold to us if any of the above-described rights are exercised. The purchase price for any equity interests repurchased or sold pursuant to these rights, if exercised, will be paid in cash to the extent allowed by the terms of our then-existing credit agreement, or pursuant to a three year unsecured promissory note, bearing interest at a rate equal to prime plus 1.0%.
We are required to record the redeemable noncontrolling interests (NCI) in NDeX and DiscoverReady to their redemption amounts at each reporting period. The NDeX NCI is adjusted to the estimated redemption amount at each reporting period based on the formula as discussed above. The DiscoverReady NCI is adjusted to fair value each period using a market approach. During the three months ended March 31, 2011, we recorded a reduction to the NCI for NDeX of $1.6 million ($1.0 million net of tax) and an increase to the NCI for DiscoverReady of $0.4 million ($0.2 million net of tax). Please see our unaudited condensed consolidated statements of stockholders’ equity and comprehensive income, as well as Note 5 to our unaudited condensed consolidated interim financial statements, included in this report on Form 10-Q for further information regarding accounting for noncontrolling interests and its implications to our financial statements.
Critical Accounting Policies and Estimates
We describe our accounting policies in Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011. Further, we discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our annual report on Form 10-K for the year ended December 31, 2010. There has been no significant change in our critical accounting policies or critical accounting estimates since the end of 2010.

RESULTS OF OPERATIONS
The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended March 31,
		% of		% of
	2011	Revenues	2010	Revenues

Revenues:
Professional Services	$51,957	71.6%	$56,026	72.8%
Business Information	20,591	28.4%	20,952	27.2%

Total revenues	72,548	100.0%	76,978	100.0%

Professional Services	43,317	59.7%	41,745	54.2%
Business Information	20,476	28.2%	17,060	22.2%
Unallocated corporate operating expenses	2,278	3.1%	2,218	2.9%

Total operating expenses	66,071	91.1%	61,023	79.3%
Equity in earnings of affiliates	748	1.0%	1,428	1.9%

Operating income	7,225	10.0%	17,383	22.6%
Interest expense, net	(1,608)	(2.2)%	(1,736)	(2.3)%
Non-cash interest income related to interest rate swaps	286	0.4%	363	0.5%

Income before income taxes	5,903	8.1%	16,010	20.8%
Income tax expense	(2,209)	(3.0)%	(5,990)	(7.8)%

Net income	3,694	5.1%	10,020	13.0%
Less: Net income attributable to redeemable noncontrolling interest	(219)	(0.3)%	(863)	(1.1)%

Net income attributable to The Dolan Company	$3,475	4.8%	$9,157	11.9%

Net income attributable to The Dolan Company per share — basic	$0.12		$0.30
Decrease in redeemable noncontrolling interest in NDeX	0.03		—

Net income attributable to The Dolan Company common stockholders per diluted share — basic	$0.15		$0.30

Weighted average shares outstanding — basic	30,129		30,107

Net income attributable to The Dolan Company per share — diluted	$0.11		$0.30
Decrease in redeemable noncontrolling interest in NDeX	0.03		—

Net income attributable to The Dolan Company common stockholders per diluted share — diluted	$0.14		$0.30

Weighted average shares outstanding — diluted	30,365		30,195

Three Months Ended March 31, 2011
Compared to Three Months Ended March 31, 2010
Revenues

	Three Months Ended March 31,
	2011	2010	Decrease
	(in millions)
Total revenues	$72.5	$77.0	$(4.4)	(5.8)%
Our total revenues decreased primarily as a result of a $4.6 million decrease in our default mortgage processing revenues. Slightly offsetting this decrease was an increase in litigation support services revenues of $0.5 million. The decrease in mortgage default processing services revenues was driven by a decrease in the number of files received for processing as well as a change in the mix of the types of files received for processing. The litigation support services revenue growth was primarily driven by our DiscoverReady business. Revenues in our Business Information Division were down $0.4 million for the three months ended March 31, 2011. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.
We derived 71.6% and 72.8% of our total revenues from our Professional Services Division and 28.4% and 27.2% of our total revenues from our Business Information Division for the three months ended March 31, 2011, and 2010, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 72.9% and 75.7% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 27.1% and 24.3% of our total revenues for the three months ended March 31, 2011, and 2010, respectively.
Operating Expenses

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Total operating expenses	$66.1	$61.0	$5.0	8.3%
Direct operating expenses	31.8	29.1	2.7	9.4%
Selling, general and administrative expenses	27.8	25.2	2.6	10.3%
Depreciation expense	1.9	2.7	(0.8)	(29.3)%
Amortization expense	4.5	4.0	0.5	13.3%
Total operating expenses as a percentage of total revenues increased from 79.3% for the three months ended March 31, 2010, to 91.1% for the three months ended March 31, 2011, largely as a result of decreased revenues in our mortgage default processing services business and decreased public notice revenues in our business information division. Additionally, costs to operate DiscoverReady are a higher percentage of revenue than some of our other businesses, largely as a result of increased investments being made as we grow this business.
Direct Operating Expenses. The increase in direct operating expenses consisted of a $1.3 million increase in our Professional Services Division and a $1.4 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 43.9% for the first quarter of 2011, from 37.8% for the same period in 2010.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $1.0 million increase in our Professional Services Division and a $1.5 million increase in our Business Information Division, both of which are discussed below. Selling, general and administrative expense as a percentage of revenue increased to 38.3% for the three months ended March 31, 2011, from 32.7% for the same period in 2010.
Depreciation and Amortization Expense. Our depreciation expense decreased primarily as a result of software in connection with the Barrett-NDeX acquisition, a large portion of which fully depreciated in 2010. Our amortization expense increased primarily because of the intangible assets associated with the DataStream acquisition.

Interest Expense, Net

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Total interest expense, net	$1.6	$1.7	$(0.1)	(7.4)%
Interest on bank credit facility	0.9	0.9	—	(1.9)%
Cash interest expense on interest rate swaps	0.6	0.7	(0.1)	(16.3)%
Amortization of deferred financing fees	0.1	0.1	—	6.4%
Other	—	0.1	(0.1)	(16.2)%
Interest expense related to our bank credit facility remained consistent for the three months ended March 31, 2011, and March 31, 2010. Our average outstanding debt was $130.6 million for the three months ended March 31, 2011, compared to $151.5 million for the same period one year ago, but our average interest rate was 2.6% this year versus 2.3% last year.
Non-Cash Interest Income Related to Interest Rate Swaps

	Three Months Ended March 31,
	2011	2010	Decrease
	(in millions)
Non-cash interest income related to interest rate swaps	$0.3	$0.4	$(0.1)	(21.2)%
Non-cash interest related to interest rate swaps, for which we do not apply hedge accounting, remained relatively constant for the three months ended March 31, 2011, as compared to the same period in 2010. The estimated fair value of our fixed rate interest rate swaps, including the swap for which we apply hedge accounting, recorded on our balance sheet was a liability of $1.8 million and $2.2 million, respectively, at March 31, 2011, and 2010.
Income Tax Expense

	Three Months Ended March 31,
	2011	2010	Decrease
	(in millions)
Income tax expense	$2.2	$6.0	$(3.8)	(63.1)%
Effective tax rate	37.4%	37.4%
The provision for income taxes for the three months ended March 31, 2011, and 2010, was 37.4% of income before income taxes.
Professional Services Division Results
Revenues

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Total revenues	$52.0	$56.0	$(4.1)	(7.3)%
Mortgage default processing services	37.9	42.4	(4.6)	(10.8)%
Litigation support services revenues	14.1	13.6	0.5	3.8%
Our revenues decreased primarily as a result of decreased revenues in our mortgage default processing services segment. Revenues in this segment decreased primarily due to decreased file volumes in many of the markets we serve as well as a significant change in the mix of types of files received for processing. While our total files received for processing for the three months ended March 31, 2011, was down only 3.5%, from 95,700 mortgage default case files for the three months ended March 31, 2010, to 92,300 mortgage default case files for the three months ended March 31, 2011, we experienced a change in the mix of the types of files. Higher revenue files, such as foreclosure files, were down over 20% from the first quarter of 2010. This was offset by a greater number of lower revenue files, such as reposts, mediations, evictions, and transfer files. The increase in transfer files was in our NDeX Florida operations, where files were moved by servicers after initiation of foreclosure activities but before they were completed by other law firms. NDeX accepted the transfer work because it benefitted our Albertelli law firm affiliate and the law firm’s clients, and because NDeX believes the transfer work is a leading indicator of future volume growth from the transferring clients. Additionally, in the first quarter of 2010, we recorded revenues of $1.5 million related to loan modifications, but have no such revenue in the first quarter of 2011. We believe these file volume decreases and mix changes are attributed to continued marketplace and regulatory dynamics that began in 2010 that have caused many large loan servicers to temporarily slow down and reduce the referral of defaulted files for foreclosure processing while they review their processes and practices. We expect the number of mortgage default processing files which are received by us for processing to increase in the second half of 2011, and continue at higher levels into 2012.

The Barrett law firm, Albertelli law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 83% of our mortgage default processing services segment and 60% of our Professional Services Division revenues during the three months ended March 31, 2011. In the three months ended March 31, 2010, The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 72% of our mortgage default processing services segment and 51% of our Professional Services Division revenues.
The increase in litigation support services revenues resulted primarily from an increase in DiscoverReady’s revenues. As DiscoverReady’s revenues increase, we continue our efforts to diversify our customer base. In fact, revenue from DiscoverReady’s new clients represented nearly one-third of DiscoverReady’s total revenues in the quarter. Although DiscoverReady continues to have two customers that each accounted for more than 10% of litigation support services revenues, one of the top two customers in the first quarter of 2011 was not a top two customer in the first quarter of 2010. In the first quarter of 2011, DiscoverReady’s top two customers accounted for 49% of litigation support services revenues, while in the first quarter or 2010, its top two customers accounted for 60% of such revenues.
Operating Expenses—Mortgage Default Processing Services

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Total operating expenses	$31.5	$31.7	$(0.2)	(0.5)%
Direct operating expenses	17.7	17.0	0.7	4.1%
Selling, general and administrative expenses	10.3	10.3	—	0.4%
Depreciation expense	1.0	1.9	(0.9)	(46.6)%
Amortization expense	2.5	2.5	—	—%
Total operating expenses decreased slightly as a result of decreased file volumes as discussed above, but did not decrease in proportion to the volume decline. Even with the lower file volumes, processing costs in some of our locations have increased as a result of increased demands, additional tasks, time spent attending to servicer audits, and process changes required by the customers of our law firm customers, requiring additional processing work for our employees. We are taking steps to reduce our costs at NDeX and plan to adjust staffing in a way that does not impair our commitment to deliver high-quality service to our law firm customers and their servicer clients.
Depreciation expense decreased primarily as a result of software associated with the Barrett-NDeX acquisition, a large portion of which fully depreciated in 2010.
Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 83.3% for the three months ended March 31, 2011, from 74.7% for the three months ended March 31, 2010. This increase was primarily a result of a reduction in revenues.
Operating Expenses—Litigation Support Services

	Three Months Ended March 31,
	2011	2010	Increase
	(in millions)
Total operating expenses	$11.8	$10.0	$1.7	17.2%
Direct operating expenses	5.8	5.2	0.6	11.7%
Selling, general and administrative expenses	5.0	4.0	1.0	25.0%
Depreciation expense	0.2	0.1	0.1	69.9%
Amortization expense	0.7	0.7	—	3.5%

The operating expenses in our litigation support services segment increased primarily due to our DiscoverReady business. Selling, general and administrative expenses increased due to an increase in personnel costs and other costs as we continue to grow our DiscoverReady business. Direct operating expenses in our litigation support services segment increased as a result of increased license fees related to DiscoverReady. Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 83.4% for the three months ended March 31, 2011, from 73.9% for the three months ended March 31, 2010, which resulted from the increased personnel costs in DiscoverReady.
Business Information Division Results
Revenues

	Three Months Ended March 31,
	2011	2010	Increase (Derease)
	(in millions)
Total Business Information Revenues	$20.6	$21.0	$(0.4)	(1.7)%
Display and classified advertising revenues	5.8	5.5	0.3	5.2%
Public notice revenues	8.8	11.8	(3.0)	(25.6)%
Subscription based and other revenues	6.0	3.7	2.4	64.5%
Total revenues in the first quarter of 2011 declined from the first quarter of 2010. In the first quarter, we saw continued softness in public notice revenues as lenders continued to place increased scrutiny on their foreclosure practices, delaying foreclosure-related public notice placements in our publications. We expect revenues from public notice placements to increase in the second half of 2011, and continue at higher levels into 2012. Increased revenues from our 2010 acquisitions helped offset the public notice revenue declines.
Operating Expenses

	Three Months Ended March 31,
	2011	2010	Increase
	(in millions)
Total operating expenses	$20.5	$17.1	$3.4	20.0%
Direct operating expenses	8.3	6.9	1.4	20.6%
Selling, general and administrative expenses	10.3	8.9	1.5	16.8%
Depreciation expense	0.5	0.5	—	—%
Amortization expense	1.3	0.8	0.5	63.7%
All operating expenses increased primarily as a result of increased costs associated with operating the businesses we acquired in 2010. Total operating expenses from the pre-existing businesses were relatively flat year-over-year, in spite of lower public notice revenues as discussed above. Because the softness in the public notice revenue is expected to be temporary, we have not made significant adjustments to operating costs at this time. While certain expense controls have been put in place, we are evaluating a number of additional cost savings initiatives to be implemented during the remainder of 2011.
Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 99.4% for the three months ended March 31, 2011, from 81.4% for the three months ended March 31, 2010, due to increases in expenses related to acquisitions and the reduced foreclosure activity reflected in the decrease of our public notice revenues.
Off Balance Sheet Arrangements
We have not entered into any off balance sheet arrangements.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital and long-term debt, less current portion as of March 31, 2011 and December 31, 2010, as well as cash flows for the three months ended March 31, 2011, and 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$2,724	$4,862
Working Capital	1,710	2,156
Long-term debt, less current portion	124,665	131,568

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$7,578	$21,154
Net cash used in investing activities:
Acquisitions and investments	(85)	—
Capital expenditures	(2,247)	(1,884)
Net cash used in financing activities	(7,384)	(18,408)
Cash Flows Provided by Operating Activities
The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
Net cash provided by operating activities for the three months ended March 31, 2011, decreased $13.6 million, or 64.2%, to $7.6 million from $21.2 million for the three months ended March 31, 2010. This decrease was largely attributable to the decrease in net income when compared to the first three months in 2010. Also contributing to the decrease is a decrease in pass-through liabilities as a result of fewer new foreclosure files referred for processing at NDeX, as well as an increase in accounts receivable balances.
Our allowance for doubtful accounts, allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding (DSO), as of March 31, 2011, December 31, 2010, and March 31, 2010, is set forth in the table below:

	March 31,	December 31,	March 31,
	2011	2010	2010
Allowance for doubtful accounts (in thousands)	$1,415	$1,578	$1,294
Allowance for doubtful accounts as a percentage of gross accounts receivable	2.2%	2.6%	2.0%
Days sales outstanding	84.2	73.5	77.0
Our allowance for doubtful accounts as a percentage of gross accounts receivable was relatively flat for each period shown.
We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue for the quarter by the total number of days in the quarter. Our DSO increased from December 31, 2010, primarily as a result of early payments we received from two of NDeX’s law firm customers at the end of 2010, resulting in a lower year-end balance and thus a reduced DSO. Similar prepayments were not made at the end of March 31, 2011, or 2010. Compared to a year ago, our DSO increased in part due to longer collection cycles at NDex Florida, because it is a judicial state with longer foreclosure processing cycles, and due to NDeX Florida’s overall growth as a larger part of our company.
We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $1.4 million and $2.1 million in the three months ended March 31, 2011, and 2010, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows Used in Investing Activities
Net cash used in investing activities increased $0.4 million to $2.3 million during the three months ended March 31, 2011, from $1.9 million during the three months ended March 31, 2010. In the first three months of 2011, and 2010, we used cash primarily in connection with capital expenditures for offices, equipment, and software. About 50% of our capital spending during the three months ended March 31, 2011, was attributable to specific technology projects, including a server infrastructure improvement project. We expect the costs for capital expenditures to range between 2.5% and 3.5% of our total revenues, on an aggregated basis, for the year ending December 31, 2011.
Cash Flows Used in Financing Activities
Cash provided by financing activities primarily includes borrowings under our revolving credit agreement and the issuance of long-term debt. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, payments on unsecured notes, payments to repurchase our common stock and the payment of fees associated with the issuance of long-term debt.
Net cash used in financing activities decreased $11.0 million to $7.4 million during the three months ended March 31, 2011, from $18.4 million during the three months ended March 31, 2010. In accordance with the terms of the notes, we made payments on unsecured notes payable in connections with the increases in our ownership in NDeX in the amount of $7.3 million in the first quarter of 2010. During the three months ended March 31, 2011, we made total payments on unsecured notes of $0.6 million. Long-term debt, less current portion, decreased $6.9 million, or 5.2%, to $124.7 million as of March 31, 2011, from $131.6 million as of December 31, 2010.
Credit Agreement. On December 6, 2010, we entered into a third amended and restated credit agreement, effective December 6, 2010 (the “New Credit Agreement”), with a syndicate of bank lenders for a $205.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $155.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015. At any time after December 6, 2012, if the outstanding principal balance of revolving loans under the revolving credit facility of the New Credit Agreement exceeds $50.0 million, $50.0 million of such revolving loans shall convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of December 6, 2015. The New Credit Agreement restated our previous credit agreement in its entirety.
At March 31, 2011, we had $48.8 million outstanding under our term loan, and $80.2 million outstanding under our revolving line of credit and available capacity of approximately $74.8 million, after taking into account the senior leverage ratio requirements under the credit agreement. We expect to use the remaining availability under our credit agreement, if at all, for working capital and other general corporate purposes, including the financing of acquisitions.
At March 31, 2011, the weighted average interest rate on our senior term note was 2.6%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At March 31, 2011, all of the interest on our senior note was based on LIBOR.
Future Needs
We expect that cash flow from operations, supplemented by short and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements, along with our payment obligations to the Trott Sellers in connection with our purchase of their ownership interest in NDeX and to Feiwell & Hannoy in connection with the exercise of its put right. However, our ability to generate sufficient cash flow in the future could be adversely impacted by regulatory, lender and other responses to the mortgage crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments—Regulatory Environment” earlier in this quarterly report.
A decision to repurchase shares of our common stock as permitted under our stock repurchase program may impact our cash needs in the future. This program was approved by our board of directors in December 2010, and in the first quarter of 2011 we repurchased 137,500 shares under this program for an aggregate of $1.7 million. See “Recent Developments — Stock Buy-Back Plan” earlier in this quarterly report on Form 10-Q for a discussion of this plan.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of March 31, 2011, we had a swap arrangement that converts $50 million of our variable rate term loan into a fixed rate obligation. The aggregate notional amount of this $50 million swap agreement will mature on various dates through June 30, 2014. In addition to this swap, we held a swap agreement with a notional amount of $25 million, which matured on March 31, 2011. We enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.
We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of March 31, 2011, we have designated our interest rate swap agreement that terminates on June 30, 2014, for hedge accounting treatment. Accordingly, we record changes in the fair value of this swap agreement in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended. Conversely, we treated the fair value of the swap agreement that terminated on March 31, 2011, and did not qualify for hedge accounting treatment, as a component of interest income (expense) in our statement of operations for the period then ended.
For the three months ended March 31, 2011, and 2010, we recognized interest income of $0.3 million and $0.4 million, respectively, related to the fair value of the interest rate swap agreement that does not qualify for hedge accounting. At March 31, 2011, and 2010, we have $1.1 million and $0.6 million, respectively, (net of tax) included in other comprehensive loss related to the change in fair value of the interest rate swap agreement that terminates on June 30, 2014, and qualifies for hedge accounting. At March 31, 2011, and 2010, the estimated fair value of our fixed interest rate swaps was a liability of $1.8 million and $2.2 million, respectively.
If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.
Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.2 million (pre-tax) and $0.1 million (pre-tax) for the three months ended March 31, 2011, and 2010, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, and we do not believe that any such existing litigation is material to our financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average	Publicly Announced	Repurchased Under the
Period	Shares Purchased	Price Paid per Share	Plans or Programs	Plans or Programs

January 1, 2011 through January 31, 2011	—
February 1, 2011 through February 28, 2011	25,000	$12.56	25,000	1,975,000
March 1, 2011 through March 31, 2011	112,500	$12.20	112,500	1,862,500

	137,500	$12.27	137,500	1,862,500

(1)	In December 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase up to 2,000,000 shares of our common stock at market prices at the discretion of management at any time through December 31, 2013.
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

Dated: May 10, 2011

By:	/s/ James P. Dolan

James P. Dolan
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 10, 2011

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