Form 10-Q
period 2011-06-30
Dolan Co.
filed 2011-08-02
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 29, 2011, there were 30,576,953 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dolan Company
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,305	$4,862
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,282 and $1,578 as of June 30, 2011, and December 31, 2010, respectively)	66,493	59,801
Unbilled pass-through costs	5,349	7,140
Prepaid expenses and other current assets	3,770	4,186
Income tax receivable	1,455	4,183

Total current assets	80,372	80,172
Investments	12,898	13,808
Property and equipment, net	17,532	17,333
Finite-life intangible assets, net	186,063	195,959
Indefinite-lived intangible assets	226,418	225,373
Other assets	2,816	3,143

Total assets	$526,099	$535,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$8,992	$7,578
Accounts payable	15,232	15,589
Accrued pass-through liabilities	11,325	18,271
Accrued compensation	8,332	5,409
Accrued liabilities	4,610	5,537
Due to sellers of acquired businesses	5,630	3,943
Deferred revenue	20,692	21,689

Total current liabilities	74,813	78,016
Long-term debt, less current portion	125,052	131,568
Deferred income taxes	9,338	7,794
Other liabilities	11,723	12,972

Total liabilities	220,926	230,350

Redeemable noncontrolling interest	17,528	26,580

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,577,445 and 30,511,408 shares as of June 30, 2011, and December 31, 2010, respectively	30	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Other comprehensive loss (net of tax)	(1,346)	(1,298)
Additional paid-in capital	288,936	286,148
Retained earnings (accumulated deficit)	25	(6,022)

Total stockholders’ equity	287,645	278,858

Total liabilities and stockholders’ equity	$526,099	$535,788

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Professional Services	$48,416	$56,454	$100,372	$112,480
Business Information	21,023	22,755	41,615	43,707

Total revenues	69,439	79,209	141,987	156,187

Operating expenses
Direct operating: Professional Services	22,936	23,861	46,438	46,051
Direct operating: Business Information	8,373	7,624	16,711	14,540
Selling, general and administrative	26,828	25,639	54,602	50,827
Amortization	4,359	3,973	8,882	7,966
Depreciation	1,803	2,723	3,737	5,459

Total operating expenses	64,299	63,820	130,370	124,843
Equity in earnings of affiliates	441	1,084	1,189	2,512

Operating income	5,581	16,473	12,806	33,856

Non-operating income (expense)
Interest expense, net of interest income	(1,365)	(1,614)	(2,973)	(3,350)
Non-cash interest income related to interest rate swaps	—	302	286	665
Other income	394	—	394	—

Total non-operating expense	(971)	(1,312)	(2,293)	(2,685)

Income before income taxes	4,610	15,161	10,513	31,171
Income tax expense	(1,870)	(5,673)	(4,079)	(11,663)

Net income	2,740	9,488	6,434	19,508
Less: Net income attributable to redeemable noncontrolling interests	(168)	(856)	(387)	(1,719)

Net income attributable to The Dolan Company	$2,572	$8,632	$6,047	$17,789

Earnings per share — basic and diluted:
Net income attributable to The Dolan Company	$0.09	$0.29	$0.20	$0.59
Decrease in redeemable noncontrolling interest in NDeX	0.05	0.04	0.08	0.04

Net income attributable to The Dolan Company common stockholders	$0.14	$0.33	$0.28	$0.63

Weighted average shares outstanding:
Basic	30,107,025	30,136,567	30,117,924	30,121,831
Diluted	30,210,792	30,240,004	30,252,095	30,217,885
See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except share data)

				Retained
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total
Balance at December 31, 2009	30,326,437	$30	$287,210	$(38,377)	$—	$248,863

Net income attributable to The Dolan Company	—	—	—	32,355	—	32,355
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	—	217	—	—	217

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	32,572
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(1,298)	(1,298)

Total comprehensive income						31,274
Issuance of common stock pursuant to the exercise of stock options	13,848	—	26	—	—	26
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	171,123	—	3,242	—	—	3,242
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	(4,560)	—	—	(4,560)
Other	—	—	13	—	—	13

Balance at December 31, 2010	30,511,408	$30	$286,148	$(6,022)	$(1,298)	$278,858

Net income attributable to The Dolan Company	—	—	—	6,047	—	6,047
Decrease in redeemable noncontrolling interest in NDeX , net of tax	—	—	2,522	—	—	2,522

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	8,569
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(48)	(48)

Total comprehensive income						8,521
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	203,537	—	2,033	—	—	2,033
Repurchase of common stock	(137,500)	—	(1,691)	—	—	(1,691)
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	(76)	—	—	(76)

Balance at June 30, 2011	30,577,445	$30	$288,936	$25	$(1,346)	$287,645

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$6,434	$19,508
Distributions received from The Detroit Legal News Publishing, LLC	2,100	3,500
Distributions paid to holders of noncontrolling interests	(474)	(1,061)
Gain on sale of investment	(394)	—
Non-cash operating activities:
Amortization	8,882	7,966
Depreciation	3,737	5,459
Equity in earnings of affiliates	(1,189)	(2,512)
Stock-based compensation expense	2,033	1,358
Deferred income taxes	28	—
Change in value of interest rate swap	(286)	(665)
Amortization of debt issuance costs	186	164
Non-cash fair value adjustment on earnouts recorded in connection with acquisitions	358	588
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable and unbilled pass-through costs	(4,850)	(2,033)
Prepaid expenses and other current assets	3,198	55
Other assets	—	18
Accounts payable and accrued liabilities	(5,255)	(605)
Deferred revenue and other liabilities	(692)	(370)

Net cash provided by operating activities	13,816	31,370

Cash flows from investing activities
Acquisitions and investments	(5,071)	(115)
Capital expenditures	(3,911)	(3,326)
Escrow payment received on sale of investment	394	—

Net cash used in investing activities	(8,588)	(3,441)

Cash flows from financing activities
Net payments on senior revolving note	(1,300)	(8,000)
Payments on senior long-term debt	(2,500)	(6,225)
Payments on unsecured notes payable	(1,193)	(9,576)
Payments for repurchase of common stock	(1,691)	20
Other	(101)	(100)

Net cash used in financing activities	(6,785)	(23,881)

Net change in cash and cash equivalents	(1,557)	4,048
Cash and cash equivalents at beginning of the period	4,862	2,894

Cash and cash equivalents at end of the period	$3,305	$6,942

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Notes to Unaudited Condensed Consolidated Interim Financial Statements
Note 1. Basis of Presentation
Basis of Presentation: The condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of The Dolan Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010, included in the Company’s annual report on Form 10-K filed on March 11, 2011, with the Securities and Exchange Commission (“SEC”).
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
New Accounting Pronouncements: In June 2011, the Federal Accounting Standards Board (“FASB”) amended its accounting guidance to increase the prominence of items reported in other comprehensive income (“OCI”). The guidance requires the presentation of the components of net income, the components of OCI and total OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for the Company beginning with its December 31, 2012 financial statements. The Company plans to elect presentation of a single continuous statement.
Note 2. Basic and Diluted Income Per Share
Basic per share amounts are computed, generally, by dividing net income attributable to The Dolan Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At June 30, 2011, and December 31, 2010, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 13 for information on stock options and restricted stock) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net income attributable to The Dolan Company per share (in thousands except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to The Dolan Company	$2,572	$8,632	$6,047	$17,789
Decrease in redeemable noncontrolling interest in NDeX, net of tax	1,558	1,173	2,522	1,094

Net income attributable to The Dolan Company common stockholders	$4,130	$9,805	$8,569	$18,883

Basic:
Weighted average common shares outstanding	30,509	30,431	30,482	30,377
Weighted average common shares of unvested restricted stock	(402)	(294)	(364)	(255)

Shares used in the computation of basic net income per share	30,107	30,137	30,118	30,122

Net income attributable to The Dolan Company common stockholders per share — basic	$0.14	$0.33	$0.28	$0.63

Diluted:
Shares used in the computation of basic net income per share	30,107	30,137	30,118	30,122
Stock options and restricted stock	104	103	134	96

Shares used in the computation of dilutive net income per share	30,211	30,240	30,252	30,218

Net income attributable to The Dolan Company common stockholders per share — diluted	$0.14	$0.33	$0.28	$0.63

For both the three and six months ended June 30, 2011, options to purchase approximately 1.8 million weighted shares of common stock were excluded from the computation because their effect would have been anti-dilutive. For both the three and six months ended June 30, 2010, options to purchase approximately 1.6 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.
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
2011 Equity Transaction:
Acquisition of Noncontrolling Interest in DiscoverReady: In May 2011, the Company purchased approximately one-third of the outstanding membership units of DiscoverReady held by its minority partner, DR Holdco LLC, for approximately $5.0 million in cash. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $5.0 million. No deal costs were incurred on this transaction. As a result of this transaction, the Company’s ownership percentage in DiscoverReady increased from 85.3% to 90.0%, and the noncontrolling interest decreased from 14.7% to 10.0%.
In connection with this purchase, the terms of the DiscoverReady limited liability company agreement were amended. Under the terms of the amended agreement, DR Holdco has the right, for a period of 90 days following November 2, 2012, to require DiscoverReady to repurchase approximately 50% of DR Holdco’s equity interest in DiscoverReady, and for a period of 90 days following November 2, 2013, to require DiscoverReady to purchase DR Holdco’s remaining equity interest in DiscoverReady. In addition, for a period of 90 days following November 2, 2013, DiscoverReady also has the right to require DR Holdco to sell its entire equity interest in DiscoverReady. In each case, if either party timely exercises its right, DiscoverReady would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under certain circumstances.

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
In connection with this acquisition, the Company determined that the earnouts of $4.0 million, in the aggregate, were likely to be achieved and therefore included the present value of these payments, or $3.2 million, in its determination of consideration transferred. The Company has determined that this liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. See Note 5 for information pertaining to changes in the fair value of this liability during the six months ended June 30, 2011.
The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in the acquisition (i.e., goodwill) because the Company anticipates revenue synergies and operational efficiencies through combined general and administrative and corporate functions. Such goodwill is deductible for tax purposes, and has been allocated to the Business Information segment.
Pro Forma Information: Actual results of operations reflecting the equity interests acquired in 2011 and 2010 and assets acquired in 2010 are included in the unaudited condensed consolidated interim financial statements from the dates of the applicable business combination. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the Company’s 2011 acquisition of noncontrolling interest in DiscoverReady and its 2010 acquisitions of noncontrolling interest in NDeX, as well as its acquisitions of DataStream and Federal News Service, using the purchase method as if they occurred on January 1, 2010. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the business combinations occurred as of the beginning of each such year (in thousands, except per share data):

	Pro Forma
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenues	$69,439	$81,841	$141,987	$161,227
Net income attributable to The Dolan Company	2,654	8,257	6,173	17,251
Net income attributable to The Dolan Company per share:
Basic	$0.09	$0.27	$0.20	$0.57

Diluted	$0.09	$0.27	$0.20	$0.57

Actual/Pro forma weighted average shares outstanding:
Basic	30,107	30,137	30,118	30,122

Diluted	30,211	30,240	30,252	30,218

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
As of June 30, 2011, and December 31, 2010, the Company had $1.3 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge for both periods. Unrealized gains and losses are reflected in net income attributable to The Dolan Company when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.
This cash flow hedge was highly effective for the six months ended June 30, 2011, and is expected to remain highly effective in future periods. The occurrence of these related cash flows and hedged transaction remains probable.
The Company had liabilities of $2.2 million and $2.4 million resulting from interest rate swaps at June 30, 2011, and December 31, 2010, respectively, which are included in accrued liabilities or other liabilities on the balance sheet, depending on the time of the expiration of the swap agreement. Total floating-rate borrowings not offset by the swap agreements at June 30, 2011, totaled $80.2 million.
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
The fair value of interest rate swaps are determined by the counterparty based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The fair value of the earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers and the earnout liability recorded in connection with the DataStream acquisition are determined by management based on projected financial performance and an estimated discount rate. The fair value of the redeemable noncontrolling interest in DiscoverReady is determined by management using a market approach.

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,183	$—	$2,183
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	5,447	5,447
Earnout liability recorded in connection with the DataStream acquisition	—	—	3,152	3,152
Redeemable noncontrolling interest in DiscoverReady	—	—	9,014	9,014

Total	$—	$2,183	$17,613	$19,796

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,400	$—	$2,400
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	5,069	5,069
Earnout liability recorded in connection with the DataStream acquisition	—	—	3,171	3,171
Redeemable noncontrolling interest in DiscoverReady	—	—	13,652	13,652

Total	$—	$2,400	$21,892	$24,292

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2011 (in thousands):

		Fair Value			Fair Value
		Adjustment			Adjustment
		Included in Net			Included in
		Income	Minority		Additional
	Balance at	Attributable to	Partners’	Distributions to	Paid-in Capital
	March 31,	The Dolan	Share of	Minority Partners /	and Deferred	Balance at June 30,
	2011	Company	Earnings	Redemptions	Taxes	2011
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	$5,258	$189	$—	$—	$—	$5,447
Earnout liability recorded in connection with the DataStream Acquisition	3,312	(160)	—	—	—	3,152
Redeemable noncontrolling interest in DiscoverReady	14,160	—	309	(5,208)	(247)	9,014

Total	$22,730	$29	$309	$(5,208)	$(247)	$17,613

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (in thousands):

		Fair Value			Fair Value
		Adjustment			Adjustment
		Included in Net			Included in
		Income	Minority		Additional
	Balance at	Attributable to	Partners’	Distributions to	Paid-in Capital
	December 31,	The Dolan	Share of	Minority Partners /	and Deferred	Balance at June 30,
	2010	Company	Earnings	Redemptions	Taxes	2011
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	$5,069	$378	$—	$—	$—	$5,447
Earnout liability recorded in connection with the DataStream acquisition	3,171	(19)	—	—	—	3,152
Redeemable noncontrolling interest in DiscoverReady	13,652	—	446	(5,208)	124	9,014

Total	$21,892	$359	$446	$(5,208)	$124	$17,613

In May 2011, the Company repurchased approximately one-third of the outstanding membership units in DiscoveryReady from DR Holdco (see Note 3 for more information on this transaction). The Company paid approximately $5.0 million for the membership units in DiscoverReady, which is included in Distributions to Minority Partners/Redemptions in the tables above, along with $0.2 million in distributions to minority partners.
Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). No such fair value adjustments were required during the quarter.
Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of its variable-rate debt issues that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. The Company noted no significant changes in interest rates between December 31, 2010, and June 30, 2011, and as such, the carrying value of variable-rate debt under the Company’s senior credit facility of $130.2 million approximates its estimated fair value.
Note 6. Investments
Investments consisted of the following at June 30, 2011, and December 31, 2010 (in thousands):

	Accounting	Percent	June 30,	December 31,
	Method	Ownership	2011	2010
The Detroit Legal News Publishing, LLC	Equity	35.0%	$12,271	$13,154
Other	Equity	19.5%	627	654

Total			$12,898	$13,808

For the three and six months ended June 30, 2011, and 2010 , the equity (loss) in earnings of affiliates is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
The Detroit Legal News Publishing, LLC	$459	$1,084	$1,216	$2,512
Other	(18)	—	(27)	—

Total	$441	$1,084	$1,189	$2,512

The Detroit Legal News Publishing, LLC: The Company owns a 35% membership interest in The Detroit Legal News Publishing, LLC, or (“DLNP”). DLNP publishes ten legal newspapers, along with one quarterly magazine, all located in southern Michigan. The Company accounts for this investment using the equity method. Under DLNP’s membership operating agreement, the Company receives quarterly distributions based on its ownership percentage.
The difference between the Company’s carrying value and its 35% share of the members’ equity of DLNP relates principally to an underlying customer list at DLNP that is being amortized over its estimated economic life through 2015.

The following tables summarize certain key information relating to the Company’s investment in DLNP as of June 30, 2011, and December 31, 2010, and for the three and six months ended June 30, 2011, and 2010 (in thousands):

	As of June 30,	As of December 31,
	2011	2010
Carrying value of investment	$12,271	$13,154
Underlying finite-lived customer list, net of amortization	6,660	7,143

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Equity in earnings of DLNP, net of amortization of customer list	$459	$1,084	$1,216	$2,512
Distributions received	700	1,400	2,100	3,500
Amortization expense	377	377	754	754
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
The following table represents the balances of indefinite-lived intangible assets by segment as of June 30, 2011, and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Goodwill
Mortgage Default Processing Services	$131,709	$131,709
Litigation Support Services	23,651	23,651
Business Information	62,844	61,833

Total goodwill	218,204	217,193
Tradenames
Mortgage Default Processing Services	6,537	6,537
Business Information	1,677	1,643

Total tradenames	8,214	8,180

Total indefinite-lived intangible assets	$226,418	$225,373

The change in goodwill and tradenames in the Business Information segment resulted from the Company’s finalization in the first quarter of 2011 of its estimate of fair value of the December 2010 Datastream acquisition.
Finite-Life Intangible Assets: Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2011, and 2010, was approximately $4.4 million and $4.0 million, respectively, and for the six months ended June 30, 2011, and 2010, was approximately $8.9 million and $8.0 million, respectively.
Note 8. Long-Term Debt, Capital Lease Obligation
A summary of long-term debt is as follows (in thousands):

	June 30,	December 31,
	2011	2010
Senior secured debt (see below):
Senior variable-rate term note, payable in quarterly installments with a balloon	$47,500	$50,000
Senior variable-rate revolving note	82,700	84,000

Total senior secured debt	130,200	134,000
Unsecured notes payable	3,693	4,886
Capital lease obligations	151	260

	134,044	139,146
Less current portion	8,992	7,578

Long-term debt, less current portion	$125,052	$131,568

Senior Secured Debt: As of June 30, 2011, the Company and its consolidated subsidiaries have a credit agreement with a syndicate of banks for a $205.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $155.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015.
At June 30, 2011, the Company had net unused available capacity of approximately $72.3 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility. The Company expects to use the remaining availability under this credit facility, if needed, for working capital, potential acquisitions, stock buy-backs and other general corporate purposes.
Note 9. Common Stock
In December 2010, the Company’s board of directors approved a stock buy-back plan. This plan allows the Company to repurchase up to 2 million shares of issued and outstanding common stock at prevailing market prices or negotiated prices at any time through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. During the six months ended June 30, 2011, the Company repurchased 137,500 shares under this plan at an average price of $12.27 per share, for a total of $1.7 million, all of which were repurchased in the first quarter.
Note 10. Income Taxes
The provision for income taxes for the six months ended June 30, 2011, and 2010, was $4.1 million and $11.7 million, respectively, or 38.8% and 37.4% of income before income taxes. The provision for income taxes during the six months ended June 30, 2011 and 2010 is comprised of federal, state and local income taxes. The primary difference between the Company’s effective tax rate and the statutory federal rate is state income taxes. This difference is partially offset by earnings of the Company’s noncontrolling interests, which are not subject to federal income tax payable by the Company.
Note 11. Major Customers and Related Parties
NDeX has eight law firm customers and, of those customers, Trott & Trott and the Barrett law firm (both related parties) comprised 11.5% and 20.5%, respectively, of the Company’s total revenues for the three months ended June 30, 2011, and 12.3% and 22.4%, respectively, of the Company’s total revenues for the six months ended June 30, 2011.
NDeX has entered into long-term services agreements with its law firm customers, including Trott & Trott and the Barrett law firm, that provide for the exclusive referral of mortgage default and other files for processing, and provide for the possibility of annual increases in the fixed fee per file that NDeX charges its law firm customers.
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

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2011, and 2010 (in thousands):

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total

Three Months Ended June 30, 2011
Revenues	$32,689	$15,727	$21,023	$—	$69,439
Direct operating expenses	16,584	6,352	8,373	—	31,309
Selling, general and administrative expenses	10,594	4,645	9,396	2,193	26,828
Amortization and depreciation	3,401	997	1,596	168	6,162
Equity in earnings of affiliates	—	—	441	—	441

Operating income (loss)	$2,110	$3,733	$2,099	$(2,361)	$5,581

Three Months Ended June 30, 2010
Revenues	$39,706	$16,748	$22,755	$—	$79,209
Direct operating expenses	16,830	7,031	7,624	—	31,485
Selling, general and administrative expenses	9,514	4,420	9,398	2,307	25,639
Amortization and depreciation	4,435	858	1,231	172	6,696
Equity in earnings of affiliates	—	—	1,084	—	1,084

Operating income (loss)	$8,927	$4,439	$5,586	$(2,479)	$16,473

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total

Six Months Ended June 30, 2011
Revenues	$70,544	$29,828	$41,615	$—	$141,987
Direct operating expenses	34,260	12,178	16,711	—	63,149
Selling, general and administrative expenses	20,924	9,642	19,737	4,299	54,602
Amortization and depreciation	6,944	1,941	3,394	340	12,619
Equity in earnings of affiliates	—	—	1,189	—	1,189

Operating income (loss)	$8,416	$6,067	$2,962	$(4,639)	$12,806

Six Months Ended June 30, 2010
Revenues	$82,141	$30,339	$43,707	$—	$156,187
Direct operating expenses	33,805	12,246	14,540	—	60,591
Selling, general and administrative expenses	19,803	8,419	18,254	4,351	50,827
Amortization and depreciation	8,877	1,683	2,519	346	13,425
Equity in earnings of affiliates	—	—	2,512	—	2,512

Operating income (loss)	$19,656	$7,991	$10,906	$(4,697)	$33,856

Note 13. Share-Based Compensation
Total share-based compensation expense for the three months ended June 30, 2011, and 2010, was approximately $1.2 million and $0.8 million, respectively, before income taxes. Total share-based compensation expense for the six months ended June 30, 2011, and 2010, was approximately $2.0 million and $1.4 million, respectively, before income taxes.
The Company has reserved 4.8 million shares of its common stock for issuance under its incentive compensative plan of which there were 1.7 million shares available for issuance as of June 30, 2011.
Stock Options: Share-based compensation expense related to stock options for the three months ended June 30, 2011, and 2010, was approximately $0.7 million and $0.5 million, respectively, before income taxes and for the six months ended June 30, 2011, and 2010, was approximately $1.2 million and $0.9 million, respectively, before income taxes.
The following weighted average assumptions were used to estimate the fair value of stock options granted in 2011:

Dividend yield		0.0%
Expected volatility		47 – 50%
Risk free interest rate		1.8 – 2.1%
Expected term of options	4.25 – 5.5	years
Weighted average grant date fair value		$4.36 – 5.15

The following table represents stock option activity for the six months ended June 30, 2011:

				Weighted
		Weighted	Weighted	Average
		Average Grant	Average	Remaining
	Number	Date Fair	Exercise	Contractual
	of Shares	Value	Price	Life (in years)
Outstanding options at December 31, 2010	1,945,770	$4.83	$13.50	4.82
Granted	453,885	4.61	10.48	—
Canceled or forfeited	(55,384)	4.99	13.44	—

Outstanding options at June 30, 2011	2,344,271	$4.79	$12.91	4.81

Options exercisable at June 30, 2011	1,140,691	$4.67	$13.59	4.00

At June 30, 2011, the aggregate intrinsic value of both options outstanding and options exercisable was approximately $0.5 million. At June 30, 2011, there was approximately $4.4 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Grants: Share-based compensation expense related to grants of restricted stock for the three months ended June 30, 2011, and 2010, was approximately $0.5 million and $0.3 million, respectively, before income taxes and for the six months ended June 30, 2011, and 2010, was approximately $0.9 million and $0.5 million, respectively, before income taxes.
The following table represents a summary of nonvested restricted stock activity for the six months ended June 30, 2011:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested, December 31, 2010	324,906	$12.62
Granted	212,437	10.48
Vested	(95,250)	12.44
Canceled or forfeited	(8,900)	$12.87

Nonvested, June 30, 2011	433,193	$11.60

Total unrecognized compensation expense for unvested restricted shares of common stock as of June 30, 2011, was approximately $4.0 million, which is expected to be recognized over a weighted-average period of 3.1 years.
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

Note 15. Subsequent Events
On July 25, 2011, the Company, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT Litigation Services, Inc. (“ACT”) for (i) an upfront payment of approximately $60.0 million in cash that was paid in full at closing, plus (ii) up to $5.0 million in potential additional purchase price that will be held back by the Company for a period of 20 months (subject to partial early release) to secure certain obligations of ACT and its shareholders, plus (iii) an earnout payment based primarily upon the extent to which an agreed-upon multiple of ACT’s pro forma EBITDA for the year ended December 31, 2011, exceeds the base purchase price of $65.0 million, plus (iv) two additional earnout payments of up to a maximum of $15.0 million in the aggregate that are contingent upon reaching certain revenue milestones for the years ended December 31, 2012, and 2013. All of the earnout payments are subject to certain set-off rights of the Company under the purchase agreement.
Due to the timing of the acquisition, the Company has not yet completed, and therefore it is not practical to include, its estimate of the fair value of the assets acquired, liabilities assumed or contingent consideration. Accordingly, it is also not practical to include proforma financial statements. The acquired assets will become part of the Company’s Litigation Support Services segment within its Professional Services Division. Goodwill, while not yet estimated, will be fully deductible for tax purposes, and will be allocated to the DiscoverReady reporting unit as part of the Litigation Support Services segment. Deal costs associated with this acquisition are expected to be approximately $0.5 million.
ACT specializes in providing technology and process solutions to clients with electronic discovery needs, and also provides hosting and review services. The Company completed this acquisition because it is a strategic fit with DiscoverReady. ACT generated revenues of $19.9 million for the year ended December 31, 2010, and on a trailing 12 month basis for the 12 months ended June 30, 2011, has generated $30.5 million in revenues.
The Company borrowed $60.0 million under its revolving credit facility to fund the closing payments in connection with this acquisition and, after giving effect to this borrowing, has $142.0 million outstanding on its revolving credit facility.

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
Our total revenues decreased $9.8 million, or 12.3%, from $79.2 million for the three months ended June 30, 2010, to $69.4 million for the three months ended June 30, 2011, primarily as a result of a $7.0 million decrease in our mortgage default processing services revenues, a $1.7 million decrease in our Business Information Division revenues and a $1.0 million decrease in our litigation support services revenues. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of foreclosure files received for processing and change in the mix of types of files, as discussed below. Net income attributable to The Dolan Company decreased to $2.6 million for the second quarter of 2011 from $8.6 million for the same period in 2010.
Recent Developments
Acquisition of ACT Litigation Services, Inc.
On July 25, 2011, we, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT Litigation Services, Inc. (“ACT”) for (i) an upfront payment of approximately $60.0 million in cash that was paid in full at closing, plus (ii) up to $5.0 million in potential additional purchase price that will be held back for a period of 20 months (subject to partial early release) to secure certain obligations of ACT and its shareholders, plus (iii) an earnout payment based primarily upon the extent to which an agreed-upon multiple of ACT’s pro forma EBITDA for the year ended December 31, 2011, exceeds the base purchase price of $65.0 million, plus (iv) two additional earnout payments of up to a maximum of $15.0 million in the aggregate that are contingent upon reaching certain revenue milestones for the years ended December 31, 2012, and 2013. All of the earnout payments are subject to certain set-off rights under the purchase agreement.
The Company used funds available under its revolving line of credit to fund the closing payments in connection with this acquisition. The acquired operations of ACT will become part of the Company’s Litigation Support Services segment within its Professional Services Division.
ACT specializes in providing technology and process solutions to clients with electronic discovery needs. It also provides hosting and review services.
Increase in our ownership in DiscoverReady
In May 2011, we purchased approximately one-third of the outstanding membership units in DiscoverReady held by DR Holdco for approximately $5.0 million in cash. As a result, our ownership percentage in DiscoverReady increased from 85.3% to 90.0%, and the noncontrolling interest decreased from 14.7% to 10.0%.
Stock Buy-Back Plan
Our board of directors approved a stock buy-back plan effective as of the closing of our new credit agreement on December 6, 2010. This plan allows us to repurchase up to 2 million shares of issued and outstanding common stock at prevailing market prices or negotiated prices through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. During the first six months of 2011, we repurchased 137,500 shares under this plan for an aggregate of $1.7 million, all of which were purchased in the first quarter.

Regulatory Environment
There are two general areas of regulatory activity, federal and state. In the federal sector, in April 2011, 14 major mortgage servicers signed consent orders with the Board of Governors of The Federal Reserve System and the Office of the Comptroller of the Currency (OCC), agreeing to submit action plans detailing how they will comply with new requirements for servicing defaulted loans.
The consent agreements required improvements to certain internal processes and enhanced controls related to third-party vendors that provide services related to residential default or foreclosure, including the law firm customers of NDeX. The consent agreements required the servicers to complete revisions in foreclosure processing by approximately June 15, 2011, to the satisfaction of the Federal Reserve and the OCC, and to reorganize their related foreclosure operations to follow the amended procedures by approximately August 15, 2011. In June the OCC gave the banks 30-day extensions on these deadlines. The OCC is now reviewing the plans the banks submitted. The OCC has indicated that it may require changes to the plans provided and that it is in discussions with the United States Department of Justice and other federal and state authorities to finalize and synchronize the plans into a consistent set of servicing requirements. In June 2011, the OCC issued guidance clarifying that, in addition to the 14 large mortgage servicers subject to the agency’s enforcement action, all mortgage servicers under OCC supervision must assure compliance with all appropriate foreclosure management standards. The bulletin also directed all national banks to conduct a self-assessment of foreclosure management practices no later than September 30, 2011, and to correct any weaknesses identified. National bank examiners will review the self-assessments and corrective actions in the next quarterly review or examination of the bank.
The OCC deadlines for reports and compliance have continued the heightened governmental scrutiny that residential mortgage foreclosure servicers have been experiencing for the past several quarters, since the “robo-signing” issues hit the media. Servicers have reacted to this heightened scrutiny by reviewing and verifying their policies and procedures, applying more scrutiny to pending foreclosures, and then releasing into foreclosure only those cases that have been carefully reviewed. Many servicers have also reacted to this environment of increased scrutiny by requesting additional information and process verification from law firms and other third-party vendors. These servicer actions have sharply reduced, though not completely stopped, the number of mortgage defaults being referred to begin foreclosure. We continue to believe that the reduction in foreclosure referrals is likely to continue until the new procedures are in place, but that a large number of pre-foreclosures and pending foreclosures remain to be undertaken and completed.
In July 2011, the Consumer Financial Protection Bureau outlined its approach to supervising large depository institutions to ensure compliance with federal consumer protection laws. This supervisory process, which applies to the 111 depository institutions with total assets of more than $10 billion, began on July 21, 2011.
Meanwhile, at the state level, the attorneys general of all 50 states announced late in 2010 a joint effort to investigate the mortgage servicing industry and to negotiate with mortgage servicers in hopes of achieving changes in the foreclosure process as well as possible payment of financial penalties and an increased level of mortgage loan modifications. While these officials in most states lack direct regulatory authority over mortgage servicers, the attorneys general have indicated a willingness to act in the courts if necessary to enforce their negotiating positions. Their discussions with the mortgage servicers have not resulted in agreements and based on public statements, the efforts do not appear to be coordinated or moving toward common ground. Meanwhile approximately a dozen of the attorneys general have withdrawn from these negotiations and have expressed their support for the federal regulatory steps described above.
For additional information about legislation and regulatory activity impacting or potentially impacting our business, please see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Regulatory Environment” in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011, as well as the “Regulatory Environment” discussions in our prior reports filed with the SEC on Form 10-Q and Form 10-K.
Recent Acquisitions
We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions, such as the ACT acquisition discussed in “Recent Developments” above and the following two acquisitions that occurred in 2010:
DataStream Content Solutions, LLC: On December 1, 2010, we acquired DataStream Content Solutions, LLC (“DataStream”). In connection with this acquisition, we paid the sellers $15.0 million in cash at closing, held back $1.5 million payable 18 months after closing to secure indemnification claims, and are obligated to pay up to an additional $4.0 million in earnouts in two annual installments. The amount of the two annual earnout payments is based upon the acquired business achieving certain EBITDA targets during the calendar years ending December 31, 2011, and 2012.
Federal News Service, Inc.: On August 9, 2010, we acquired certain assets of Federal News Service, Inc. (“Federal News”) for approximately $1.7 million in cash.

Revenues
We derive revenues from two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the three and six months ended June 30, 2011, our total revenues were $69.4 million and $142.0 million, respectively, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:
•	70% and 71%, respectively, from our Professional Services Division (47% and 50%, respectively, from mortgage default processing services and 23% and 21%, respectively, from litigation support services); and
•	30% and 29%, respectively, from our Business Information Division.
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
For the three and six months ended June 30, 2011, we received for processing approximately 80,800 and 173,100 mortgage default case files, respectively. The mix of types of files received for processing changed as more fully described below in Professional Services Division Results, resulting in a shift from higher revenue files to lower revenue files. Our mortgage default processing service revenues accounted for 47% and 50%, respectively, of our total revenues and 68% and 70%, respectively, of our Professional Services Division revenues during the three and six months ended June 30, 2011. For the six months ended June 30, 2011, each of the Barrett Law Firm, Trott & Trott and Albertelli law firm accounted for more than 10% of our mortgage default processing services revenues, with the Barrett Law Firm accounting for 45%, Trott & Trott accounting for 25%, and Albertelli law firm accounting for 13% of these revenues. We recognize mortgage default processing service revenues on a proportional basis over the period during which the services are provided, the calculation of which requires management to make estimates. For more information regarding how we recognize revenue, please see “Critical Accounting Policies and Estimates — Revenue Recognition” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.
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
Deferred revenue includes payments for mortgage default processing services billed in advance that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At June 30, 2011, we had such deferred revenue on our balance sheet in the amount of $13.7 million.
Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the three and six months ended June 30, 2011, our litigation support services revenues accounted for 23% and 21%, respectively, of our total revenues and 32% and 30%, respectively, of our Professional Services Division revenues. We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court.
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

Counsel Press assists law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file.
Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 10% and 9%, respectively, of our total revenues and 33% and 31%, respectively, of our Business Information Division revenues for the three and six months ended June 30, 2011. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.
We publish more than 300 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other business entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. For the three and six months ended June 30, 2011, our public notice revenues accounted for 40% and 41%, respectively, of our Business Information Division revenues and 12% of our total revenues for both periods. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which can be affected by the number of residential mortgage foreclosures in the markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In many of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
We sell our business information products, including our DataStream and Federal News products, primarily through subscriptions. For the three and six months ended June 30, 2011, our subscription and other revenues, which consist primarily of subscriptions, single-copy sales, transcriptions and access to state and federal legislative information, accounted for 27% and 28%, respectively, of our Business Information Division revenues and 8% of our total revenues for both periods. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At June 30, 2011, we had such deferred revenue on our balance sheet in the amount of $7.8 million. Subscription and other revenues are driven primarily by the number of copies sold and the subscription rates charged to customers.
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

Equity in Earnings of Affiliates
We own 35.0% of the membership interests in DLNP, the publisher of The Detroit Legal News and 10 other publications. We account for our investment in DLNP using the equity method. For the three months ended June 30, 2011, and 2010, our share of DLNP’s earnings was $0.5 million and $1.1 million, respectively. This is net of amortization of $0.4 million for each period. For the six months ended June 30, 2011, and 2010, our share of DLNP’s earnings was $1.2 million and $2.5 million, respectively. This is net of amortization of $0.8 million for each period. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest at June 30, 2011, consisted of a 6.2% noncontrolling interest in NDeX held by the sellers of Barrett-NDEx or their transferees (as a group), a 10.0% noncontrolling interest in DiscoverReady held by DR Holdco LLC and a 50% interest in Legislative Services of America (LISA) held by Telran, Inc. During the second quarter of 2011, noncontrolling interest in DiscoverReady decreased from 14.7% to 10.0% as a result of our acquisition of approximately one-third of the membership units held by DR Holdco. See “Recent Developments—Increase in our Ownership in DiscoverReady” above, for information regarding this transaction.
Under the terms of the NDeX operating agreement, each month we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. We paid the following distributions during the three and six months ended June 30, 2011, and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Trott sellers	$—	$—	$—	$114
Feiwell & Hannoy	—	—	—	48
Sellers of Barrett-NDEx or their transferees (as a group)	212	202	248	371

Total	$212	$202	$248	$533

There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly distributions to pay tax liabilities to DR Holdco, the minority member of DiscoverReady. During the three and six months ended June 30, 2011, we made distributions of $0.2 million.
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
In connection with our purchase of approximately one-third of the outstanding membership units of DiscoverReady held by DR Holdco discussed above, the terms of the DiscoverReady limited liability company agreement were amended. Under the terms of the amended agreement, DR Holdco has the right, for a period of 90 days following November 2, 2012, to require DiscoverReady to repurchase approximately 50% of DR Holdco’s equity interest in DiscoverReady, and for a period of 90 days following November 2, 2013, to require DiscoverReady to purchase DR Holdco’s remaining equity interest in DiscoverReady. In addition, for a period of 90 days following November 2, 2013, DiscoverReady also have the right to require DR Holdco to sell its entire equity interest in DiscoverReady. In each case, if either party timely exercises its right, we would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under certain circumstances.
DiscoverReady may engage an independent third-party valuation firm to assist it in determining the fair market value of the equity interest being repurchased by or sold to DiscoverReady if any of the above-described rights are exercised. The purchase price for any equity interests repurchased or sold pursuant to these rights, if exercised, will be paid in cash to the extent allowed by the terms of our then-existing credit agreement, or pursuant to a three year unsecured promissory note, bearing interest at a rate equal to prime plus 1.0%.

We are required to record the redeemable noncontrolling interests (NCI) in NDeX and DiscoverReady to their redemption amounts at each reporting period. The NDeX NCI is adjusted to the estimated redemption amount at each reporting period based on the formula as discussed above. The DiscoverReady NCI is adjusted to fair value each period using a market approach. During the three and six months ended June 30, 2011, we recorded a reduction to the NCI for NDeX of $2.5 million ($1.6 million net of tax) and $4.1 million ($2.5 million net of tax), respectively, and the adjustments recorded to the NCI for DiscoverReady were a reduction of $0.2 million ($0.2 million net of tax) and an increase of $0.1 million ($0.1 million net of tax). Please see our unaudited condensed consolidated statements of stockholders’ equity and comprehensive income, as well as Note 5 to our unaudited condensed consolidated interim financial statements, included in this report on Form 10-Q for further information regarding accounting for noncontrolling interests and its implications to our financial statements.
Critical Accounting Policies and Estimates
Please see Note 1 to our unaudited condensed consolidated interim financial statements included in this report on Form 10-Q as well as Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011. Further, we discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our annual report on Form 10-K for the year ended December 31, 2010. There has been no significant change in our critical accounting policies or critical accounting estimates since the end of 2010.
RESULTS OF OPERATIONS
The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended June 30,
		% of		% of
	2011	Revenues	2010	Revenues

Revenues:
Professional Services	$48,416	69.7%	$56,454	71.3%
Business Information	21,023	30.3%	22,755	28.7%

Total revenues	69,439	100.0%	79,209	100.0%

Operating expenses:
Professional Services	42,573	61.3%	43,090	54.4%
Business Information	19,335	27.8%	18,251	23.0%
Unallocated corporate operating expenses	2,361	3.4%	2,479	3.1%

Total operating expenses	64,299	92.6%	63,820	80.6%
Equity in earnings of affiliates	441	0.6%	1,084	1.4%

Operating income	5,581	8.0%	16,473	20.8%
Interest expense, net	(1,365)	(2.0)%	(1,614)	(2.0)%
Non-cash interest income related to interest rate swaps	—	—%	302	0.4%
Other income, net	394	0.6%	—	—%

Income before income taxes	4,610	6.6%	15,161	19.1%
Income tax expense	(1,870)	(2.7)%	(5,673)	(7.2)%

Net income	2,740	3.9%	9,488	12.0%
Less: Net income attributable to redeemable noncontrolling interests	(168)	(0.2)%	(856)	(1.1)%

Net income attributable to The Dolan Company	$2,572	3.7%	$8,632	10.9%

Net income attributable to The Dolan Company per share — basic and diluted	$0.09		$0.29
Decrease in redeemable noncontrolling interest in NDeX	0.05		0.04

Net income attributable to The Dolan Company common stockholders per share — basic and diluted	$0.14		$0.33

Weighted average shares outstanding
Basic	30,107		30,137
Diluted	30,211		30,240

	Six Months Ended June 30,
		% of		% of
	2011	Revenues	2010	Revenues

Revenues:
Professional Services	$100,372	70.7%	$112,480	72.0%
Business Information	41,615	29.3%	43,707	28.0%

Total revenues	141,987	100.0%	156,187	100.0%

Operating expenses:
Professional Services	85,889	60.5%	84,835	54.3%
Business Information	39,842	28.1%	35,311	22.6%
Unallocated corporate operating expenses	4,639	3.3%	4,697	3.0%

Total operating expenses	130,370	91.8%	124,843	79.9%
Equity in earnings of affiliates	1,189	0.8%	2,512	1.6%

Operating income	12,806	9.0%	33,856	21.7%
Interest expense, net	(2,973)	(2.1)%	(3,350)	(2.1)%
Non-cash interest income related to interest rate swaps	286	0.2%	665	0.4%
Other income, net	394	0.3%	—	—%

Income before income taxes	10,513	7.4%	31,171	20.0%
Income tax expense	(4,079)	(2.9)%	(11,663)	(7.5)%

Net income	6,434	4.5%	19,508	12.5%
Less: Net income attributable to redeemable noncontrolling interests	(387)	(0.3)%	(1,719)	(1.1)%

Net income attributable to The Dolan Company	$6,047	4.3%	$17,789	11.4%

Net income attributable to The Dolan Company per share — basic and diluted	$0.20		$0.59
Decrease in redeemable noncontrolling interest in NDeX	0.08		0.04

Net income attributable to The Dolan Company common stockholders per share — basic and diluted	$0.28		$0.63

Weighted average shares outstanding:
Basic	30,118		30,122
Diluted	30,252		30,218

Three Months Ended June 30, 2011
Compared to Three Months Ended June 30, 2010
Revenues

	Three Months Ended June 30,
	2011	2010	Change
	(in millions)
Total revenues	$69.4	$79.2	$(9.8)	(12.3)%
Our total revenues decreased primarily as a result of a $7.0 million decrease in our mortgage default processing services revenues. The decrease in mortgage default processing services revenues was driven by a decrease in the number of files received for processing as well as a change in the mix of the types of files received for processing. Our business information revenues were down $1.7 million for the three months ended June 30, 2011, primarily due to decreased public notice revenues, and our litigation support services revenues were down $1.0 million. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.
We derived 69.7% and 71.3% of our total revenues from our Professional Services Division and 30.3% and 28.7% of our total revenues from our Business Information Division for the three months ended June 30, 2011, and 2010, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 67.5% and 70.3% of our total division revenues for the three months ended June 30, 2011, and 2010, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 32.5% and 29.7% of our total Professional Services Division revenues for the three months ended June 30, 2011, and 2010, respectively.
Operating Expenses

	Three Months Ended June 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$64.3	$63.8	$0.5	0.8%
Direct operating expenses	31.3	31.5	(0.2)	(0.6)%
Selling, general and administrative expenses	26.8	25.6	1.2	4.6%
Depreciation expense	1.8	2.7	(0.9)	(33.8)%
Amortization expense	4.4	4.0	0.4	9.7%
Total operating expenses as a percentage of total revenues increased from 80.6% for the three months ended June 30, 2010, to 92.6% for the three months ended June 30, 2011, largely as a result of decreased revenues in our mortgage default processing services business and decreased public notice revenues in our business information division.
Direct Operating Expenses. The decrease in direct operating expenses consisted of a $0.9 million decrease in our Professional Services Division offset by a $0.7 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 45.1% for the second quarter of 2011, from 39.7% for the same period in 2010.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted primarily of a $1.3 million increase in our Professional Services Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Selling, general and administrative expense as a percentage of revenue increased to 38.6% for the three months ended June 30, 2011, from 32.4% for the same period in 2010.
Depreciation and Amortization Expense. Our depreciation expense decreased primarily as a result of software in connection with the Barrett-NDeX acquisition, a large portion of which fully depreciated in 2010. Our amortization expense increased primarily because of the intangible assets associated with the DataStream acquisition.

Interest Expense, Net

	Three Months Ended June 30,
	2011	2010	Change
	(in millions)
Total interest expense, net	$1.4	$1.6	$(0.2)	(15.4)%
Interest on bank credit facility	0.9	0.9	0.1	10.1%
Cash interest expense on interest rate swaps	0.3	0.6	0.3	(49.1)%
Amortization of deferred financing fees	0.1	0.1	—	20.1%
Other	—	0.1	—	(54.4)%
Interest expense related to our bank credit facility remained consistent for the three months ended June 30, 2011, and June 30, 2010. Our average outstanding debt was $130.6 million for the three months ended June 30, 2011, compared to $140.7 million for the same period one year ago, but our average interest rate was 2.6% this year versus 2.2% last year.
Equity in Earnings of Affiliates

	Three Months Ended June 30,
	2011	2010	Change
	(in millions)
Equity in Earnings of Affiliates	$0.4	$1.1	$(0.7)	(63.6)%
Equity in earnings of affiliates decreased primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are the result of a reduction in public notice placements in their newspapers due to decreased foreclosure and workout volumes in the markets it serves.
Income Tax Expense

	Three Months Ended June 30,
	2011	2010	Change
	(in millions)
Income tax expense	$1.9	$5.7	$(3.8)	(67.0)%
Effective tax rate	40.5%	37.4%
The provision for income taxes for the three months ended March 31, 2011, and 2010, was 40.5% and 37.4% of income before income taxes, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The effective tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in a specific quarter. The increase in our effective tax rate compared to the same quarter last year is primarily a function of lower income in 2011 without a corresponding reduction in expenses that impact the tax rate.
Professional Services Division Results
Revenues

	Three Months Ended June 30,
	2011	2010	Change
	(in millions)
Total revenues	$48.4	$56.5	$(8.0)	(14.2)%
Mortgage default processing services	32.7	39.7	(7.0)	(17.7)%
Litigation support services revenues	15.7	16.7	(1.0)	(6.1)%
Mortgage default processing services revenues decreased primarily due to decreased file volumes in many of the markets we serve as well as a significant change in the mix of types of files received for processing. While our total files received for processing for the three months ended June 30, 2011, was down only 6.8%, from 86,600 mortgage default case files for the three months ended June 30, 2010, to 80,800 mortgage default case files for the three months ended June 30, 2011, we experienced a change in the mix of the types of files. New foreclosure files, which tend to require more processing from NDeX and are therefore higher revenue files, continued to be down over 20% from 2010. This was offset by a greater number of lower revenue files, such as foreclosure restarts, mediations, and transfer files. The increase in transfer files was in our NDeX Florida operations, where files were moved by servicers after initiation of foreclosure activities but before they were completed by other law firms. NDeX accepted the transfer work because it believes the transfer work will lead to future volume growth from the transferring clients. We believe these file volume decreases and mix changes are attributed to continued marketplace and regulatory dynamics that began in 2010 that have caused many large loan servicers to temporarily slow down and reduce the referral of defaulted files for foreclosure processing while they review their processes and practices. While it is difficult to predict when the number of foreclosure files received for processing will increase, we do not expect a significant increase in the remainder of 2011, but do expect higher levels in 2012.

The Barrett law firm, Albertelli law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 68% of our mortgage default processing services segment and 46% of our Professional Services Division revenues during the three months ended June 30, 2011. In the three months ended June 30, 2010, The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 69% of our mortgage default processing services segment and 49% of our Professional Services Division revenues.
The slight decrease in litigation support services revenues resulted primarily from a decrease from DiscoverReady’s strong revenues recorded in the second quarter of 2010. We continue our efforts to diversify our DiscoverReady customer base. In the second quarter of 2011, DiscoverReady’s top two customers (one of which was not a top two customer for the same period in 2010 or in the first quarter of this year) accounted for 57% of litigation support services revenues, while in the second quarter of 2010, its top two customers accounted for 66% of such revenues. In addition, revenue from DiscoverReady’s customers excluding its historical top two customers increased 80% in the second quarter of 2011 as compared to the same period in 2010.
Operating Expenses—Mortgage Default Processing Services

	Three Months Ended June 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$30.6	$30.8	$(0.2)	(0.6)%
Direct operating expenses	16.6	16.8	(0.2)	(1.5)%
Selling, general and administrative expenses	10.6	9.5	1.1	11.4%
Depreciation expense	0.9	1.9	(1.0)	(53.8)%
Amortization expense	2.5	2.5	—	—%
Direct operating expenses decreased slightly as a result of decreased file volumes as discussed above, but did not decrease in proportion to the volume decline. Even with the lower file volumes, processing costs in some of our locations have increased as a result of increased demands, additional tasks, time spent attending to servicer audits, and process changes required by the clients of our law firm customers, requiring additional processing work for our employees. In addition, selling, general and administrative expenses have increased largely as a result of new client requirements placed on us, primarily in terms of increased requirements as it relates to information security and technology. Also, increased personnel costs from growing volumes in Florida, along with added headcount as we program our case management system to accommodate Florida, California and Texas files, have contributed to the increase in selling, general and administrative expenses. However, in light of reduced volumes, we have taken steps to reduce our costs at NDeX and plan to continue to adjust staffing in a way that does not impair our ability to deliver high-quality service to our law firm customers and their servicer clients.
Depreciation expense decreased primarily as a result of software associated with the Barrett-NDeX acquisition, a large portion of which fully depreciated in 2010.
Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 93.5% for the three months ended June 30, 2011, from 77.5% for the three months ended June 30, 2010. This increase was primarily a result of a reduction in revenues.
Operating Expenses—Litigation Support Services

	Three Months Ended June 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$12.0	$12.3	$(0.3)	(2.6)%
Direct operating expenses	6.4	7.0	(0.7)	(9.7)%
Selling, general and administrative expenses	4.6	4.4	0.2	5.1%
Depreciation expense	0.3	0.1	0.1	89.9%
Amortization expense	0.7	0.7	—	0.7%

The decrease in direct expenses is due primarily to a decrease in contract labor costs, due in part to more favorably negotiated service agreements with some of our providers. Selling, general and administrative costs have increased primarily as a result of an increase in personnel and facility costs as we continue to invest in and grow our DiscoverReady business, offset somewhat by a decrease in marketing and promotion costs due to re-branding efforts that occurred in the second quarter of 2010 and did not occur in the current quarter, as well as more strategic management of investments made in trade shows in the second quarter of 2011 compared to the same period in 2010.
Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 76.3% for the three months ended June 30, 2011, from 73.5% for the three months ended June 30, 2010, which resulted from the increased costs at DiscoverReady as discussed above.
Business Information Division Results
Revenues

	Three Months Ended June 30,
	2011	2010	Change
	(in millions)
Total Business Information Revenues	$21.0	$22.8	$(1.7)	(7.6)%
Display and classified advertising revenues	7.0	7.1	(0.1)	(1.5)%
Public notice revenues	8.4	12.1	(3.7)	(30.6)%
Subscription-based and other revenues	5.7	3.6	2.1	57.8%
In the second quarter of 2011, we saw continued softness in public notice revenues as lenders continued to place increased scrutiny on their foreclosure practices, delaying foreclosure-related public notice placements in our publications. While it is difficult to predict when the number of foreclosure-related public notice placements in our publications will increase, we do not expect a significant increase in the remainder of 2011, but do expect higher levels in 2012. Increased revenues from our 2010 acquisitions, which accounts for the increase in subscription-based and other revenues, helped somewhat offset the public notice revenue declines.
Operating Expenses

	Three Months Ended June 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$19.4	$18.3	$1.1	6.1%
Direct operating expenses	8.4	7.6	0.7	9.8%
Selling, general and administrative expenses	9.4	9.4	—	—
Depreciation expense	0.5	0.5	—	(3.0)%
Amortization expense	1.1	0.8	0.4	50.6%
Operating expenses increased primarily as a result of increased costs associated with operating the businesses we acquired in 2010. Total operating expenses from the pre-existing businesses were down $1.4 million year-over-year, largely as a result of cost savings initiatives and other expense reductions put in place as a result of lower revenues, along with decreased production costs resulting from fewer public notice placements in our publications. Because of the softness in public notice revenues, we continue to make adjustments to operating expenses and evaluate a number of additional cost savings initiatives.
Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 92.1% for the three months ended June 30, 2011, from 80.2% for the three months ended June 30, 2010, due to increases in expenses related to 2010 acquisitions and the reduced foreclosure activity resulting in the decrease of our public notice revenues.

Six Months Ended June 30, 2011
Compared to Six Months Ended June 30, 2010
Revenues

	Six Months Ended June 30,
	2011	2010	Change
	(in millions)
Total Revenues	$142.0	$156.2	$(14.2)	(9.1)%
Our total revenues decreased primarily as a result of an $11.6 million decrease in our mortgage default processing services revenues. The decrease in mortgage default processing services revenues was driven by a decrease in the number of files received for processing as well as a change in the mix of the types of files received for processing. Our business information revenues were down $2.1 million for the six months ended June 30, 2011, primarily due to decreased public notice revenues, and our litigation support services revenues were down $0.5 million. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.
We derived 70.7% and 72.0% of our total revenues from our Professional Services Division and 29.3% and 28.0% of our total revenues from our Business Information Division for the six months ended June 30, 2011, and 2010, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 70.3% and 73.0% of our total revenues for the six months ended June 30, 2011, and 2010, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 29.7% and 27.0% of our total revenues for six months ended June 30, 2011, and 2010, respectively.
Operating Expenses

	Six Months Ended June 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$130.4	$124.8	$5.5	4.4%
Direct operating expenses	63.1	60.6	2.6	4.2%
Selling, general and administrative expenses	54.6	50.8	3.8	7.4%
Depreciation expense	3.7	5.5	(1.7)	(31.5)%
Amortization expense	8.9	8.0	0.9	11.5%
Total operating expenses as a percentage of total revenues increased from 79.9% for the six months ended June 30, 2010, to 91.8% for the six months ended June 30, 2011, largely as a result of decreased revenues in our mortgage default processing services business and decreased public notice revenues in our business information division.
Direct Operating Expenses. The increase in direct operating expenses consisted of a $0.4 million increase in our Professional Services Division and a $2.2 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 44.5% for the first six months of 2011, from 38.8% for the same period in 2010.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $2.3 million increase in our Professional Services Division and a $1.5 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Selling, general and administrative expense as a percentage of total revenues increased to 38.5% for the first six months of 2011, from 32.5% for the same period in 2010.
Depreciation and Amortization Expense. Our depreciation expense decreased primarily as a result of software in connection with the Barrett-NDeX acquisition, a large portion of which fully depreciated in 2010. Our amortization expense increased primarily because of the intangible assets associated with the DataStream acquisition.

Interest Expense, Net

	Six Months Ended June 30,
	2011	2010	Change
	(in millions)
Total interest expense, net	$3.0	$3.4	$0.4	(11.3)%
Interest on bank credit facility	1.8	1.8	0.1	3.9%
Cash interest expense on interest rate swaps	0.9	1.3	(0.4)	(31.4)%
Amortization of deferred financing fees	0.2	0.2	—	13.2%
Other	0.1	0.1	—	(33.8)%
Interest expense related to our bank credit facility remained consistent for the six months ended June 30, 2011. Our average outstanding debt was $130.6 million for the six months ended June 30, 2011, compared to $146.1 million for the same period one year ago, but our average interest rate was 2.5% this year versus 2.2% last year. Cash interest incurred on our interest rate swaps decreased primarily as a result of a decrease in the notional amount of our swaps, due to the maturity on March 31, 2011, of a swap agreement with a notional amount of $25 million, and, to a lesser extent, interest rate changes.
Equity in Earnings of Affiliates

	Six Months Ended June 30,
	2011	2010	Change
	(in millions)
Equity in Earnings of Affiliates	$1.2	$2.5	$(1.3)	(52.7)%
Equity in earnings of affiliates decreased primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are the result of a reduction in public notice placements in their newspapers due to decreased foreclosure and workout volumes in the markets it serves.
Income Tax Expense

	Six Months Ended June 30,
	2011	2010	Change
	(in millions)
Income tax expense	$4.1	$11.7	$(7.6)	(65.0)%
Effective tax rate	38.8%	37.4%
The provision for income taxes for the six months ended June 30, 2011, and 2010 was 38.8% and 37.4% of income before income taxes, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The increase in our effective tax rate compared to the same quarter last year is primarily a function of lower income in 2011 without a corresponding reduction in expenses that impact the tax rate.
Professional Services Division Results
Revenues

	Six Months Ended June 30,
	2011	2010	Change
	(in millions)
Total revenues	$100.4	$112.5	$(12.1)	(10.8)%
Mortgage default processing revenues	70.5	82.1	(11.6)	(14.1)%
Litigation support services revenues	29.8	30.3	(0.5)	(1.7)%
Our revenues decreased primarily as a result of decreased revenues in our mortgage default processing services segment. Revenues in this segment decreased primarily due to decreased file volumes in many of the markets we serve as well as a significant change in the mix of types of files received for processing. While our total files received for processing for the six months ended June 30, 2011, was down only 5.1%, from 182,300 mortgage default case files for the six months ended June 30, 2010, to 173,100 mortgage default case files for the six months ended June 30, 2011, we experienced a change in the mix of the types of files. New foreclosure files, which tend to require more processing from NDeX and are therefore higher revenue files, were down over 20% from 2010. This was offset by a greater number of lower revenue files, such as foreclosure restarts, mediations, and transfer files. The increase in transfer files was in our NDeX Florida operations as discussed in the three month section above. We believe these file volume decreases and mix changes are attributed to continued marketplace and regulatory dynamics that began in 2010 that have caused many large loan servicers to temporarily slow down and reduce the referral of defaulted files for foreclosure processing while they review their processes and practices. While it is difficult to predict when the number of foreclosure files received for processing will increase, we do not expect a significant increase in the remainder of 2011, but do expect higher levels in 2012.

The Barrett law firm, Albertelli law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 70% of our mortgage default processing services segment and 49% of our Professional Services Division revenues during the six months ended June 30, 2011. In the six months ended June 30, 2010, The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 71% of our mortgage default processing services segment and 52% of our Professional Services Division revenues.
The slight decrease in litigation support services revenues resulted primarily from a decrease in DiscoverReady’s revenues. We continue our efforts to diversify our DiscoverReady customer base. For the six months ended June 30, 2011, DiscoverReady’s top two customers (one of which was not a top two customer in the first six months of 2010) accounted for 50% of litigation support services revenues, while in the same period in 2010, its top two customers accounted for 64% of such revenues. In addition, revenue from DiscoverReady’s customers excluding its historical top two customers more than doubled in the first six months of 2011 as compared to the same period in 2010.
Operating Expenses—Mortgage Default Processing Services

	Six Months Ended June 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$62.1	$62.5	$(0.4)	(0.6)%
Direct operating expenses	34.3	33.8	0.5	1.3%
Selling, general and administrative expenses	20.9	19.8	1.1	5.7%
Depreciation expense	1.9	3.9	(1.9)	(50.2)%
Amortization expense	5.0	5.0	—	—%
Total operating expenses decreased slightly due to a decrease in depreciation expense as a result of software associated with the Barrett-NDeX acquisition, a large portion of which fully depreciated in 2010. Direct expenses increased in spite of decreased file volumes. Even with the lower file volumes, processing costs in some of our locations have increased as a result of increased demands, additional tasks, time spent attending to servicer audits, and process changes required by the customers of our law firm customers, requiring additional processing work for our employees. In addition, selling, general and administrative expenses have increased largely as a result of new client requirements placed on us, primarily in terms of increased requirements as it relates to information security and technology. Also, increased personnel costs due to growing volumes in Florida, along with added headcount as we program our case management system to accommodate Florida, California and Texas files, have contributed to the increase in selling, general and administrative expenses. However, in light of reduced volumes, we have taken steps to reduce our costs at NDeX and plan to continue to adjust staffing in a way that does not impair our ability deliver high-quality service to our law firm customers and their servicer clients.
Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 88.1% for the six months ended June 30, 2011, from 76.1% for the six months ended June 30, 2010. This increase was primarily a result of a reduction in revenues.
Operating Expenses—Litigation Support Services

	Six Months Ended June 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$23.8	$22.4	$1.4	6.3%
Direct operating expenses	12.2	12.2	(0.1)	(0.6)%
Selling, general and administrative expenses	9.6	8.4	1.2	14.5%
Depreciation expense	0.5	0.3	0.2	80.0%
Amortization expense	1.4	1.4	—	2.0%
Direct expenses are relatively flat year-over-year. Selling, general and administrative expenses have increased primarily as a result of an increase in personnel and facility costs as we continue to invest in and grow our DiscoverReady business, offset somewhat by a decrease in marketing and promotion costs due to re-branding efforts that occurred in the first six months of 2010 and did not occur in the current year, as well as more strategic management of investments made in trade shows thus far in 2011 compared to the same period in 2010.

Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 79.7% for the six months ended June 30, 2011, from 73.7% for the six months ended June 30, 2010, which resulted from the increased costs at DiscoverReady as discussed above.
Business Information Division Results
Revenues

	Six Months Ended June 30,
	2011	2010	Change
	(in millions)
Total Business Information Division Revenues	$41.6	$43.7	$(2.1)	(4.8)%
Display and classified advertising revenues	12.7	12.6	0.2	1.4%
Public notice revenues	17.2	23.9	(6.7)	(28.1)%
Subscription-based and other revenues	11.7	7.3	4.4	61.2%
In the first six months of 2011, we experienced softness in public notice revenues as lenders continued to place increased scrutiny on their foreclosure practices, delaying foreclosure-related public notice placements in our publications. While it is difficult to predict when the number of foreclosure-related public notice placements in our publications will increase, we do not expect a significant increase in the remainder of 2011, but do expect higher levels in 2012. Increased revenues from our 2010 acquisitions, which are included in subscription-based and other revenues, helped somewhat offset the public notice revenue declines.
Operating Expenses

	Six Months Ended June 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$39.8	$35.3	$4.5	12.8%
Direct operating expenses	16.7	14.5	2.2	14.9%
Selling, general and administrative expenses	19.7	18.3	1.5	8.1%
Depreciation expense	1.0	1.0	—	(0.9)%
Amortization expense	2.4	1.5	0.9	57.4%
Operating expenses increased primarily as a result of increased costs associated with operating the businesses we acquired in 2010. Total operating expenses from the pre-existing businesses were down $1.3 million year-over-year, largely as a result of cost savings initiatives and other expense reductions put in place as a result of lower revenues, along with decreased production costs resulting from fewer public notice placements in our publications. Because of the softness in the public notice revenues, we continue to make adjustments to operating expenses and evaluate a number of additional cost savings initiatives.
Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 95.7% for the six months ended June 30, 2011, from 80.8% for the six months ended June 30, 2010, due to increases in expenses related to acquisitions and the reduced foreclosure activity reflected in the decrease of our public notice revenues.
Off Balance Sheet Arrangements
We have not entered into any off balance sheet arrangements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital and long-term debt, less current portion as of June 30, 2011, and December 31, 2010, as well as cash flows for the six months ended June 30, 2011, and 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Cash and cash equivalents	$3,305	$4,862
Working Capital	5,559	2,156
Long-term debt, less current portion	125,052	131,568

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$13,816	$31,370
Net cash used in investing activities:
Acquisitions and investments	(5,071)	(115)
Capital expenditures	(3,911)	(3,326)
Net cash used in financing activities	(6,785)	(23,881)
Cash Flows Provided by Operating Activities
The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
Net cash provided by operating activities for the six months ended June 30, 2011, decreased $17.6 million, or 56.0%, to $13.8 million from $31.4 million for the six months ended June 30, 2010. This decrease was largely attributable to the decrease in net income when compared to the first six months in 2010, as well as a decrease in distributions received from DLNP as discussed below. At the same time, our total receivables increased as a result of slower collections in some of our NDeX operating units as discussed below.
Working capital increased from $2.2 million to $5.6 million primarily as a result of a decrease in pass-through liabilities on our balance sheet.
Our allowance for doubtful accounts, allowance for doubtful accounts as a percentage of gross receivables, and days sales outstanding (DSO), as of June 30, 2011, December 31, 2010, and June 30, 2010, is set forth in the table below:

	June 30,	December 31,	June 30,
	2011	2010	2010
Allowance for doubtful accounts (in thousands)	$1,282	$1,578	$1,282
Allowance for doubtful accounts as a percentage of gross accounts receivable	1.9%	2.6%	2.0%
Days sales outstanding	91.3	73.5	76.4
Our allowance for doubtful accounts as a percentage of gross accounts receivable was relatively flat for each period shown.
We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue for the quarter by the total number of days in the quarter. Our DSO increased as a result of carrying larger receivable balances in some of our NDeX operating units as a result of an increase in the length of time it takes to process foreclosures, most notably in Florida as this is a judicial state with longer foreclosure processing cycles. Please refer to Recent Developments — Regulatory Environment above for an explanation of some of the current factors that are contributing to the increase in time it is taking to process foreclosures. In addition, our DSO increased from December 31, 2010, somewhat as a result of early payments we received from two of NDeX’s law firm customers at the end of 2010, resulting in a lower year-end balance and thus a reduced DSO. Similar prepayments were not made at the end of June 30, 2011, or 2010.
At June 30, 2011, we had a significant concentration of credit risk relating to amounts due from NDeX’s eight law firm customers. Of our total consolidated net receivable balance, $38.7 million, or 58.2%, is related to amounts due from these customers, and includes both billed and unbilled amounts. Billed amounts represent $31.1 million, or 46.8%, of our total consolidated net receivable balance. We do not carry an allowance for doubtful accounts as it relates to these law firm customers as we have not experienced any write-offs with these customers in the past, and do not anticipate any such write-offs in the future. Additionally, we have deferred revenue related to these customers, for amounts billed but not yet earned, in the amount of $13.7 million, which represents 35.4% of the total balances due.
We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $2.1 million and $3.5 million in the six months ended June 30, 2011, and 2010, respectively. This decrease in distributions received was due to decreased earnings generated by DLNP as a result of a reduction in public notice placements in their newspapers as discussed above. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows Used in Investing Activities
Net cash used in investing activities increased $5.1 million to $8.6 million during the six months ended June 30, 2011, from $3.4 million during the six months ended June 30, 2010. This increase was primarily a result of cash paid in connection with the buy-out of approximately one-third of the outstanding membership units in DiscoverReady held by DR Holdco. Our capital spending was $0.6 million higher in the first six months of 2011 as compared to 2010. About 65% of our capital spending during the six months ended June 30, 2011, was attributable to specific technology projects, including internally developed software projects and a server infrastructure improvement project. We expect the costs for capital expenditures to range between 2.5% and 3.5% of our total revenues, on an aggregated basis, for the year ending December 31, 2011.
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
Net cash used in financing activities decreased $17.1 million to $6.8 million during the six months ended June 30, 2011, from $23.9 million during the six months ended June 30, 2010. In accordance with the terms of unsecured notes payable in connection with the increases in our ownership in NDeX, we made payments of $1.2 million during the six months ended June 30, 2011, as compared to $9.6 million during the six months ended June 30, 2010. Total payments on our bank credit facility were $10.4 million lower in the first six months of 2011 as compared to 2010. Long-term debt, less current portion, decreased $6.5 million, or 5.0%, to $125.1 million as of June 30, 2011, from $131.6 million as of December 31, 2010. Additionally, in the first six months of 2011, we used $1.7 million to repurchase shares of our common stock.
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
At June 30, 2011, we had $47.5 million outstanding under our term loan, and $82.7 million outstanding under our revolving line of credit and available capacity of approximately $72.3 million, after taking into account the senior leverage ratio requirements under the credit agreement. On July 25, 2011, we drew down $60.0 million from our revolving credit facility pursuant to the terms of the New Credit Agreement to fund closing payments in connection with the acquisition of ACT. These borrowings will initially bear interest at a weighted average rate of 2.7%. After giving effect to this borrowing, we had an additional $12.4 million available for borrowing under the New Credit Agreement. We expect to use the remaining availability under our credit agreement, if at all, for working capital and other general corporate purposes, including the financing of acquisitions.
At June 30, 2011, the weighted average interest rate on our senior term note was 2.8%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At June 30, 2011, all of the interest on our senior note was based on LIBOR.
Future Needs
We expect that cash flow from operations, supplemented by short and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements, along with the earnout and holdback due to the Albertelli Sellers, and our payment obligations to the Trott Sellers in connection with our purchase of their ownership interest in NDeX and to Feiwell & Hannoy in connection with the exercise of its put right. However, our ability to generate sufficient cash flow in the future could be adversely impacted by regulatory, lender and other responses to the mortgage foreclosure crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments—Regulatory Environment” earlier in this quarterly report.

A decision to repurchase shares of our common stock as permitted under our stock repurchase program may impact our cash needs in the future. This program was approved by our board of directors in December 2010, permitting us to repurchase up to 2 million shares of our common stock at any time through December 31, 2013, and in the first half of 2011 we repurchased 137,500 shares under this program for an aggregate of $1.7 million, all of which were purchased in the first quarter. See “Recent Developments — Stock Buy-Back Plan” earlier in this quarterly report on Form 10-Q for a discussion of this plan.
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
We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of June 30, 2011, we had a swap arrangement that converts $50 million of our variable rate term loan into a fixed rate obligation. The aggregate notional amount of this $50 million swap agreement will mature on various dates through June 30, 2014. In addition to this swap, we held a swap agreement with a notional amount of $25 million, which matured on March 31, 2011. We enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.
We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of June 30, 2011, we have designated our interest rate swap agreement that terminates on June 30, 2014, for hedge accounting treatment. Accordingly, we record changes in the fair value of this swap agreement in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended. Conversely, we treated the fair value of the swap agreement that terminated on March 31, 2011, and did not qualify for hedge accounting treatment, as a component of interest income (expense) in our statement of operations for the period then ended.
During the first quarter of 2011, we recognized interest income of $0.3 million related to the fair value of the interest rate swap agreement that did not qualify for hedge accounting and terminated on March 31, 2011. We did not hold any interest rates swap agreements that did not qualify for hedge accounting during the three months ended June 30, 2011. At both June 30, 2011, and 2010, we have $1.3 million (net of tax) included in other comprehensive loss related to the fair value of the interest rate swap agreement that terminates on June 30, 2014, and qualifies for hedge accounting. At June 30, 2011, and 2010, the estimated fair value of our fixed interest rate swaps was a liability of $2.2 million and $2.8 million, respectively.
If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.
Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.2 million (pre-tax) and $0.3 million (pre-tax) for the three and six months ended June 30, 2011, respectively.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In December 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase up to 2 million shares of our common stock at market prices at the discretion of management at any time through December 31, 2013. At June 30, 2011, 1,862,500 shares remained available under the program. No repurchases were made during the second quarter of 2011.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Reserved

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No	Title	Method of Filing

2
Asset Purchase Agreement, dated July 25, 2011, among The Dolan Company, DiscoverReady LLC, ACT Litigation Services, Inc. and the Persons listed on Annex A (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request)
Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed with the SEC on July 25, 2011.

10	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of DiscoverReady LLC, dated as of May 11, 2011.	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on May 16, 2011.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Furnished herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith.

101	Interactive Data File	Filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOLAN COMPANY

Dated: August 2, 2011

By:	/s/ James P. Dolan James P. Dolan
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 2, 2011

By:	/s/ Vicki J. Duncomb Vicki J. Duncomb
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No	Title	Method of Filing
31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Furnished herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith.

101	Interactive Data File	Filed herewith.