Form 10-Q
period 2011-09-30
Dolan Co.
filed 2011-11-02
CIK 1396838

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 31, 2011, there were 30,577,191 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The Dolan Company
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,115	$4,862
Accounts receivable, current, including unbilled services (net of allowances for doubtful accounts of $1,190 and $1,578 as of September 30, 2011, and December 31, 2010, respectively)	80,788	59,801
Unbilled pass-through costs	5,197	7,140
Prepaid expenses and other current assets	4,943	4,186
Income tax receivable	—	4,183

Total current assets	93,043	80,172
Accounts receivable, long-term	2,729	—
Investments	11,881	13,808
Property and equipment, net	19,948	17,333
Finite-life intangible assets, net	220,463	195,959
Indefinite-lived intangible assets	287,696	225,373
Other assets	2,702	3,143

Total assets	$638,462	$535,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$7,834	$7,578
Accounts payable	20,027	15,589
Accrued pass-through liabilities	9,557	18,271
Accrued compensation	7,640	5,409
Accrued liabilities	5,780	5,537
Due to sellers of acquired businesses	29,450	3,943
Deferred revenue	20,882	21,689

Total current liabilities	101,170	78,016
Long-term debt, less current portion	179,890	131,568
Deferred income taxes	10,866	7,794
Other liabilities	6,159	5,939
Due to sellers of acquired businesses	32,383	7,033

Total liabilities	330,468	230,350

Redeemable noncontrolling interest	14,232	26,580

Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,578,999 and 30,511,408 shares as of September 30, 2011, and December 31, 2010, respectively	30	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Other comprehensive loss (net of tax)	(1,427)	(1,298)
Additional paid-in capital	292,045	286,148
Retained earnings (accumulated deficit)	3,114	(6,022)

Total stockholders’ equity	293,762	278,858

Total liabilities and stockholders’ equity	$638,462	$535,788

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Professional Services	$55,402	$56,337	$155,775	$168,817
Business Information	19,892	22,122	61,507	65,829

Total revenues	75,294	78,459	217,282	234,646

Operating expenses
Direct operating: Professional Services	25,416	22,790	71,854	68,841
Direct operating: Business Information	7,832	7,229	24,543	21,769
Selling, general and administrative	27,671	26,758	82,273	77,585
Amortization	4,939	3,981	13,822	11,947
Depreciation	2,104	2,413	5,841	7,872

Total operating expenses	67,962	63,171	198,333	188,014
Equity in earnings of affiliates	383	1,142	1,572	3,654

Operating income	7,715	16,430	20,521	50,286

Non-operating income (expense)
Interest expense, net of interest income	(1,744)	(1,589)	(4,717)	(4,939)
Non-cash interest income related to interest rate swaps	—	228	286	893
Other (expense) income	(107)	197	287	197

Total non-operating expense	(1,851)	(1,164)	(4,144)	(3,849)

Income before income taxes	5,864	15,266	16,377	46,437
Income tax expense	(2,558)	(5,545)	(6,637)	(17,208)

Net income	3,306	9,721	9,740	29,229
Less: Net income attributable to redeemable noncontrolling interests	(217)	(681)	(604)	(2,400)

Net income attributable to The Dolan Company	$3,089	$9,040	$9,136	$26,829

Earnings per share — basic and diluted:
Net income attributable to The Dolan Company	$0.10	$0.30	$0.30	$0.89
Decrease (increase) in redeemable noncontrolling interest in NDeX	0.09	(0.01)	0.17	0.03

Net income attributable to The Dolan Company common stockholders	$0.19	$0.29	$0.47	$0.92

Weighted average shares outstanding:
Basic	30,141,832	30,174,798	30,125,979	30,139,681
Diluted	30,208,472	30,316,660	30,218,680	30,296,544
See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in thousands, except share data)

				Retained
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total
Balance at December 31, 2009	30,326,437	$30	$287,210	$(38,377)	$—	$248,863

Net income attributable to The Dolan Company	—	—	—	32,355	—	32,355
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	—	217	—	—	217

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	32,572
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(1,298)	(1,298)

Total comprehensive income						31,274
Issuance of common stock pursuant to the exercise of stock options	13,848	—	26	—	—	26
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	171,123	—	3,242	—	—	3,242
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	(4,560)	—	—	(4,560)
Other	—	—	13	—	—	13

Balance at December 31, 2010	30,511,408	$30	$286,148	$(6,022)	$(1,298)	$278,858

Net income attributable to The Dolan Company	—	—	—	9,136	—	9,136
Decrease in redeemable noncontrolling interest in NDeX , net of tax	—	—	5,206	—	—	5,206

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	14,342
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(129)	(129)

Total comprehensive income						14,213
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	205,091	—	3,041	—	—	3,041
Repurchase of common stock	(137,500)	—	(1,691)	—	—	(1,691)
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	(659)	—	—	(659)

Balance at September 30, 2011	30,578,999	$30	$292,045	$3,114	$(1,427)	$293,762

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net income	$9,740	$29,229
Distributions received from The Detroit Legal News Publishing, LLC	3,500	4,900
Distributions paid to holders of noncontrolling interests	(566)	(1,374)
Gain on sale of investment	(394)	(197)
Non-cash operating activities:
Amortization	13,822	11,947
Depreciation	5,841	7,872
Equity in earnings of affiliates	(1,572)	(3,654)
Stock-based compensation expense	3,041	2,330
Deferred income taxes	286	(463)
Change in value of interest rate swap	(286)	(893)
Amortization of debt issuance costs	280	244
Non-cash fair value adjustment on earnouts recorded in connection with acquisitions	610	882
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable and unbilled pass-through costs	(9,494)	(6,958)
Prepaid expenses and other current assets	3,995	(1,271)
Other assets	97	360
Accounts payable and accrued liabilities	(4,751)	(816)
Deferred revenue and other liabilities	(660)	1,884

Net cash provided by operating activities	23,489	44,022

Cash flows from investing activities
Acquisitions and investments	(67,065)	(2,587)
Capital expenditures	(6,168)	(6,011)
Escrow payment received on sale of investment	394	197
Other	77	—

Net cash used in investing activities	(72,762)	(8,401)

Cash flows from financing activities
Net borrowings (payments) on senior revolving note	54,000	(8,000)
Payments on senior long-term debt	(3,750)	(9,775)
Payments on unsecured notes payable	(1,802)	(10,986)
Payments for repurchase of common stock	(1,691)	—
Proceeds from stock option exercises	—	20
Other	(231)	(202)

Net cash provided by (used in) financing activities	46,526	(28,943)

Net change in cash and cash equivalents	(2,747)	6,678
Cash and cash equivalents at beginning of the period	4,862	2,894

Cash and cash equivalents at end of the period	$2,115	$9,572

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
New Accounting Pronouncements: In June 2011, the Federal Accounting Standards Board (“FASB”) amended its accounting guidance to increase the prominence of items reported in other comprehensive income (“OCI”). The guidance requires the presentation of the components of net income, the components of OCI and total OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for the Company beginning with its March 31, 2012, financial statements. The Company plans to elect presentation of a single continuous statement.
Note 2. Basic and Diluted Income Per Share
Basic per share amounts are computed, generally, by dividing net income attributable to The Dolan Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At September 30, 2011, and December 31, 2010, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 13 for information on stock options and restricted stock) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net income attributable to The Dolan Company per share (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income attributable to The Dolan Company	$3,089	$9,040	$9,136	$26,829
Decrease (increase) in redeemable noncontrolling interest in NDeX, net of tax	2,683	(251)	5,206	843

Net income attributable to The Dolan Company common stockholders	$5,772	$8,789	$14,342	$27,672

Basic:
Weighted average common shares outstanding	30,578	30,504	30,515	30,419
Weighted average common shares of unvested restricted stock	(436)	(329)	(389)	(279)

Shares used in the computation of basic net income per share	30,142	30,175	30,126	30,140

Net income attributable to The Dolan Company common stockholders per share — basic	$0.19	$0.29	$0.47	$0.92

Diluted:
Shares used in the computation of basic net income per share	30,142	30,175	30,126	30,140
Stock options and restricted stock	66	142	93	157

Shares used in the computation of dilutive net income per share	30,208	30,317	30,219	30,297

Net income attributable to The Dolan Company common stockholders per share — diluted	$0.19	$0.29	$0.46	$0.92

For the three and nine months ended September 30, 2011, options to purchase approximately 2.3 million and 1.8 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2010, options to purchase approximately 1.9 million and 1.7 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.
Note 3. Business Combinations
Management is responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets acquired and liabilities assumed represent management’s estimate of fair values. Management determines valuations through a combination of methods, which include discounted cash flow models, outside valuations and appraisals and market conditions. The results of the business combinations are included in the accompanying consolidated statement of operations from the respective transaction dates forward.
2011 Acquitions/Equity Transaction:
Acquisition of ACT Litigation Services, Inc.: On July 25, 2011, the Company, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT Litigation Services, Inc. (“ACT”) for (i) an upfront payment of approximately $60.0 million in cash that was paid in full at closing, plus (ii) up to $5.0 million in potential additional purchase price that will be held back by the Company for a period of 20 months (subject to partial early release) to secure certain obligations of ACT and its shareholders, plus (iii) an earnout payment based primarily upon the extent to which an agreed-upon multiple of ACT’s pro forma EBITDA for the year ended December 31, 2011, exceeds the base purchase price of $65.0 million, plus (iv) two additional earnout payments of up to a maximum of $15.0 million in the aggregate that are contingent upon reaching certain revenue milestones for the years ended December 31, 2012, and 2013. All of the earnout payments are subject to certain set-off rights of the Company under the purchase agreement. The Company paid approximately $0.6 million in deal costs associated with this transaction.

In connection with this acquisition, the Company estimated the earnouts payable and recorded the estimated fair value for such earnouts, or $41.9 million in the aggregate, on its balance sheet. The Company has determined that this liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. See Note 5 for information pertaining to changes in the fair value of this liability during the nine months ended September 30, 2011.
ACT specializes in providing technology and process solutions to clients with electronic discovery needs, and also provides hosting and review services. The Company completed this acquisition because it is a strategic fit with DiscoverReady. ACT generated revenues of $19.9 million for the year ended December 31, 2010, and on a trailing 12 month basis for the 12 months ended June 30, 2011, generated $30.5 million in revenues.
Management estimated the fair value of the assets acquired and liabilities assumed and was assisted by a business valuation done by an independent third-party valuation firm. The fair value of acquired intangible assets and consideration transferred is not yet finalized as management is completing the fair value estimation due to the timing of the acquisition. The total provisional fair value of $106.5 million was estimated using a discounted cash flow analysis (income approach). Fair values of acquired assets and liabilities include: $2.3 million to fixed assets; $1.1 million to trade names; $38.3 million to customer lists; and $60.8 million to goodwill. The actual working capital acquired was $9.7 million, and consisted primarily of $12.1 million of accounts receivable and $3.0 million of accounts payable and accrued liabilities. The excess working capital of $5.7 million over the target of $4.0 million is being paid to the sellers in regular installments through November 30, 2011.
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
At the time of the acquisition, the Company determined that the earnouts of $4.0 million, in the aggregate, were likely to be achieved through the end of 2012, and therefore included the present value of these payments in its determination of consideration transferred. The Company has determined that this liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. See Note 5 for information pertaining to changes in the fair value of this liability during the nine months ended September 30, 2011.
The Company paid a premium over the fair value of the net tangible and identified intangible assets acquired in the acquisition (i.e., goodwill) because the Company anticipates revenue synergies and operational efficiencies through combined general and administrative and corporate functions. Such goodwill is deductible for tax purposes, and has been allocated to the Business Information segment.
Pro Forma Information: Actual results of operations reflecting the equity interests and assets acquired in 2011 and 2010 are included in the unaudited condensed consolidated interim financial statements from the dates of the applicable business combination, including revenues from ACT in the amount of $8.7 million for the three and nine months ended September 30, 2011. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the Company’s 2011 acquisitions of ACT and noncontrolling interest in DiscoverReady and its 2010 acquisitions of noncontrolling interest in NDeX, as well as its acquisitions of DataStream and Federal News Service, using the purchase method as if they occurred on January 1, 2010. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the business combinations occurred as of the beginning of each such year (in thousands, except per share data):

	Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total revenues	$79,228	$86,245	$239,486	$253,388
Net income attributable to The Dolan Company	2,765	8,922	10,620	26,107
Net income attributable to The Dolan Company per share:
Basic	$0.09	$0.30	$0.35	$0.87

Diluted	$0.09	$0.29	$0.35	$0.86

Actual/Pro forma weighted average shares outstanding:
Basic	30,142	30,175	30,126	30,140

Diluted	30,208	30,317	30,219	30,297

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
As of September 30, 2011, and December 31, 2010, the Company had $1.4 million and 1.3 million, respectively, in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedge for both periods. Unrealized gains and losses are reflected in net income attributable to The Dolan Company when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.
This cash flow hedge was highly effective for the nine months ended September 30, 2011, and is expected to remain highly effective in future periods. The occurrence of these related cash flows and hedged transaction remains probable.
The Company had liabilities of $2.3 million and $2.4 million resulting from interest rate swaps at September 30, 2011, and December 31, 2010, respectively, which are included in accrued liabilities or other liabilities on the balance sheet, depending on the time of the expiration of the swap agreement. Total floating-rate borrowings not offset by the swap agreements at September 30, 2011, totaled $134.3 million.
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
The fair value of interest rate swaps are determined by the counterparty based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The fair value of the earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers, the earnout liability recorded in connection with the DataStream acquisition and the earnout liability recorded in connection with the ACT acquisition are determined by management based on projected financial performance and an estimated discount rate. The fair value of the redeemable noncontrolling interest in DiscoverReady is determined by management using a market approach.

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,316	$—	$2,316
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	5,461	5,461
Earnout liability recorded in connection with the DataStream acquisition	—	—	3,293	3,293
Earnout liability recorded in connection with the ACT acquisition	—	—	42,144	42,144
Redeemable noncontrolling interest in DiscoverReady	—	—	10,257	10,257

Total	$—	$2,316	$61,155	$63,471

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,400	$—	$2,400
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	5,069	5,069
Earnout liability recorded in connection with the DataStream acquisition	—	—	3,171	3,171
Redeemable noncontrolling interest in DiscoverReady	—	—	13,652	13,652

Total	$—	$2,400	$21,892	$24,292

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2011 (in thousands):

	Earnout liability
	recorded in
	connection with	Earnout liability	Earnout liability
	the NDeX Florida	recorded in	recorded in	Redeemable
	operations	connection with	connection with	noncontrolling
	acquired from the	the DataStream	the ACT	interest in
	Albertelli sellers	acquisition	acquisition	DiscoverReady	Total
Balance at June 30, 2011	$5,447	$3,152	$—	$9,014	$17,613
Provisional Acquisition Fair Value	—	—	41,935	—	41,935
Fair Value Adjustment Included in Net Income Attributable to The Dolan Company	14	141	209	—	364
Minority Partners’ Share of Earnings	—	—	—	395	395
Distributions to Minority Partners / Redemptions	—	—	—	(91)	(91)
Fair Value Adjustment Included in Additional Paid-in Capital and Deferred Taxes	—	—	—	949	949

Balance at September 30, 2011	$5,461	$3,293	$42,144	$10,267	$61,165

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (in thousands):

	Earnout liability
	recorded in
	connection with	Earnout liability	Earnout liability
	the NDeX Florida	recorded in	recorded in	Redeemable
	operations	connection with	connection with	noncontrolling
	acquired from the	the DataStream	the ACT	interest in
	Albertelli sellers	acquisition	acquisition	DiscoverReady	Total
Balance at December 31, 2010	$5,069	$3,171	$—	$13,652	$21,892
Provisional Acquisition Fair Value	—	—	41,935	—	41,935
Fair Value Adjustment Included in Net Income Attributable to The Dolan Company	392	122	209	—	723
Minority Partners’ Share of Earnings	—	—	—	841	841
Distributions to Minority Partners / Redemptions	—	—	—	(5,299)	(5,299)
Fair Value Adjustment Included in Additional Paid-in Capital and Deferred Taxes	—	—	—	1,073	1,073

Balance at September 30, 2011	$5,461	$3,293	$42,144	$10,267	$61,165

In May 2011, the Company repurchased approximately one-third of the outstanding membership units in DiscoveryReady from DR Holdco (see Note 3 for more information on this transaction). The Company paid approximately $5.0 million for the membership units in DiscoverReady, which is included in Distributions to Minority Partners/Redemptions in the tables above, along with $0.3 million in distributions to minority partners.
Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). No such fair value adjustments were required during the quarter.
Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of its variable-rate debt issues that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. The Company noted no significant changes in interest rates between December 31, 2010, and September 30, 2011, and as such, the carrying value of variable-rate debt under the Company’s senior credit facility of $184.3 million approximates its estimated fair value.

Note 6. Investments
Investments consisted of the following at September 30, 2011, and December 31, 2010 (in thousands):

	Accounting	Percent	September 30,	December 31,
	Method	Ownership	2011	2010
The Detroit Legal News Publishing, LLC	Equity	35.0%	$11,282	$13,154

Other	Equity	19.5%	599	654

Total			$11,881	$13,808

For the three and nine months ended September 30, 2011, and 2010 , the equity (loss) in earnings of affiliates is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
The Detroit Legal News Publishing, LLC	$411	$1,154	$1,627	$3,666
Other	(28)	(12)	(55)	(12)

Total	$383	$1,142	$1,572	$3,654

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
The following tables summarize certain key information relating to the Company’s investment in DLNP as of September 30, 2011, and December 31, 2010, and for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	As of September 30,	As of December 31,
	2011	2010
Carrying value of investment	$11,282	$13,154
Underlying finite-lived customer list, net of amortization	6,283	7,143

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Equity in earnings of DLNP, net of amortization of customer list	$411	$1,154	$1,627	$3,666
Distributions received	1,400	1,400	3,500	4,900
Amortization expense	377	377	1,131	1,131

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
The following table represents the balances of indefinite-lived intangible assets by segment as of September 30, 2011, and December 31, 2010 (in thousands):

	September 30,	December 31,
Goodwill	2011	2010
Mortgage Default Processing Services	$131,709	$131,709
Litigation Support Services	84,929	23,651
Business Information	62,844	61,833

Total goodwill	279,482	217,193
Tradenames
Mortgage Default Processing Services	6,537	6,537
Business Information	1,677	1,643

Total tradenames	8,214	8,180

Total indefinite-lived intangible assets	$287,696	$225,373

The change in goodwill in the Litigation Support Services segment resulted from the Company’s acquisition of ACT in the third quarter of 2011, which valuation is preliminary as management’s estimate of fair value is not yet complete. The change in goodwill and tradenames in the Business Information segment resulted from the Company’s finalization in the first quarter of 2011 of its estimate of fair value of the December 2010 Datastream acquisition. The December 31, 2010, balance sheet was not retroactively adjusted as the change was not significant.
Finite-Life Intangible Assets: Total amortization expense for finite-lived intangible assets for the three months ended September 30, 2011, and 2010, was approximately $4.9 million and $4.0 million, respectively, and for the nine months ended September 30, 2011, and 2010, was approximately $13.8 million and $11.9 million, respectively.
Note 8. Long-Term Debt, Capital Lease Obligation
A summary of long-term debt is as follows (in thousands):

	September 30,	December 31,
	2011	2010
Senior secured debt (see below):
Senior variable-rate term note	$46,250	$50,000
Senior variable-rate revolving note	138,000	84,000

Total senior secured debt	184,250	134,000
Unsecured notes payable	3,084	4,886
Capital lease obligations	390	260

	187,724	139,146
Less current portion	7,834	7,578

Long-term debt, less current portion	$179,890	$131,568

Senior Secured Debt: As of September 30, 2011, the Company and its consolidated subsidiaries have a credit agreement with a syndicate of banks for a $205.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $155.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015. In the third quarter of 2011, the company borrowed $60.0 million to fund, in part, the acquisition of ACT.

At September 30, 2011, the Company had net unused available capacity of approximately $17.0 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility. The Company expects to use the remaining availability under this credit facility, if needed, for working capital, potential acquisitions, stock buy-backs and other general corporate purposes.
Note 9. Common Stock
In December 2010, the Company’s board of directors approved a stock buy-back plan. This plan allows the Company to repurchase up to 2 million shares of issued and outstanding common stock at prevailing market prices or negotiated prices at any time through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. During the nine months ended September 30, 2011, the Company repurchased 137,500 shares under this plan at an average price of $12.27 per share, for a total of $1.7 million, all of which were repurchased in the first quarter.
Note 10. Income Taxes
The provision for income taxes for the nine months ended September 30, 2011, and 2010, was $6.6 million and $17.2 million, respectively, or 40.3% and 37.1% of income before income taxes. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.
Note 11. Major Customers, Related Parties and Concentration of Credit Risk
NDeX has eight law firm customers and, of those customers, Trott & Trott and the Barrett law firms (both related parties) both comprised greater than 10% the Company’s total revenues for the three and nine months ended September 30, 2011, and together comprised approximately 29% and 33%, respectively, of such revenues.
Amounts due from NDeX’s eight law firm customers totaled $43.0 million, or 51.4%, of the Company’s consolidated net accounts receivable balance at September 30, 2011. This includes both billed and unbilled amounts. One of those customers comprised 19.4% of the total consolidated net accounts receivable balance.
NDeX has entered into long-term services agreements with its law firm customers, including Trott & Trott and the Barrett law firm, that provide for the exclusive referral of mortgage default and other files for processing, and provide for the possibility of annual increases in the fixed fee per file that NDeX charges its law firm customers.
Note 12. Reportable Segments
The Company has two operating divisions: Professional Services and Business Information. Its Professional Services Division, which provides professional services supporting primarily attorneys and/or their clients, comprises two reporting segments: Mortgage Default Processing Services and Litigation Support Services. The Mortgage Default Processing Services segment generates revenue from NDeX, which provides mortgage default processing and related services to its customers. The Litigation Support Services segment generates revenue by providing discovery management and document review services through DiscoverReady (including newly acquired ACT) and appellate services through Counsel Press, LLC. Both of these operating segments generate revenues through fee-based arrangements. The Business Information segment provides products, data and certain services through subscription-based products and a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information segment generates revenues primarily from display and classified advertising (including events), public notices, and subscriptions and other. The Company determined its reportable segments based on the types of products sold and services performed.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2011, and 2010 (in thousands):

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total

Three Months Ended September 30, 2011
Revenues	$31,158	$24,244	$19,892	$—	$75,294
Direct operating expenses	16,030	9,386	7,832	—	33,248
Selling, general and administrative expenses	9,795	7,405	8,968	1,503	27,671
Amortization and depreciation	3,339	2,001	1,533	170	7,043
Equity in earnings of affiliates	—	—	383	—	383

Operating income (loss)	$1,994	$5,452	$1,942	$(1,673)	$7,715

Three Months Ended September 30, 2010
Revenues	$41,201	$15,136	$22,122	$—	$78,459
Direct operating expenses	17,383	5,407	7,229	—	30,019
Selling, general and administrative expenses	10,117	5,124	8,943	2,574	26,758
Amortization and depreciation	4,139	864	1,222	169	6,394
Equity in earnings of affiliates	—	—	1,142	—	1,142

Operating income (loss)	$9,562	$3,741	$5,870	$(2,743)	$16,430

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total
Nine Months Ended September 30, 2011
Revenues	$101,702	$54,073	$61,507	$—	$217,282
Direct operating expenses	50,290	21,564	24,543	—	96,397
Selling, general and administrative expenses	30,719	17,047	28,705	5,802	82,273
Amortization and depreciation	10,283	3,943	4,927	510	19,663
Equity in earnings of affiliates	—	—	1,572	—	1,572

Operating income (loss)	$10,410	$11,519	$4,904	$(6,312)	$20,521

Nine Months Ended September 30, 2010
Revenues	$123,342	$45,475	$65,829	$—	$234,646
Direct operating expenses	51,188	17,653	21,769	—	90,610
Selling, general and administrative expenses	29,920	13,543	27,197	6,925	77,585
Amortization and depreciation	13,016	2,549	3,739	515	19,819
Equity in earnings of affiliates	—	—	3,654	—	3,654

Operating income (loss)	$29,218	$11,730	$16,778	$(7,440)	$50,286

Note 13. Share-Based Compensation
Total share-based compensation expense for both the three months ended September 30, 2011, and 2010, was approximately $1.0 million before income taxes. Total share-based compensation expense for the nine months ended September 30, 2011, and 2010, was approximately $3.0 million and $2.3 million, respectively, before income taxes.
The Company has reserved 4.8 million shares of its common stock for issuance under its incentive compensation plan of which there were 1.7 million shares available for issuance as of September 30, 2011.
Stock Options: Share-based compensation expense related to stock options for both the three months ended September 30, 2011, and 2010, was approximately $0.6 million and for the nine months ended September 30, 2011, and 2010, was approximately $1.7 million and $1.5 million, respectively.
The following assumptions were used to estimate the fair value of stock options granted in 2011:

Dividend yield	0.0%
Expected volatility	47-50%
Risk free interest rate	1.25 - 2.1%
Expected term of options	4.25 - 5.5 years
Grant date fair value	$3.73 - 5.15
The following table represents stock option activity for the nine months ended September 30, 2011:

				Weighted
		Weighted	Weighted	Average
		Average Grant	Average	Remaining
	Number	Date Fair	Exercise	Contractual
	of Shares	Value	Price	Life (in years)
Outstanding options at December 31, 2010	1,945,770	$4.83	$13.50	4.82
Granted	457,987	4.60	10.46	—
Canceled or forfeited	(57,706)	4.98	13.36	—

Outstanding options at September 30, 2011	2,346,051	$4.78	$12.91	4.56

Options exercisable at September 30, 2011	1,319,550	$4.69	$13.72	3.60

At September 30, 2011, the aggregate intrinsic value of both options outstanding and options exercisable was approximately $0.6 million. At September 30, 2011, there was approximately $3.9 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.8 years.
Restricted Stock Grants: Share-based compensation expense related to grants of restricted stock for both the three months ended September 30, 2011, and 2010, was approximately $0.4 million, and for the nine months ended September 30, 2011, and 2010, was approximately $1.3 million and $0.8 million, respectively.
The following table represents a summary of nonvested restricted stock activity for the nine months ended September 30, 2011:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested, December 31, 2010	324,906	$12.62
Granted	214,849	10.46
Vested	(121,235)	12.83
Canceled or forfeited	(9,758)	$12.84

Nonvested, September 30, 2011	408,762	$11.42

Total unrecognized compensation expense for unvested restricted shares of common stock as of September 30, 2011, was approximately $3.7 million, which is expected to be recognized over a weighted-average period of 3.0 years.

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
Forward-Looking Statements
This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future performance, and assumptions relating to any of the foregoing and can often be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “goal,” “continue,” and similar words or expressions. By their nature, forward-looking statements are based on information currently available to us and are subject to risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include:
•	our businesses operate in highly competitive markets and depend on the economies and demographics of the legal, financial and real estate markets we serve, and changes in those sectors could have an adverse effect on our revenues, cash flows, and profitability;
•	if the number of case files referred to us by our mortgage default processing service law firm customers (or loan servicers and mortgage lenders we serve directly for mortgage default files in California) decreases or fails to increase, or if one or more of our law firm customers fails to pay us for our mortgage default processing services, our operating results and ability to execute our growth strategy could be adversely affected;
•	bills introduced and laws enacted to mitigate foreclosures, voluntary relief programs and voluntary halts or moratoria by servicers or lenders, as well as governmental investigations, enforcement actions, litigation and court orders, may have an adverse impact on our mortgage default processing services and public notice operations;
•	growing our business may place a strain on our management and internal systems, processes and controls, may result in operating inefficiencies, and may negatively impact our operating margins;
•	we intend to continue to pursue acquisition opportunities, which we may not do successfully and which may subject us to considerable business and financial risk or require us to raise additional capital or incur additional indebtedness;
•	we depend on our senior management team and other key leaders of our business segments, and the operation and growth of our business may be negatively impacted if we lose any of their services;
•	revenues of our subsidiary NDeX and our subsidiary DiscoverReady have been very concentrated among a few customers, thus the loss of business from these customers and a failure to attract new customers could adversely affect our operating results; and

•	certain key personnel of our subsidiary NDeX, who are also shareholders and principal attorneys of our law firm customers, may under certain circumstances have interests that differ from or conflict with our interests.

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
Our total revenues decreased $3.2 million, or 4.0%, from $78.5 million for the three months ended September 30, 2010, to $75.3 million for the three months ended September 30, 2011, primarily as a result of a $10.0 million decrease in our mortgage default processing services revenues and a $2.2 million decrease in our Business Information Division revenues, largely offset by a $9.1 million increase in our litigation support services revenues as a result of the ACT Litigation Services, Inc. (“ACT”) acquisition. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of foreclosure files received for processing and change in the mix of types of files, as discussed below. Net income attributable to The Dolan Company decreased to $3.1 million for the third quarter of 2011, from $9.0 million for the same period in 2010.
Recent Developments
Acquisition of ACT Litigation Services, Inc.
On July 25, 2011, we, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT Litigation Services, Inc. (“ACT”) for (i) an upfront payment of approximately $60.0 million in cash that was paid in full at closing, plus (ii) up to $5.0 million in potential additional purchase price that will be held back for a period of 20 months (subject to partial early release) to secure certain obligations of ACT and its shareholders, plus (iii) an earnout payment based primarily upon the extent to which an agreed-upon multiple of ACT’s pro forma EBITDA for the year ended December 31, 2011, exceeds the base purchase price of $65.0 million, plus (iv) two additional earnout payments of up to a maximum of $15.0 million in the aggregate that are contingent upon reaching certain revenue milestones for the years ended December 31, 2012, and 2013. All of the earnout payments are subject to certain set-off rights under the purchase agreement. Management has estimated the fair value of the earnouts to be paid, in the aggregate, to be $41.9 million at acquisition date.

We used funds available under our revolving line of credit to fund the closing payments in connection with this acquisition. The acquired operations of ACT are part of our Litigation Support Services segment within our Professional Services Division.
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
Stock Buy-Back Plan
Our board of directors approved a stock buy-back plan effective as of the closing of our new credit agreement on December 6, 2010. This plan allows us to repurchase up to 2 million shares of issued and outstanding common stock at prevailing market prices or negotiated prices through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. During the first nine months of 2011, we repurchased 137,500 shares under this plan for an aggregate of $1.7 million, all of which were purchased in the first quarter.
Regulatory Environment
In the federal sector, 14 major mortgage servicers signed consent orders with the Board of Governors of The Federal Reserve System and the Office of the Comptroller of the Currency (OCC) in April 2011, agreeing to submit action plans detailing how they will comply with new requirements for servicing defaulted loans. In June, the OCC issued guidance clarifying that, in addition to these 14 major mortgage servicers, all mortgage servicers under OCC supervision must assure compliance with all appropriate foreclosure management standards. The OCC’s deadlines for the servicers to complete revisions in foreclosure processing to the satisfaction of the Federal Reserve and the OCC and to reorganize their related foreclosure operations to follow the amended procedures have now passed, as has the September 30 deadline for all national banks to conduct a self-assessment of foreclosure management practices and to correct any weaknesses identified. The OCC continues to review the plans and information the banks submitted. The OCC has indicated that it may require changes to the plans provided and that it is working with the United States Department of Justice and other federal and state authorities to finalize and synchronize the plans into a consistent set of servicing requirements.
At the state level, the attorneys general of all 50 states have continued to investigate the mortgage servicing industry and to negotiate with mortgage servicers in hopes of achieving changes in the foreclosure process as well as possible payment of financial penalties and an increased level of mortgage loan modifications. While these officials in most states lack direct regulatory authority over mortgage servicers, the attorneys general have indicated a willingness to act in the courts if necessary to enforce their positions. Their discussions with the mortgage servicers have not resulted in agreements although a majority of the attorneys general continue active negotiations with the servicers in hopes of reaching a settlement.
The OCC consent agreements required improvements to certain internal processes and enhanced controls related to third-party vendors that provide services related to residential default or foreclosure, including the law firm customers of NDeX. Given the OCC deadlines for reports and compliance, the attorneys general efforts, and the generally heightened scrutiny that residential mortgage foreclosure servicers have been experiencing for the past year, servicers have continued to react to this heightened scrutiny by reviewing and verifying their policies and procedures, applying more scrutiny to pending foreclosures, and then releasing into foreclosure only those cases that have been carefully reviewed. Many servicers have also reacted to this environment of increased scrutiny by requesting additional information and process verification from law firms and other third-party vendors. These servicer actions have continued to sharply reduce the number of mortgage defaults being referred to begin foreclosure. The OCC, along with the attorneys general, has not reached an agreement with the servicers on how the consent orders will be handled going forward. Until there is an agreement, servicers are reluctant to process foreclosures. Until any new procedures are made uniform and final, such new procedures cannot become automated as part of our proprietary workflow process management systems. We believe that the reduced level of foreclosure referrals is likely to continue until the new procedures are in place, but that a large number of defaulted loans in pre-foreclosure status and pending foreclosures remain to be undertaken and completed.

In July 2011, the Consumer Financial Protection Bureau (“CFPB”) outlined its approach to supervising large depository institutions to ensure compliance with federal consumer protection laws. This supervisory process, which applies to the 111 depository institutions with total assets of more than $10 billion, began on July 21. More recently, the Consumer Financial Protection Bureau issued the Supervision and Examination guidance for all lenders. This guidance covers lending and servicing principals and how the CFPB will examine the lenders and servicers processes going forward. We do not see a direct impact of this process upon our operations except that it further complicates operations of the mortgage servicers, making them more concerned about compliance issues and potentially extending their current slowdown in foreclosure referrals.
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
Revenues
We derive revenues from two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the three and nine months ended September 30, 2011, our total revenues were $75.3 million and $217.3 million, respectively, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:
•	74% and 72%, respectively, from our Professional Services Division (42% and 47%, respectively, from mortgage default processing services and 32% and 25%, respectively, from litigation support services); and

•	26% and 28%, respectively, from our Business Information Division.
Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing, outsourced discovery management and document review, and appellate services through fee-based arrangements. We further break down our Professional Services Division into two reportable segments, mortgage default processing services and litigation support services.

Mortgage Default Processing Services. Through NDeX, we assist eight law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, other mortgage default case files for residential mortgages that are in default. We also provide foreclosure processing services directly to mortgage lenders and loan servicers for properties located in California. In addition, NDeX provides loss mitigation support on mortgage default files to its customers and related real estate title work primarily to the Barrett and Albertelli law firms. We refer to revenues that NDeX derives from these sources collectively as “mortgage default processing service revenues.” Shareholders and/or principal attorneys of our law firm customers, including David A. Trott, chairman and chief executive officer of NDeX, are executive management employees of NDeX.
For the three and nine months ended September 30, 2011, we received for processing approximately 77,200 and 250,300 mortgage default case files, respectively. The mix of types of files received for processing changed as more fully described below in Professional Services Division Results, resulting in a shift from higher revenue files to lower revenue files. Our mortgage default processing service revenues accounted for 42% and 47%, respectively, of our total revenues and 56% and 65%, respectively, of our Professional Services Division revenues during the three and nine months ended September 30, 2011. For the nine months ended September 30, 2011, each of the Barrett Law Firm, Trott & Trott and Albertelli law firm accounted for more than 10% of our mortgage default processing services revenues, and together accounted for more than three-quarters of these revenues. We recognize mortgage default processing service revenues on a proportional basis over the period during which the services are provided, the calculation of which requires management to make estimates. For more information regarding how we recognize revenue, please see “Critical Accounting Policies and Estimates — Revenue Recognition” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011.
NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which we do business, as well as the type of files we process (e.g., foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. Although the services agreements with our law firm customers contemplate the review and possible revision of the fees for the services we provide, price increases have not historically affected our mortgage default processing revenues materially. In some cases, our services agreements adjust the fee paid to us for the files we process on an annual basis pursuant to an agreed-upon consumer price index. In other cases, our services agreements require us to agree with our law firm customer regarding the terms and amount of any fee increase. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 11, 2011, for more information about the conditions under which the fixed fee per file we charge our law firm customers may change.
Deferred revenue includes mortgage default processing services billed in advance that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At September 30, 2011, we had such deferred revenue on our balance sheet in the amount of $13.8 million.
Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the three and nine months ended September 30, 2011, our litigation support services revenues accounted for 32% and 25%, respectively, of our total revenues and 44% and 35%, respectively, of our Professional Services Division revenues. We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court.
DiscoverReady provides its services to major United States and global companies and their counsel and assists them in document reviews and helping them manage the discovery process. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady also provides related technology management services. DiscoverReady bills its customers primarily based upon the number of documents reviewed and the amount of data or other information it processes in connection with those reviews. Accordingly, our discovery management and document review services revenues are largely determined by the volume of data we process, host and review.

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
Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 8% and 9%, respectively, of our total revenues and 32% and 31%, respectively, of our Business Information Division revenues for the three and nine months ended September 30, 2011. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.
We publish more than 300 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other business entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. For the three and nine months ended September 30, 2011, our public notice revenues accounted for 40% and 41%, respectively, of our Business Information Division revenues and 11% and 12%, respectively, of our total revenues for both periods. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which can be affected by the number of residential mortgage foreclosures in the markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In many of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.
We sell our business information products, including our DataStream and Federal News products, primarily through subscriptions. For the three and nine months ended September 30, 2011, our subscription and other revenues, which consist primarily of subscriptions, single-copy sales, transcriptions and access to state and federal legislative information, accounted for 28% of our Business Information Division revenues for both periods and 8% of our total revenues for both periods. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At September 30, 2011, we had such deferred revenue on our balance sheet in the amount of $8.0 million. Subscription and other revenues are driven primarily by the number of copies sold and the subscription rates charged to customers.
Operating Expenses
Our operating expenses consist of the following:
•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for the processing staff at NDeX, DiscoverReady, and Counsel Press and our editorial personnel in our Business Information Division, production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and delivery of our business information products, and file-specific data services and technology fees in connection with our California foreclosure files;

•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing-related expenses and other office-related payments;

•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from two to thirty years; and

•	Amortization expense, which represents the cost of finite-life intangible assets acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from two to thirty years.
Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may continue to shift between fiscal periods.
Equity in Earnings of Affiliates
We own 35.0% of the membership interests in DLNP, the publisher of The Detroit Legal News and 10 other publications. We account for our investment in DLNP using the equity method. For the three months ended September 30, 2011, and 2010, our share of DLNP’s earnings was $0.4 million and $1.2 million, respectively. This is net of amortization of $0.4 million for each period. For the nine months ended September 30, 2011, and 2010, our share of DLNP’s earnings was $1.6 million and $3.7 million, respectively. This is net of amortization of $1.1 million for each period. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest at September 30, 2011, consisted of a 6.2% noncontrolling interest in NDeX held by the sellers of Barrett-NDEx or their transferees (as a group), a 10.0% noncontrolling interest in DiscoverReady held by DR Holdco LLC and a 50% interest in Legislative Services of America (LISA) held by Telran, Inc. During the second quarter of 2011, noncontrolling interest in DiscoverReady decreased from 14.7% to 10.0% as a result of our acquisition of approximately one-third of the membership units held by DR Holdco. See “Recent Developments—Increase in our Ownership in DiscoverReady” above, for information regarding this transaction.
Under the terms of the NDeX operating agreement, each month we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. During the nine months ended September 30, 2011, and 2010, we paid distributions of $0.2 million and $0.5 million, respectively. No such distributions were paid during the three months ended September 30, 2011, and 2010.
There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly distributions to pay tax liabilities to DR Holdco, the minority member of DiscoverReady. During the three and nine months ended September 30, 2011, we made distributions of $0.1 million and $0.3 million, respectively.
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
We are required to record the redeemable noncontrolling interests (NCI) in NDeX and DiscoverReady to their redemption amounts at each reporting period. The NDeX NCI is adjusted to the estimated redemption amount at each reporting period based on the formula as discussed above. The DiscoverReady NCI is adjusted to fair value each period using a market approach. During the three and nine months ended September 30, 2011, we recorded a decrease to the NCI for NDeX of $4.4 million ($2.7 million net of tax) and $8.5 million ($5.2 million net of tax), respectively, and the adjustments recorded to the NCI for DiscoverReady were an increase of $0.9 million ($0.6 million net of tax) and $1.1 million ($0.7 million net of tax), respectively. Please see our unaudited condensed consolidated statements of stockholders’ equity and comprehensive income, as well as Note 7 to our unaudited condensed consolidated interim financial statements, included in this report on Form 10-Q for further information regarding accounting for noncontrolling interests and its implications to our financial statements.
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

RESULTS OF OPERATIONS
The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended September 30,
		% of		% of
	2011	Revenues	2010	Revenues
Revenues:
Professional Services	$55,402	73.6%	$56,337	71.8%
Business Information	19,892	26.4%	22,122	28.2%

Total revenues	75,294	100.0%	78,459	100.0%

Operating expenses:
Professional Services	47,956	63.7%	43,034	54.8%
Business Information	18,333	24.3%	17,394	22.2%
Unallocated corporate operating expenses	1,673	2.2%	2,743	3.5%

Total operating expenses	67,962	90.3%	63,171	80.5%
Equity in earnings of affiliates	383	0.5%	1,142	1.5%

Operating income	7,715	10.2%	16,430	20.9%
Interest expense, net	(1,744)	(2.3)%	(1,589)	(2.0)%
Non-cash interest income related to interest rate swaps	—	—%	228	0.3%
Other (expense) income, net	(107)	(0.1)%	197	0.3%

Income before income taxes	5,864	7.8%	15,266	19.5%
Income tax expense	(2,558)	(3.4)%	(5,545)	(7.1)%

Net income	3,306	4.4%	9,721	12.4%
Less: Net income attributable to redeemable noncontrolling interests	(217)	(0.3)%	(681)	(0.9)%

Net income attributable to The Dolan Company	$3,089	4.1%	$9,040	11.5%

Net income attributable to The Dolan Company per share — basic and diluted	$0.10		$0.30
Decrease (increase) in redeemable noncontrolling interest in NDeX	0.09		(0.01)

Net income attributable to The Dolan Company common stockholders per share — basic and diluted	$0.19		$0.29

Weighted average shares outstanding
Basic	30,142		30,175
Diluted	30,208		30,317

	Nine Months Ended September 30,
		% of		% of
	2011	Revenues	2010	Revenues
Revenues:
Professional Services	$155,775	71.7%	$168,817	71.9%
Business Information	61,507	28.3%	65,829	28.1%

Total revenues	217,282	100.0%	234,646	100.0%

Operating expenses:
Professional Services	133,846	61.6%	127,869	54.5%
Business Information	58,175	26.8%	52,705	22.5%
Unallocated corporate operating expenses	6,312	2.9%	7,440	3.2%

Total operating expenses	198,333	91.3%	188,014	80.1%
Equity in earnings of affiliates	1,572	0.7%	3,654	1.6%

Operating income	20,521	9.4%	50,286	21.4%
Interest expense, net	(4,717)	(2.2)%	(4,939)	(2.1)%
Non-cash interest income related to interest rate swaps	286	0.1%	893	0.4%
Other income, net	287	0.1%	197	0.1%

Income before income taxes	16,377	7.5%	46,437	19.8%
Income tax expense	(6,637)	(3.1)%	(17,208)	(7.3)%

Net income	9,740	4.5%	29,229	12.5%
Less: Net income attributable to redeemable noncontrolling interests	(604)	(0.3)%	(2,400)	(1.0)%

Net income attributable to The Dolan Company	$9,136	4.2%	$26,829	11.4%

Net income attributable to The Dolan Company per share — basic and diluted	$0.30		$0.89
Decrease in redeemable noncontrolling interest in NDeX	0.17		0.03

Net income attributable to The Dolan Company common stockholders per share — basic and diluted	$0.47		$0.92

Weighted average shares outstanding:
Basic	30,126		30,140
Diluted	30,219		30,297

Three Months Ended September 30, 2011
Compared to Three Months Ended September 30, 2010
Revenues

	Three Months Ended September 30,
	2011	2010	Change
	(in millions)
Total revenues	$75.3	$78.5	$(3.2)	(4.0)%
Our total revenues declined primarily as a result of a $10.0 million decrease in our mortgage default processing services revenues, largely offset by a $9.1 million increase in our litigation support services revenues, primarily as a result of the revenues generated from our newly acquired ACT operations. The decrease in mortgage default processing services revenues was driven largely by a decrease in the number of new foreclosure files received for processing. Our business information revenues were down $2.2 million for the three months ended September 30, 2011, primarily due to decreased public notice revenues. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.
We derived 73.6% and 71.8% of our total revenues from our Professional Services Division and 26.4% and 28.2% of our total revenues from our Business Information Division for the three months ended September 30, 2011, and 2010, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 56.2% and 73.1% of our total revenues for the three months ended September 30, 2011, and 2010, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 43.8% and 26.9% of our total revenues for the three months ended September 30, 2011, and 2010, respectively. We continue to expect litigation support services to be a larger percentage of total revenues, particularly with the ACT acquisition in July 2011.
Operating Expenses

	Three Months Ended September 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$68.0	$63.2	$4.8	7.6%
Direct operating expenses	33.2	30.0	3.2	10.8%
Selling, general and administrative expenses	27.7	26.8	0.9	3.4%
Depreciation expense	2.1	2.4	(0.3)	(12.8)%
Amortization expense	4.9	4.0	1.0	24.1%
Total operating expenses as a percentage of total revenues increased from 80.5% for the three months ended September 30, 2010, to 90.3% for the three months ended September 30, 2011, largely as a result of decreased revenues in our mortgage default processing services business and lower public notice revenues in our business information division.
Direct Operating Expenses. The increase in direct operating expenses consisted of a $2.6 million increase in our Professional Services Division and a $0.6 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 44.2% for the third quarter of 2011, from 38.3% for the same period in 2010.

Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted primarily of a $2.0 million increase in our Professional Services Division, offset somewhat by a $1.0 million decrease in costs from our corporate operations, while costs in our Business Information Division were flat year-over-year. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Selling, general and administrative expense as a percentage of revenue increased to 36.8% for the three months ended September 30, 2011, from 34.1% for the same period in 2010.
Depreciation and Amortization Expense. Our total depreciation and amortization expense increased primarily as a result of the depreciation and amortization of the assets acquired as part of the ACT acquisition, offset somewhat by a decrease in the depreciation of software in connection with the Barrett-NDeX acquisition, a large portion of which became fully depreciated in 2010. Our amortization expense also increased somewhat as a result of the intangible assets associated with the DataStream acquisition.
Interest Expense, Net

	Three Months Ended
	September 30,
	2011	2010	Change
	(in millions)
Total interest expense, net	$1.7	$1.6	$0.2	9.8%
Interest on bank credit facility	1.3	0.9	0.4	48.5%
Cash interest expense on interest rate swaps	0.3	0.6	(0.2)	(43.7)%
Amortization of deferred financing fees	0.1	0.1	—	15.9%
Other	—	0.1	—	(52.2)%
Interest expense related to our bank credit facility increased as a result of the increased borrowings under our credit facility to fund the ACT acquisition. Our average outstanding debt was $175.1 million for the three months ended September 30, 2011, compared to $137.2 million for the same period one year ago.
Equity in Earnings of Affiliates

	Three Months Ended September 30,
	2011	2010	Change
	(in millions)
Equity in Earnings of Affiliates	$0.4	$1.1	$(0.8)	(66.5)%
Equity in earnings of affiliates decreased primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are the result of a reduction in public notice placements in their newspapers due to decreased foreclosure and workout volumes in the markets it serves.
Income Tax Expense

	Three Months Ended September 30,
	2011	2010	Change
	(in millions)
Income tax expense	$2.6	$5.5	$(3.0)	(53.9)%
Effective tax rate	42.9%	36.3%
Our effective tax rate was 42.9% and 36.3% during the quarters ended September 30, 2011, and 2010, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Our effective tax rate for the quarter ended September 30, 2011, was negatively impacted by the adjustment of deferred tax assets associated with stock-based compensation deductions for which the company had an insufficient additional paid-in capital (“APIC”) pool to absorb the charge.

Professional Services Division Results
Revenues

	Three Months Ended September 30,
	2011	2010	Change
	(in millions)
Total revenues	$55.4	$56.3	$(0.9)	(1.7)%
Mortgage default processing services	31.2	41.2	(10.0)	(24.4)%
Litigation support services revenues	24.2	15.1	9.1	60.2%
Mortgage default processing services revenues decreased primarily due to decreased file volumes in many of the markets we serve and, to a lesser extent, a change in the mix of types of files received for processing. Our total files received for processing for the three months ended September 30, 2011, was down 22.6%, from 99,700 mortgage default case files for the three months ended September 30, 2010, to 77,200 mortgage default case files for the three months ended September 30, 2011. New foreclosure files, which tend to require more processing from NDeX and are therefore higher revenue files, were down more than 30% from 2010. This was offset somewhat by a greater number of lower revenue files, such as foreclosure restarts, mediations, and transfer files. We believe these file volume decreases and mix changes are attributed to continued marketplace and regulatory dynamics that began in 2010 that have caused many large loan servicers to temporarily slow down and reduce the referral of defaulted files for foreclosure processing while they review their processes and practices. Given the current marketplace environment, as discussed in Regulatory Environment above, we expect no significant improvement in the number of mortgage default files received for processing for the remainder of the year.
The Barrett law firm, Albertelli law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 53% of our mortgage default processing services segment and 30% of our Professional Services Division revenues during the three months ended September 30, 2011. In the three months ended September 30, 2010, The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 40% of our mortgage default processing services segment and 23% of our Professional Services Division revenues.
The increase in litigation support services revenues is primarily a result of the added revenues from the newly acquired ACT operations. On a pro forma basis, including the period of time during which ACT was under previous ownership, litigation support services revenues grew by nearly 33% from the third quarter of 2010, in large part due to revenue growth at newly acquired ACT. With the acquisition of ACT, DiscoverReady continued its efforts to diversify its customer base. Because of these efforts, along with the timing of a large project during the third quarter, we had two customers in this segment in excess of 10% of segment revenues, one of which is a customer of ACT.
Operating Expenses—Mortgage Default Processing Services

	Three Months Ended September 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$29.2	$31.6	$(2.5)	(7.8)%
Direct operating expenses	16.0	17.4	(1.4)	(7.8)%
Selling, general and administrative expenses	9.8	10.1	(0.3)	(3.2)%
Depreciation expense	0.8	1.6	(0.8)	(49.2)%
Amortization expense	2.5	2.5	—	—%
Direct operating expenses decreased as a result of file volume decreases as discussed above and steps taken to reduce our costs at NDeX. Selling, general and administrative expenses also decreased as a result of cost control efforts in place in the quarter. Depreciation expense decreased primarily as a result of software associated with the Barrett-NDeX acquisition, a large portion of which became fully depreciated in 2010.

Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 93.6% for the three months ended September 30, 2011, from 76.8% for the three months ended September 30, 2010. This increase was primarily a result of a reduction in revenues.
Operating Expenses—Litigation Support Services

	Three Months Ended September 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$18.8	$11.4	$7.4	64.9%
Direct operating expenses	9.4	5.4	4.0	73.6%
Selling, general and administrative expenses	7.4	5.1	2.3	44.5%
Depreciation expense	0.6	0.1	0.5	320.7%
Amortization expense	1.4	0.7	0.7	91.9%
The increases in operating expenses are due primarily to the increased costs associated with operating the newly acquired ACT business, as well as approximately $0.5 million of acquisition and integration costs related to this acquisition.
Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 77.5% for the three months ended September 30, 2011, from 75.3% for the three months ended September 30, 2010.
Business Information Division Results
Revenues

	Three Months Ended September 30,
	2011	2010	Change
	(in millions)
Total Business Information Revenues	$19.9	$22.1	$(2.2)	(10.1)%
Display and classified advertising revenues	6.4	6.0	0.4	6.5%
Public notice revenues	7.9	12.4	(4.5)	(36.4)%
Subscription-based and other revenues	5.7	3.8	1.9	50.3%
We saw continued softness in public notice revenues in the third quarter of 2011, as lenders continued to place increased scrutiny on their foreclosure practices, delaying foreclosure-related public notice placements in our publications. Given the current marketplace environment surrounding foreclosures, as discussed in Regulatory Environment above, we expect the remainder of 2011 to be at levels relatively consistent with the current quarter. Increased revenues from our 2010 acquisitions, which account for the increase in subscription-based and other revenues, helped somewhat offset the public notice revenue declines, as did gains in advertising driven primarily by growth in our events.
Operating Expenses

	Three Months Ended September 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$18.3	$17.4	$0.9	5.4%
Direct operating expenses	7.8	7.2	0.6	8.3%
Selling, general and administrative expenses	9.0	8.9	—	0.3%
Depreciation expense	0.5	0.5	—	2.1%
Amortization expense	1.1	0.8	0.3	39.8%

Operating expenses increased primarily as a result of costs associated with operating the businesses we acquired in 2010. While selling, general and administrative expenses were flat year-over-year, our pre-existing businesses cut costs by $1.4 million, largely as a result of reductions in personnel expense.
Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 92.2% for the three months ended September 30, 2011, from 78.6% for the three months ended September 30, 2010, due to increases in expenses related to 2010 acquisitions and the reduced foreclosure activity resulting in the decrease of our public notice revenues.

Nine Months Ended September 30, 2011
Compared to Nine Months Ended September 30, 2010
Revenues

	Nine Months Ended September 30,
	2011	2010	Change
	(in millions)
Total Revenues	$217.3	$234.6	$(17.4)	(7.4)%
Our total year-to-date revenues declined primarily as a result of a $21.6 million decrease in our mortgage default processing services revenues. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of new foreclosure files received for processing. Our litigation support services revenues increased $8.6 million primarily as a result of the newly acquired ACT operations. Our business information revenues were down $4.3 million, primarily due to decreased public notice revenues. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.
We derived 71.7% and 71.9% of our total revenues from our Professional Services Division and 28.3% and 28.1% of our total revenues from our Business Information Division for the nine months ended September 30, 2011, and 2010, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 65.3% and 73.1% of our total revenues for the nine months ended September 30, 2011, and 2010, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 34.7% and 26.9% of our total revenues for the nine months ended September 30, 2011, and 2010, respectively. We continue to expect litigation support services to be a larger percentage of total revenues, particularly given the ACT acquisition in July 2011.
Operating Expenses

	Nine Months Ended September 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$198.3	$188.0	$10.3	5.5%
Direct operating expenses	96.4	90.6	5.8	6.4%
Selling, general and administrative expenses	82.3	77.6	4.7	6.0%
Depreciation expense	5.8	7.9	(2.0)	(25.8)%
Amortization expense	13.8	11.9	1.9	15.7%
Total operating expenses as a percentage of total revenues increased from 80.1% for the nine months ended September 30, 2010, to 91.3% for the nine months ended September 30, 2011, largely as a result of decreased revenues in our mortgage default processing services business and decreased public notice revenues in our business information division.
Direct Operating Expenses. The increase in direct operating expenses consisted of a $3.0 million increase in our Professional Services Division and a $2.8 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 44.4% for the first nine months of 2011, from 38.6% for the same period in 2010.
Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $4.3 million increase in our Professional Services Division and a $1.5 million increase in our Business Information Division; newly acquired businesses are primarily the reasons for the increases. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Cost associated with our corporate operations decreased $1.1 million year-over-year. Selling, general and administrative expense as a percentage of total revenues increased to 37.9% for the first nine months of 2011, from 33.1% for the same period in 2010.

Depreciation and Amortization Expense. Our depreciation expense decreased primarily as a result of software in connection with the Barrett-NDeX acquisition, a large portion of which became fully depreciated in 2010. Our amortization expense increased primarily because of the intangible assets associated with the DataStream and ACT acquisitions.
Interest Expense, Net

	Nine Months Ended September 30,
	2011	2010	Change
	(in millions)
Total interest expense, net	$4.7	$4.9	$(0.2)	(4.5)%
Interest on bank credit facility	3.1	2.6	0.5	18.7%
Cash interest expense on interest rate swaps	1.2	1.9	(0.6)	(34.9)%
Amortization of deferred financing fees	0.3	0.2	—	14.1%
Other	0.1	0.2	(0.1)	(50.2)%
Interest expense related to our bank credit facility increased as a result of increased borrowings under our credit facility in the third quarter of 2011 to fund the ACT acquisition, along with increased average interest rates as compared to the first nine months of 2010. Our average outstanding debt was $145.6 million for the nine months ended September 30, 2011, compared to $143.1 million for the same period one year ago, and our average interest rate was 2.7% this year versus 2.4% last year. Cash interest incurred on our interest rate swaps decreased primarily as a result of a decrease in the notional amount of our swaps, due to the maturity on March 31, 2011, of a swap agreement with a notional amount of $25 million, and, to a lesser extent, interest rate changes.
Equity in Earnings of Affiliates

	Nine Months Ended September 30,
	2011	2010	Change
	(in millions)
Equity in Earnings of Affiliates	$1.6	$3.7	$(2.1)	(57.0)%
Equity in earnings of affiliates decreased primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are the result of a reduction in public notice placements in their newspapers due to decreased foreclosure and workout volumes in the markets it serves.
Income Tax Expense

	Nine Months Ended September 30,
	2011	2010	Change
	(in millions)
Income tax expense	$6.6	$17.2	$(10.6)	(61.4)%
Effective tax rate	40.3%	37.1%
The provision for income taxes for the nine months ended September 30, 2011, and 2010, was 40.3% and 37.1% of income before income taxes, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Our effective tax rate for the nine months ended September 30, 2011 was negatively affected by the adjustment of deferred tax assets associated with stock-based compensation deductions for which the company has an insufficient APIC pool available to absorb the charge.

Professional Services Division Results
Revenues

	Nine Months Ended September 30,
	2011	2010	Change
	(in millions)
Total revenues	$155.8	$168.8	$(13.0)	(7.7)%
Mortgage default processing revenues	101.7	123.3	(21.6)	(17.5)%
Litigation support services revenues	54.1	45.5	8.6	18.9%
Our revenues declined primarily as a result of decreased revenues in our mortgage default processing services segment. Revenues in this segment were down primarily due to decreased file volumes in many of the markets we serve as well as a significant change in the mix of types of files received for processing. While our total files received for processing for the nine months ended September 30, 2011, was down only 11.3%, from 282,000 mortgage default case files for the nine months ended September 30, 2010, to 250,300 mortgage default case files for the nine months ended September 30, 2011, we experienced a change in the mix of the types of files. New foreclosure files, which tend to require more processing from NDeX and are therefore higher revenue files, were down over 20% from 2010. This was offset by a greater number of lower revenue files, such as foreclosure restarts, mediations, and transfer files. We believe these file volume decreases and mix changes are attributed to continued marketplace and regulatory dynamics that began in 2010 that have caused many large loan servicers to temporarily slow down and reduce the referral of defaulted files for foreclosure processing while they review their processes and practices. Given the current marketplace environment, as discussed in Regulatory Environment above, we expect no significant improvement in the number of mortgage default files received for processing for the remainder of the year.
The Barrett law firm, Albertelli law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 74% of our mortgage default processing services segment and 48% of our Professional Services Division revenues during the nine months ended September 30, 2011. In the nine months ended September 30, 2010, The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 61% of our mortgage default processing services segment and 23% of our Professional Services Division revenues.
The increase in litigation support services revenues resulted primarily from the newly acquired ACT operations in July 2011. On a pro forma basis, including the period of time during which ACT was under previous ownership, litigation support services revenues grew by 22% as compared to the first nine months of 2010, due entirely to increased revenues at ACT. Because of DiscoverReady’s continued efforts to diversify its customer base, as well as the addition of the ACT operations, we had just one customer in excess of 10% of segment revenues for the nine months ended September 30, 2011, accounting for 36% of such revenues. We expect to have just one customer account for greater than 10% of litigation support services revenues for the year.
Operating Expenses—Mortgage Default Processing Services

	Nine Months Ended September 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$91.3	$94.1	$(2.8)	(3.0)%
Direct operating expenses	50.3	51.2	(0.9)	(1.8)%
Selling, general and administrative expenses	30.7	29.9	0.8	2.7%
Depreciation expense	2.7	5.5	(2.7)	(50.2)%
Amortization expense	7.5	7.5	—	—%

Total operating expenses decreased due to a decrease in depreciation expense as a result of software associated with the Barrett-NDeX acquisition, a large portion of which became fully depreciated in 2010. Direct expenses decreased as a result of decreased file volumes and steps taken to reduce our costs at NDeX, although the decrease was not in proportion to the file volume decrease. Even with the lower file volumes, processing costs in some of our locations have been impacted as a result of increased demands, additional tasks, time spent attending to servicer audits, and process changes required by the customers of our law firm customers, requiring additional processing work for our employees. In addition, selling, general and administrative expenses have increased largely as a result of new client requirements placed on us, primarily in terms of increased requirements as it relates to information security and technology. Also, increased personnel costs due to growing volumes in Florida, along with added headcount as we program our case management system to accommodate Florida, California and Texas files, have contributed to the increase in selling, general and administrative expenses.
Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 89.8% for the nine months ended September 30, 2011, from 76.3% for the nine months ended September 30, 2010. This increase was primarily a result of a reduction in revenues.
Operating Expenses—Litigation Support Services

	Nine Months Ended September 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$42.6	$33.7	$8.8	26.1%
Direct operating expenses	21.6	17.7	3.9	22.2%
Selling, general and administrative expenses	17.0	13.5	3.5	25.9%
Depreciation expense	1.1	0.4	0.7	163.0%
Amortization expense	2.8	2.1	0.7	32.4%
The increases in operating expenses are due in large part to the increased costs associated with operating the newly acquired ACT business. In the pre-existing business, operating expenses increased $2.6 million primarily as a result of an increase in personnel and facility costs as we continue to invest in and grow our DiscoverReady business. Included in these costs is approximately $0.6 million related to the acquisition costs related to ACT.
Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 78.7% for the nine months ended September 30, 2011, from 74.2% for the nine months ended September 30, 2010.
Business Information Division Results
Revenues

	Nine Months Ended September 30,
	2011	2010	Change
	(in millions)
Total Business Information Division Revenues	$61.5	$65.8	$(4.3)	(6.6)%
Display and classified advertising revenues	19.1	18.5	0.6	3.1%
Public notice revenues	25.0	36.3	(11.2)	(30.9)%
Subscription-based and other revenues	17.4	11.0	6.3	57.5%
Our revenues declined primarily as a result of decreased foreclosure-related public notice revenues. In the first nine months of 2011, we experienced softness in overall public notice revenues as lenders continued to place increased scrutiny on their foreclosure practices, delaying foreclosure-related public notice placements in our publications. Given the current marketplace environment surrounding foreclosures, as discussed in Regulatory Environment above, we expect the remainder of 2011 to be at levels relatively consistent with the current quarter. Increased revenues from our 2010 acquisitions, which are included in subscription-based and other revenues, helped somewhat offset the public notice revenue declines, as did modest gains in advertising revenues due in part to growth in our events.

Operating Expenses

	Nine Months Ended September 30,
	2011	2010	Change
	(in millions)
Total operating expenses	$58.2	$52.7	$5.5	10.4%
Direct operating expenses	24.5	21.8	2.8	12.7%
Selling, general and administrative expenses	28.7	27.2	1.5	5.5%
Depreciation expense	1.4	1.4	—	0.3%
Amortization expense	3.5	2.3	1.2	51.5%
Operating expenses increased primarily as a result of costs associated with operating the businesses we acquired in 2010. Total operating expenses from the pre-existing businesses were down $2.7 million year-over-year, largely as a result of cost savings initiatives and other expense reductions put in place as a result of lower revenues, along with decreased production costs resulting from fewer public notice placements in our publications.
Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 94.6% for the nine months ended September 30, 2011, from 80.1% for the nine months ended September 30, 2010, due to increases in expenses related to acquisitions and the reduced foreclosure activity reflected in the decrease of our public notice revenues.
Off Balance Sheet Arrangements
We have not entered into any off balance sheet arrangements.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital and long-term debt, less current portion as of September 30, 2011, and December 31, 2010, as well as cash flows for the nine months ended September 30, 2011, and 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$2,115	$4,862
Working Capital (deficit)	(8,127)	2,156
Long-term debt, less current portion	179,890	131,568

	Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$23,489	$44,022
Net cash used in investing activities:
Acquisitions and investments	(67,065)	(2,587)
Capital expenditures	(6,168)	(6,011)
Net cash provided by (used in) financing activities	46,526	(28,943)

Cash Flows Provided by Operating Activities
The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.
Net cash provided by operating activities for the nine months ended September 30, 2011, decreased $20.5 million, or 46.6%, to $23.5 million from $44.0 million for the nine months ended September 30, 2010. This decrease was largely attributable to the decrease in net income when compared to the first nine months in 2010, as well as a decrease in distributions received from DLNP as discussed below. At the same time, our total receivables (net of the ACT acquisition) increased as a result of slower collections in some of our NDeX operating units as discussed below.
Working capital changed from $2.2 million at December 31, 2010, to a deficit of $8.1 million at September 30, 2011. This resulted primarily from the addition of amounts recorded as due to sellers in connection with the ACT acquisition.
Our allowance for doubtful accounts, allowance for doubtful accounts as a percentage of gross receivables, and days sales outstanding (DSO), as of September 30, 2011, December 31, 2010, and September 30, 2010, is set forth in the table below:

	September 30,	December 31,	September 30,
	2011	2010	2010
Allowance for doubtful accounts (in thousands)	$1,190	$1,578	$1,551
Allowance for doubtful accounts as a percentage of gross accounts receivable	1.4%	2.6%	2.2%
Days sales outstanding	97.8	74.8	85.0
Our allowance for doubtful accounts as a percentage of gross accounts receivable decreased for the periods shown, primarily related to the addition of the large ACT receivable balance.
We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue for the quarter by the total number of days in the quarter. Our DSO increased as a result of carrying larger receivable balances in some of our NDeX operating units as a result of an increase in the length of time it takes to process foreclosures, most notably in Florida as this is a judicial state with longer foreclosure processing cycles. Please refer to Recent Developments — Regulatory Environment above for an explanation of some of the current factors that are contributing to the increase in time it is taking to process foreclosures. In addition, our DSO increased from December 31, 2010, somewhat as a result of early payments we received from two of NDeX’s law firm customers at the end of 2010, resulting in a lower year-end balance and thus a reduced DSO. Similar prepayments were not made at the end of September 30, 2011, or 2010.
At September 30, 2011, we had a significant concentration of credit risk relating to amounts due from NDeX’s eight law firm customers. Of our total consolidated net receivable balance, $43.0 million, or 51.4%, is related to amounts due from these customers, and includes both billed and unbilled amounts. Billed amounts represent $35.0 million, or 41.9%, of our total consolidated net receivable balance. We do not carry an allowance for doubtful accounts as it relates to these law firm customers as we have not experienced any write-offs with these customers in the past, and do not anticipate any such write-offs in the future. Additionally, we have deferred revenue related to these customers, for amounts billed but not yet earned, in the amount of $13.8 million, which represents 32.0% of the total balances due.
We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $3.5 million and $4.9 million in the nine months ended September 30, 2011, and 2010, respectively. This decrease in distributions received was due to decreased earnings generated by DLNP as a result of a reduction in public notice placements in their newspapers as discussed above. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows Used in Investing Activities
Net cash used in investing activities increased $64.4 million to $72.8 million during the nine months ended September 30, 2011, from $8.4 million during the nine months ended September 30, 2010. This increase was primarily a result of cash paid in connection with the acquisition of ACT and the buy-out of approximately one-third of the outstanding membership units in DiscoverReady held by DR Holdco. Our capital spending was $0.2 million higher in the first nine months of 2011 as compared to 2010. About 75% of our capital spending during the nine months ended September 30, 2011, was attributable to specific technology projects, including internally developed software projects, server infrastructure improvement project, and appliance upgrades. We expect the costs for capital expenditures to range between 2.5% and 3.0% of our total revenues, on an aggregated basis, for the year ending December 31, 2011.
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
Net cash provided by financing activities for the nine months ended September 30, 2011, totaled $46.5 million which includes $60.0 million to fund the acquisition of ACT, compared to cash used in financing activities of $28.9 million during the nine months ended September 30, 2010. Long-term debt, less current portion, increased $48.3 million, or 36.7%, to $179.9 million as of September 30, 2011, from $131.6 million as of December 31, 2010. Additionally, in the first nine months of 2011, we used $1.7 million to repurchase shares of our common stock.
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
At September 30, 2011, we had $46.3 million outstanding under our term loan, and $138.0 million outstanding under our revolving line of credit and available capacity of approximately $17.0 million, after taking into account the senior leverage ratio requirements under the credit agreement. On July 25, 2011, we drew down $60.0 million from our revolving credit facility pursuant to the terms of the New Credit Agreement to fund closing payments in connection with the acquisition of ACT. We expect to use the remaining availability under our credit agreement, if at all, for working capital and other general corporate purposes, including the financing of acquisitions.
At September 30, 2011, the weighted average interest rate on our senior term note was 2.8%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At September 30, 2011, all of the interest on our senior note was based on LIBOR.
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

A decision to repurchase shares of our common stock as permitted under our stock repurchase program may impact our cash needs in the future. This program was approved by our board of directors in December 2010, permitting us to repurchase up to 2 million shares of our common stock at any time through December 31, 2013, and in the first nine months of 2011 we repurchased 137,500 shares under this program for an aggregate of $1.7 million, all of which were purchased in the first quarter. See “Recent Developments — Stock Buy-Back Plan” earlier in this quarterly report on Form 10-Q for a discussion of this plan.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of September 30, 2011, we had a swap arrangement that converts $50 million of our variable rate term loan into a fixed rate obligation. The aggregate notional amount of this $50 million swap agreement will mature on various dates through June 30, 2014. In addition to this swap, we held a swap agreement with a notional amount of $25 million, which matured on March 31, 2011. We enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.
We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of September 30, 2011, we have designated our interest rate swap agreement that terminates on June 30, 2014, for hedge accounting treatment. Accordingly, we record changes in the fair value of this swap agreement in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended. Conversely, we treated the fair value of the swap agreement that terminated on March 31, 2011, and did not qualify for hedge accounting treatment, as a component of interest income (expense) in our statement of operations for the period then ended.
During the first quarter of 2011, we recognized interest income of $0.3 million related to the fair value of the interest rate swap agreement that did not qualify for hedge accounting and terminated on March 31, 2011. We did not hold any interest rate swap agreements that did not qualify for hedge accounting during the three months ended September 30, 2011. At September 30, 2011, and 2010, we have $1.4 million and $1.3 million, respectively, (net of tax) included in other comprehensive loss related to the fair value of the interest rate swap agreement that terminates on June 30, 2014, and qualifies for hedge accounting. At September 30, 2011, and 2010, the estimated fair value of our fixed interest rate swaps was a liability of $2.3 million and $3.4 million, respectively.
If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.2 million (pre-tax) and $0.5 million (pre-tax) for the three and nine months ended September 30, 2011, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase up to 2 million shares of our common stock at market prices at the discretion of management at any time through December 31, 2013. At September 30, 2011, 1,862,500 shares remained available under the program. No repurchases were made during the third quarter of 2011.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Reserved

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No	Title	Method of Filing

2
Asset Purchase Agreement, dated July 25, 2011, among The Dolan Company, DiscoverReady LLC, ACT Litigation Services, Inc. and the Persons listed on Annex A (excluding schedules and exhibits, which the Company agrees to furnish supplementally to the Securities and Exchange Commission upon request
Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed with the SEC on July 25, 2011.

4	Amendment No. 2 to Rights Agreement, dated as of September 15, 2011, effective as of September 16, 2011, by and between The Dolan Company and Wells Fargo Bank, as successor Rights Agent.	Incorporated by reference to Exhibit 4 of our current report on Form 8-K filed with the SEC on September 16, 2011.

10
First Amendment to Third Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among the Company, its consolidated subsidiaries, the lenders from time to time party to the Credit Agreement, U.S. Bank National Association, as a lender, LC issuer, swing line lender, and as administrative agent for the lenders, and Wells Fargo Bank, National Association, as a lender and as syndication agent.
Incorporated by reference to Exhibit 10 of our current report on Form 8-K filed with the SEC on September 30, 2011.

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

THE DOLAN COMPANY Dated: November 2, 2011
By:	/s/ James P. Dolan
James P. Dolan
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: November 2, 2011
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