Form 10-K
period 2011-12-31
Dolan Co.
filed 2012-03-09
CIK 1396838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant in a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the registrant’s non-affiliates owned shares of its common stock having an aggregate market value of $237,415,930 (based upon the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange).

On March 1, 2012, there were 30,576,164 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which we expect to file with the Securities Exchange Commission on or around April 4, 2012, but will file no later than 120 days after December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item1.	Business

Overview

We are a leading provider of necessary professional services and business information to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating divisions: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two reporting segments: mortgage default processing services and litigation support services. Through our subsidiary, NDeX, we provide mortgage default processing services to eight law firm customers located in California, Florida, Georgia, Indiana, Michigan, Minnesota, and Texas, as well as directly to mortgage lenders and loan servicers on residential real estate located in California. Our subsidiaries DiscoverReady and Counsel Press comprise our litigation support services reporting segment. DiscoverReady provides outsourced discovery management and document review services to major United States companies and their counsel. Counsel Press provides appellate services to law firms and attorneys nationwide. Our Business Information Division produces legal publications, business journals, court and commercial media, other highly focused online information products and services, and operates web sites and produces events for targeted professional audiences in 21 geographic markets across the United States. Our information is delivered through a variety of methods, including approximately 60 print publications and 80 web sites. We also operate specialized information services covering legislative and regulatory activities and providing transcription, media monitoring and translation services

In 2011, management committed to a plan of action to sell two of our smallest stand-alone businesses within the Business Information Division (which will reduce our geographic markets for publications to 19). For a further discussion of this, please see “Recent Developments—Discontinued Operations/Assets Held for Sale” in Item 7 below. Such operations have been classified in our financial statements as assets held for sale at December 31, 2011, and the results of these operations are shown in discontinued operations for each period presented. Accordingly, the discussion that follows regarding financial information refers to continuing operations only.

Our business model has multiple diversified revenue streams that allow us to generate revenues and cash flow throughout all phases of the economic cycle. This diversification allows us to maintain the flexibility to capitalize on growth opportunities. In addition, our balanced business model, together with our diverse geographic mix, produces stability by mitigating the effects of economic fluctuations. The following table shows the percentage of our total revenues generated by our products and services for the years ended December 31, 2011, 2010, and 2009.

	Percentage of Revenues
Revenue type	2011	2010	2009
Cyclical/non-cyclical revenues
Display and classified advertising revenues	8.0%	7.3%	8.9%
Public notice revenues	3.1%	3.2%	3.8%
Subscription and other revenues	7.8%	5.0%	5.5%
Litigation support services segment revenues	26.9%	19.2%	8.2%

Total cyclical/non-cyclical revenues	45.8%	34.7%	26.4%
Countercyclical revenues
Mortgage default processing services segment revenues	45.7%	53.5%	58.7%
Public notice revenues	8.5%	11.8%	14.9%

Total countercyclical revenues	54.2%	65.3%	73.6%

Cyclical revenues and cash flows tend to increase during economic expansions and decrease during economic downturns. In contrast, countercyclical revenues and cash flows tend to increase during economic downturns and decrease during economic expansions, and non-cyclical revenues and cash flows tend to remain relatively unaffected by changes in the economic cycle. For example, absent government intervention, a worsening economy tends to lead to a higher rate of residential mortgage foreclosures and a greater number of foreclosure-related public notices being published, while an improving economy tends to have the opposite impact. We believe that revenues associated with our litigation support services and subscription and other revenues in our Business Information Division are primarily non-cyclical because such revenues do not tend to fluctuate with the economic cycles. We regard our public notice revenues as both cyclical/non-cyclical and countercyclical because a portion of such revenues are related to foreclosure notices, which are countercyclical, and the balance of such revenues are related to listings for fictitious business names, limited liability companies and other entity notices, which are typically non-cyclical.

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

We have a successful history of growth through acquisitions. We have completed more than 70 acquisitions under both our predecessor company from 1992 through March 2003, and since March 2003, including one acquisition in 2011. In July 2011, we acquired substantially all of the assets of ACT Litigation Services, Inc. (“ACT”). ACT specializes in providing technology and process solutions to clients with electronic discovery needs, and also provides hosting and review services. ACT is part of our DiscoverReady business.

We expect that our acquisitions will continue to be a component of growth in our three operating segments. We also expect to continue to identify opportunities to expand the businesses in our Professional Services Division by starting operations in markets where we have not previously provided these services or by acquiring business lines that we have not previously provided. For more information about ACT, the business we acquired in 2011, you should refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisitions” below.

Our Industries

Professional Services

Our Professional Services Division consists of two operating segments: mortgage default processing services and litigation support services. Our mortgage default processing services segment comprises the operations of NDeX. Our litigation support services segment comprises the operations of DiscoverReady, our discovery management and document review services business, and Counsel Press, our appellate services business. We provide these support services to the legal profession. In addition, NDeX also provides its services directly to mortgage lenders and loan servicers on California foreclosure files. Companies are increasingly looking for ways to control legal costs and for legal work to be performed by the lowest cost high-quality provider.

Mortgage Default Processing Services

Prior to 2011, the volume of delinquencies and defaults over the previous few years had been at historically high levels and had created additional demand for default processing services and had served as a growth catalyst for the mortgage default processing market. However, beginning in late 2010, as a result of marketplace and regulatory dynamics, many large loan servicers began to slow down and reduce the referral of defaulted files for foreclosure processing while they review their processes and practices. We believe this to be a temporary slowdown, and while we do not expect the level of referrals will be as high in the coming years as they were for the few years prior to 2011, we expect the temporary slowdown to end sometime in 2012 and the flow of foreclosures to resume at higher levels. See, however, “Item 1A: Risk Factors” for a discussion of increased regulations and voluntary foreclosure relief programs that could have an adverse impact on the mortgage default processing market.

Litigation Support Services

One of the litigation support services we provide is discovery management and document review services, including certain technology services related to processing and hosting the data. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation, regulatory, and governmental investigation matters. Some United States companies with in-house legal departments choose to perform or manage some portions of the discovery process in-house, rather than outsourcing them. This process can be expensive and time-consuming for companies and their lawyers depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. As the volume of data requiring review continues to increase, we anticipate that companies and their lawyers will be required to find more cost-effective and efficient solutions to managing their discovery process.

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

Business Information

We provide business information products to companies and professionals in the legal, financial, real estate and governmental affairs sectors primarily through print and online business journals and court and commercial newspapers, as well as other electronic media offerings. Our business journals generally rely on display and classified advertising as a significant source of revenue and provide content that is relevant to the business communities they target. Our court and commercial newspapers generally rely on public notices as their primary source of revenue and offer extensive and more focused information to the legal communities they target. All of our business journals and court and commercial newspapers also generate circulation revenue to supplement their advertising and public notice revenue base. We believe, based on data we have collected over several years, that there are more than 230 local business journals and more than 350 court and commercial newspapers nationwide, which generated approximately $2.0 billion in revenues in 2011.

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

We are qualified to carry public notices in 14 of the 21 markets we serve. A public notice is a legally required announcement informing citizens about government or government-related activities that may affect citizens’ everyday lives. Most of these activities involve the application of governmental authority to a private event, such as a mortgage foreclosure or probate filing, and notices also can include listings for fictitious business names, limited liability companies and other entities, notifications of unclaimed property, governmental hearings and trustee sales. Every jurisdiction in the United States has laws that regulate the manner in which public notices are published. Statutes specify wording, frequency of publication and other unusual characteristics that may vary according to jurisdiction and make the publication of public notices more complex than traditional advertising. These laws are designed to ensure that the public receives important information about the actions of its government from a newspaper that is accessible and already a trusted source of community information. Currently, local newspapers generally are the medium that is used to satisfy laws regulating the process of notifying the public. The extensive qualification requirements for publishing public notices serve as barriers to entry to new and existing publications that desire to carry public notices.

In 2010, we acquired DataStream Content Solutions, LLC (“DataStream”) and certain assets of Federal News Service, Inc. (“Federal News”), and we formed a new joint venture, Legislative Information Services of America, LLC (“LISA”). As a result, through new subscription-based offerings, DataStream, Federal News and LISA bring us into new industries with their transcription services and customized access to state and federal legislative and regulatory data. The market for these products and services includes government agencies, including the U.S. Congress; news media and other business information providers; and governmental relations professionals in lobbying firms and Fortune 1000-level companies throughout the U.S.

Our Products and Services

Professional Services—Mortgage Default Processing Services Segment

We offer mortgage default processing and related services through our majority-owned subsidiary, NDeX, to our eight law firm customers and, on California foreclosure files, to mortgage lenders and loan servicers. We currently own 93.8% of the membership interests in NDeX. Generally, NDeX assists its law firm and other customers in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files, in connection with residential mortgage defaults in California, Florida, Georgia, Indiana, Michigan, Minnesota, Nevada and Texas. NDeX also provides real estate title services to the Barrett Law Firm and provides loan modification and loss mitigation support on mortgage default files to its customers.

Our largest customer is the Barrett Law Firm, which represented approximately 45% of our mortgage default processing services segment revenues and 20% of our total revenues in 2011. Trott & Trott is our second largest customer, representing 26% of our mortgage default processing services segment revenues and 12% of our total revenues in 2011. In 2011, the top 10 clients of our law firm customers accounted for 72% of the mortgage default case files handled by our law firm customers. In 2011, we received approximately 317,200 mortgage default case files for processing from our customers.

Pursuant to 15- to 25-year services agreements, NDeX is the sole provider of processing services for foreclosure, bankruptcy, eviction and, to a lesser extent, litigation, for residential mortgage defaults to its eight law firm customers. These contracts provide for the exclusive referral to NDeX of processing work related to residential mortgage default case files handled by each law firm, although Trott & Trott and the Barrett Law Firm may send files elsewhere if directed by their respective clients. All of NDeX’s customers pay a fixed fee per file based on the type of file that NDeX services. The initial term of our services agreements with the Trott & Trott and the Barrett Law Firm expire in 2021 and 2033, respectively. The initial term of our services agreements with other law firm customers expire between 2022 and 2030. In each case, the initial terms of these services agreements will automatically renew for up to two successive five-to ten-year periods unless either party elects to terminate the term then-in-effect with prior notice. During the term of our services agreement with our law firm customer in Indiana, we have agreed not to provide mortgage default processing services with respect to real estate located in Indiana for any other law firm. Similarly, we have agreed with our law firm customer in Minnesota not to provide our services to any other law firm with respect to Minnesota real estate during the term of our services agreement. We also agreed with the Albertelli Law Firm, our Florida law firm customer, that we would not provide our services with respect to real estate located in Florida for any other law firm until after October 2011. For the years ended December 31, 2011, 2010 and 2009, our mortgage default processing services segment accounted for 46%, 54%, and 59% of our total revenues and 63%, 74% and 88% of our Professional Services Division’s total revenues, respectively.

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

Fees. Government sponsored entities, including Fannie Mae and Freddie Mac, monitor and establish guidelines that are generally accepted by mortgage lending and mortgage servicing firms nationwide for the per file case fees to be paid to their counsel. Thus, our law firm customers receive a fixed fee per file from their clients and we then receive our agreed upon fixed fee per file from the applicable law firm. Under the services agreements with our law firm customers, we are entitled to receive a fee when our law firm customer directs us to begin processing a residential mortgage case file, regardless of whether the case proceeds all the way to foreclosure, eviction, bankruptcy or litigation. If our customers’ client proceeds to eviction or chooses to litigate, or if the borrower files for bankruptcy, and in some instances when the time to process the file is prolonged, we receive additional fixed fees per case file. In California, foreclosures may be undertaken by non-attorneys. Thus, in the case of the majority of California foreclosure files, we receive the full fee directly from our customers, the mortgage lender or loan servicers.

Technology. NDeX has two proprietary case management software systems that store, manage and report on the large amount of data associated with each foreclosure, bankruptcy, eviction or litigation case file serviced by NDeX in each of the states in which we do business. Under both systems, each case file is scanned, stored and tracked digitally, thereby improving record keeping. The systems also provide NDeX’s management with real-time information regarding employee productivity and the status of case files. In 2012, we intend to implement Barrett-NDEx and continue to migrate NDeX Florida on the case management system originally developed for use in Michigan, so that we are using the same system in all of the states where we do business.

Professional Services—Litigation Support Services Segment

Through our litigation support services segment, we provide outsourced litigation support services to major United States and global companies and their in-house lawyers and law firms, through DiscoverReady, and we provide outsourced appellate services to local and regional law firms through Counsel Press. DiscoverReady, in which we own a 90.0% interest, provides discovery management and document review services, including certain technology services related to processing and hosting the data. Counsel Press assists law firms in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats. For the years ended December 31, 2011, 2010 and 2009, our litigation support services segment accounted for 27%, 19% and 8% of our total revenues and 37%, 26% and 12% of our Professional Services Division’s total revenues, respectively.

Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation, regulatory and government investigation matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady assists these companies and their counsel in document reviews and managing the discovery process. DiscoverReady also provides related technology management services. In 2011, DiscoverReady had two customers who each accounted for more than 10% of its revenues, together accounting for 11% of total consolidated revenues.

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

Our appellate services are critical to our customers as their ability to satisfy their clients’ needs depends upon their ability to file a timely appeal that complies with a particular court’s technical requirements. Using our proprietary case management system, Counsel Press is able to process, even on short notice, files that exceed 50,000 pages, producing on-deadline filings meeting exacting court standards. In 2011, Counsel Press assisted more than 7,000 individual attorneys working within law firms, corporations, non-profit agencies, and government agencies in organizing, printing and filing appellate briefs and other documents in many states, all of the federal courts of appeals and the U.S. Supreme Court. In addition to its appellate services, Counsel Press provides additional tracking and professional services to its clients.

Fees. We charge our customers fees for our litigation support services, which are generally based upon the volume of data that we manage, the number of documents that we review, the type of technology utilized, the number of consulting hours employed, the size and complexity of the matter, and the requirements of the court or client.

Technology. DiscoverReady uses technology-aided systems to host, manage and automate the document review process. These systems are consolidated in our New York, Michigan, Connecticut, California and Massachusetts data centers, and are used nationwide in our e-discovery efforts. We have developed flexible technology that integrates third-party and custom-built tools to deliver efficient combinations of data collection, processing, hosting, review, privilege identification and production to our customer projects. Our technology allows us to simultaneously support numerous projects, allowing each to be in a different stage, and to operate with a custom workflow. Our systems and processes follow rigorous security standards and routinely pass our customers’ exacting standards and audits. We consistently improve the system that delivers our e-discovery process by adding new technology and by increasing automation, and we are in the final stages of deploying our next generation system that will significantly increase the speed, capacity and capability of our processes.

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

Business Information

Our business information products are important sources of necessary information for the legal, financial and real estate sectors in the 21 markets that we serve in the United States. We provide our business information products through our portfolio of approximately 60 publications and 80 web sites. We also operate specialized information services covering legislative and regulatory activities and providing transcription, media monitoring and translation services.

We believe, based on our 2011 revenues, we are the second largest publisher of local business journals in the United States and the second largest publisher of court and commercial publications that specialize in carrying public notices. The business information products we target in the Minnesota and Missouri markets each accounted for just more than 10% of our business information revenues for 2011, and together accounted for 7% of our total 2011 revenues. Our business information products contain proprietary content written and created by our staff and local expert contributors and stories from newswires and other relevant sources. Our journalists and contributors contribute, on average, over 1,000 articles and stories per week to our print titles and web sites that are tailored to the needs and preferences of our targeted markets.

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

We sell packaged print and online advertising products to advertisers that desire to reach readers through different media. Dolan Media Newswires, our Internet-based, subscription newswire, is available at www.dolanmedianewswires.com for news professionals and represents the work of our journalists and contributors. We also operate online, subscription-based legislative information services that are used by lobbyists, associations, corporations, unions, government affairs professionals, state agencies and the media in Arizona, Minnesota and Oklahoma. Through these services, we offer online legislation tracking, up-to-date legislative news and other highly-detailed legislative information.

Through DataStream, we offer customized access to legislative databases which provide state and federal legislative and regulatory information. DataStream’s proprietary processes and technology transform highly complex and unstructured data into valuable products and services for its business and government clients. It specializes in applying XML markup language to convert complex and unstructured data into “smarter” forms, allowing flexible queries and dynamic database updates. DataStream’s proprietary business lines include Legislative Impact® and Regulatory Impact®, data management technologies which simplify searches of vast federal databases and are licensed to business clients and to the U.S. House of Representatives Office of Legislative Counsel. DataStream also offers other data management, conversion and analytic tools and services.

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

Advertising. All of our print products, as well as a large number of our electronic products, carry commercial advertising, which consists of display and classified advertising. For the years ended December 31, 2011, 2010 and 2009, advertising (including revenues from events discussed under “Seminars, Programs and Other Events” below) accounted for 8%, 7% and 9% of our total revenues and 29%, 27% and 27% of our Business Information Division’s total revenues, respectively. We generate our advertising revenues from a variety of local business and individual customers in the legal, financial and real estate sectors that we serve. For example, our top 10 advertising customers only represented, in the aggregate, 2% of our total Business Information revenues in 2011. Additionally, for the year ended December 31, 2011, we derived approximately 94% of our advertising revenues from local advertisers and about 6% of our advertising revenues from national advertisers (i.e., advertisers that place advertising in several of our publications at one time).

Because spending by local advertisers is generally less volatile than that of national advertisers, we believe that our advertising revenue streams carry a greater level of stability than publications that carry primarily national advertising and therefore we are better positioned to withstand broad downturns in advertising spending.

Public Notices. Public notices are legal notices required by federal, state or local law to be published in qualified publications. A publication must typically satisfy several legal requirements in order to provide public notices. In general, a publication must possess a difficult-to-obtain U.S. Postal Service periodical permit, be of general and paid circulation within the relevant jurisdiction, include news content, and have been established and regularly and uninterruptedly published for one to five years immediately preceding the first publication of a public notice. Some jurisdictions also require that a public notice business be adjudicated by a governmental body. We are qualified to carry public notices in 14 of the 21 markets in which we publish business journals or court and commercial newspapers. Our court and commercial newspapers publish more than 350 different types of public notices, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, trustee sale notices, unclaimed property notices, notices of governmental hearings, notices of elections, bond issuances, zoning matters, bid solicitations and awards and governmental budgets. For the years ended December 31, 2011, 2010 and 2009, public notices accounted for 12%, 15% and 19% of our total revenues and 42%, 55% and 57% of our Business Information Division’s total revenues, respectively. We believe that over 90% of our public notice customers in 2011 also published public notices in 2010. Our primary public notice customers include real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements.

Subscription-Based Revenues and Other. We sell our business information products primarily through subscriptions to our publications, web sites and email notification systems, legislative databases, and transcription services. We also provide commercial printing services and sell database information through royalty or licensing fee arrangements. For the years ended December 31, 2011, 2010 and 2009, our subscription-based and other revenues accounted for 8%, 5% and 6%, respectively, of our total revenues and 28%, 18% and 17% of our Business Information Division’s total revenues, respectively. Subscription renewal rates for our business information products were 80% in the aggregate in 2011, compared to 81% in 2010. Our renewal rates reflect that our products are relied upon as sources of necessary information by the business communities in the markets we serve.

Seminars, Programs and Other Events. We believe that one of our strengths is our ability to develop, organize and produce professional education seminars, awards programs and other local events to demonstrate our commitment to our targeted business communities, extend our market reach and introduce our services to potential customers. While we generally charge admission and/or sponsorship fees for these seminars, awards programs and other local events, these events also offer opportunities for cross-promotion and cross-selling of advertising with our local print products that produce the event. Our sponsored events attracted approximately 42,000 attendees and 900 paying sponsors in 2011. Revenues from our events are included as part of our display and classified advertising revenues.

Printing. We print seven of our business information publications at one of our three printing facilities located in Baltimore, Minneapolis and Oklahoma City. The printing of our other print publications is outsourced to printing facilities owned and operated by third parties. We purchase some of our newsprint from U.S. producers directly, but most of our newsprint is purchased indirectly through our third-party printers. Newsprint prices are volatile and fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Newsprint, together with outsourced printing costs, accounted for about 8% of operating expenses attributable to our Business Information Division in the year ended December 31, 2011.

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

Competition

Professional Services Division-Mortgage Default Processing Services

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

Professional Services Division—Litigation Support Services

The market for litigation support services is highly fragmented and we believe that it includes a large number of document review companies and appellate service providers across the country as well as an unknown number of law firms who provide these services directly for their clients. We also believe that many United States companies that would benefit from our litigation support services have in-house legal departments that provide and manage a number of our services for the company. We compete with a large number of service providers in this segment and believe that document review and discovery management service providers (like DiscoverReady) include consulting practices of a number of major accounting firms and general management consulting firms. We believe that most appellate service providers (like Counsel Press) are general printing service companies that do not have the resources or experience to assist counsel with large or complex appeals or to prepare electronic filings, including hyperlinked digital briefs, that are being required by an increasing number of appellate courts. This presents us with an opportunity to compete on the basis of the quality and array of services we offer, as opposed to the price of such services. We believe that, in addition to price pressure, the other principal competitive factors in this segment are our ability to attract and retain qualified professionals, our relationships with customers, our reputation and the ability to provide high-quality services while still managing engagements effectively.

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

Our legislative and political information businesses, DataStream and Federal News, are based chiefly on a subscription model, and by providing highly targeted or uniquely customized information, both have developed long-term and close customer relationships. DataStream’s management and conversion of data for government clients, including the U.S. House of Representatives and the Library of Congress, has allowed DataStream to develop proprietary systems for efficiently capturing and enhancing complex feeds of government data which, in turn, are relied upon by the leading business and legislative information service providers and aggregators in Washington D.C. We believe these relationships with both government information sources and the distributors of government information create a high barrier to entry, with our main competitors being large information and data service providers. Federal News Service, which similarly provides transcription services to information aggregators in addition to news media, government relations professionals, government agencies and foreign embassies, does face direct competition from a unit of a Washington D.C.-based legislative and political information service.

Intellectual Property

We rely on a combination of trademark, copyright, and patent laws and filings, as well as trade secrets laws, license agreements and confidentiality agreements and practices, to protect our intellectual property and proprietary rights. We own many registered and unregistered trademarks for use in our business, including trademarks in the mastheads of all but one of our print products, and trade names, including NDeX, Counsel Press and DiscoverReady. If trademarks remain in continuous use in connection with similar goods or services, their term can be perpetual, subject, with respect to registered trademarks, to the timely renewal of their registrations with the United States Patent and Trademark Office. We have a perpetual, royalty-free license for New Orleans CityBusiness, which, except for our military newspapers, is the only one of our print titles for which we do not own a registered or unregistered trademark.

We approach copyright ownership with respect to our publications in a manner customary in the publishing industry. We own the copyright in all of our newspapers, journals and newsletters as compilations, and we generally own the copyright in our other print products. With respect to the specific articles in our publications, with the exception of certain of our military newspapers, we own all rights, title and interest in original materials created by our full-time journalists, designers, photographers and editors. For outside contributors, we generally obtain all rights, title and interest in the work or the exclusive “first-time publication” and non-exclusive republication rights with respect to publication in our print and electronic business information products. We license the content of many of our Business Information products to several third-party information aggregators on a non-exclusive basis for republication and dissemination on electronic databases marketed by the licensees. These are multi-year licenses which are subject to renewal. We also license Dolan Media Newswires to third-party publications.

We sold our patent related to bankruptcy claim processing in 2011, and currently have 10 United States patent applications pending on recent DiscoverReady, DataStream and NDeX innovations. We have copyright and trade secret rights in our proprietary case management software systems, document conversion system and other software products and information systems. We also have extensive subscriber and other customer databases we believe would be extremely difficult to replicate. We attempt to protect our software, systems and databases as trade secrets by restricting access to them and by using confidentiality agreements.

Despite the various means we have taken to protect our intellectual property and proprietary rights, it is possible that others may obtain information we regard as confidential or that others will independently develop similar software, databases, business methods or customer lists. In addition to the proprietary rights we have and the means we have taken to protect them, we believe our continued success also depends on our name recognition, product enhancements and new product developments, and the knowledge, skill and expertise of our personnel.

Employees

As of December 31, 2011, we employed 2,006 persons, of whom 1,135 were employed by NDeX in our mortgage default processing services segment, 282 were employed in our litigation support services segment, 525 were employed in our Business Information Division (which is also a segment) and 64 of whom served in executive or administrative capacities. Three unions represent a total of 14 employees. We believe we have a good relationship with our employees.

Other Information about The Dolan Company

You may learn more about us from our web site at www.thedolancompany.com. However, the information and other material available on our web site is not part of this annual report. We file with the SEC, and make available on our web site as soon as reasonably practicable after filing, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments of those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Please see Note 17 of our audited consolidated financial statements later in this report for information about financial information related to our segments for the last three fiscal years.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks as well as the other information contained in this annual report on Form 10-K, including our consolidated financial statements and the notes to those statements, before investing in shares of our common stock. As indicated earlier in this annual report on Form 10-K under the title “Cautionary Note Regarding Forward Looking Statements,” certain information contained in this annual report are forward-looking statements. If any of the following events actually occur or risks actually materialize, our business, financial condition, results of operations or cash flow could be materially adversely affected and could cause our actual results to differ materially from the forward-looking statements in this annual report on Form 10-K. In that event, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Relating to Our Business in General

We may have difficulty managing our growth, which may result in operating inefficiencies and negatively impact our operating margins.

Our growth may place a significant strain on our management and operations, especially as we continue to expand our product and service offerings, the number of markets we serve and the number of local offices we maintain throughout the United States, including through acquiring new businesses. We may not be able to manage our growth on a timely or cost effective basis or accurately predict the timing or rate of this growth. We believe that our current and anticipated growth will require us to continue implementing new and enhanced systems, expanding and upgrading our data processing software and training our personnel to use these systems and software. Our growth also has required, and will continue to require, us to increase our investment in management personnel, financial and management systems, and controls and office facilities. In particular, we are, and will continue to be, highly dependent on the effective and reliable operation of our centralized accounting, circulation and information systems. In addition, the scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has changed. If we fail to manage these and other growth requirements successfully or if we are unable to implement or maintain our centralized systems, or rely on their output, we may experience operating inefficiencies or not achieve anticipated efficiencies. In addition, the increased costs associated with our expected growth may not be offset by corresponding increases in our revenues, which would decrease our operating margins.

We intend to continue to pursue acquisition opportunities, which we may not do successfully and may subject us to considerable business and financial risks.

We have grown, and anticipate that we will continue to grow, through opportunistic acquisitions of professional services and business information businesses. While we evaluate potential acquisitions on an ongoing basis, we may not be successful in assessing the value, strengths and weaknesses of acquisition opportunities or completing acquisitions on acceptable terms. For example, to the extent that market studies performed by third parties are not accurate indicators of market and business trends, we may not appropriately evaluate or realize the future market growth or business opportunities in targeted geographic areas and business lines that we expect from an acquisition. Furthermore, we may not be successful in identifying acquisition opportunities, and suitable acquisition opportunities may not be made available or known to us. In addition, we may compete for certain acquisition targets with companies that have greater financial resources than we do. Our ability to pursue acquisition opportunities may also be limited by non-competition provisions to which we are subject. For example, our ability to carry public notices in Michigan and to provide mortgage default processing services in Indiana and Minnesota is limited by contractual non-competition provisions. We anticipate financing future acquisitions through cash provided by operating activities, borrowings under our bank credit facility and/or other debt or equity financing, including takedowns on our $200 million shelf registration statement, which the SEC declared effective on January 27, 2010. All of these could reduce our cash available for other purposes or, in the case of a common stock or other equity offering under our shelf registration statement, substantially dilute your investment in us. For example, we were required to incur additional indebtedness to fund the acquisitions of Barrett-NDEx, DiscoverReady, and ACT, and this additional debt consumed a significant portion of our ability to borrow and may limit our ability to pursue other acquisitions or growth strategies.

We may incur significant expenses while pursuing acquisitions, which could negatively impact our financial condition and results of operations. In 2011, we expensed an aggregate of approximately $0.9 million of acquisition costs.

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

We rely heavily on our senior management team because they have substantial experience with our diverse product and service offerings and business strategies. In addition, we rely on our senior management team to identify internal expansion and external growth opportunities. Our ability to retain senior management and other key personnel is therefore very important to our future success.

We have employment agreements with our senior management, but these employment agreements do not ensure that they will not voluntarily terminate their employment with us. In addition, our key personnel are subject to non-competition restrictions, which generally restrict such employees from working for competing businesses for one year after the end of their employment with us. But these non-compete provisions are not always enforceable. We do not have key man insurance for any of our current management or other key personnel. The loss of any key personnel would require the remaining key personnel to divert immediate attention to seeking a replacement. Competition for senior management personnel is intense, and fit is important to us. An inability to find a suitable replacement for any departing executive officer or key employee on a timely basis could adversely affect our ability to operate and grow our business.

We are subject to risks relating to litigation due to the nature of our product and service offerings.

We may, from time to time, be subject to or named as a party in libel actions, negligence claims, contract claims and other legal proceedings in the ordinary course of our business given the editorial content of our business information products, the technical rules with which our litigation support services and mortgage default processing businesses must comply, the strict deadlines these businesses must meet, and the vast amounts of data with which our businesses deal. We could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving claims. An adverse resolution of any future lawsuit or claim against us could result in a negative perception of us and cause the market price of our common stock to decline or otherwise have an adverse effect on our operating results and growth prospects.

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we may encounter disputes from time to time relating to our or others’ use of intellectual property of third parties.

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, patents, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States to protect our rights to our key marks and distinctive logos. These measures may not be adequate, or we may not have secured or be able to secure, appropriate protections for all of our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to use our trademarks, confidential information, inventions and other proprietary rights. Our management’s attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation.

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise a claim against us alleging an infringement or violation of trademarks, copyrights, patents or other proprietary rights. Some third party proprietary rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter our business or pay monetary damages, which may be significant.

We rely on our proprietary case management software systems, our document hosting, processing, conversion and review systems, and our web sites and online networks, and a disruption, failure or security compromise of these systems may disrupt our business, damage our reputation and adversely affect our revenues and profitability.

Our proprietary case management software systems are critical to our mortgage default processing service business because they enable us to efficiently and timely service a large number of foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files. Our litigation support services businesses rely upon proprietary document hosting, conversion, processing and review systems that facilitate our efficient processing of documents, data, document review, appellate briefs, records and appendices. Similarly, we rely on our web sites, online networks, and email notification systems to provide timely, relevant and dependable business information to our customers. Therefore, network or system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters and similar events, could have an adverse impact on our operations, customer satisfaction and revenues due to degradation of service, service disruption or damage to equipment and data.

In addition to shutdowns, our systems are subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information, including sensitive case data maintained in our document and data management systems and credit card information for our business information customers. As a result of the increasing awareness concerning the importance of safeguarding personal information, ongoing attempts to hack and misuse companies’ information, and legislation that continues to be adopted regarding the protection and security of personal information, information-related costs and risks are increasing, particularly for businesses like ours that handle a large amount of personal and confidential data.

Disruptions or security compromises of our systems could result in large expenditures to repair or replace such systems, to remedy any security breaches and protect us from similar events in the future. We also could be exposed to negligence claims or other legal proceedings brought by our customers or their clients, and we could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving lawsuits or claims. In addition, if we were to suffer damage to our reputation as a result of any system failure or security compromise, NDeX’s customers and/or their clients could choose to send fewer foreclosure, bankruptcy or eviction case files to us and/or our law firm customers. Any reduction in the number of case files handled by our customers would also reduce the number of mortgage default case files handled by us. Similarly, our litigation support services clients may elect to use other service providers. In addition, customers of our Business Information Division may seek out alternative sources of the business information available on our web sites and email notification systems. Further, in the event that any disruption or security compromise constituted a material breach under our services agreements, our law firm or litigation support services customers could terminate these agreements. In any of these cases, our revenues and profitability could be adversely affected.

We may be required to incur additional indebtedness or raise additional capital to fund our operations and acquisitions, repay our indebtedness and fund capital expenditures, and this additional cash may not be available to us on satisfactory timing or terms or at all.

Our ability to generate cash depends to some extent on general economic, financial, legislative and regulatory conditions in the markets which we serve and as they relate to the industries in which we do business and other factors outside of our control. We derive a significant portion of our revenues from foreclosures (approximately 54% of our total revenues in 2011). Therefore, legislation, loss mitigation, moratoria, loan modifications and other efforts that significantly mitigate and/or delay foreclosures may adversely impact our ability to use cash flow from operations to fund day-to-day operations in our mortgage default processing services segment and Professional Services Division, and, to a lesser extent, our Business Information Division, to repay our indebtedness, to fund capital expenditures, to meet our cash flow needs and to pursue any material expansion of our business, including through acquisitions or increased capital spending. We may, therefore, need to incur additional indebtedness or raise funds from the sale of additional equity. Financing, however, may not be available to us at all, at an acceptable cost or on acceptable terms, when needed. Our existing bank credit facility may also limit our ability to raise additional funds through debt or equity financing. In addition, if we issue a significant amount of additional equity securities, the market price of our common stock could decline and our stockholders could suffer significant dilution of their interests in us.

If our indefinite-lived intangible assets (including goodwill) or finite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of indefinite-lived and finite-lived intangible assets on our financial statements. At December 31, 2011, our indefinite-lived intangible assets (including goodwill) were $285.1 million, in the aggregate, and our finite-lived intangible assets, net of accumulated amortization, were $213.0 million. If we acquire new assets or businesses in the future, as we intend to do, we may record additional goodwill or other intangible assets.

We assess our goodwill for impairment on an annual basis using a measurement date of November 30 and, based on this assessment, we have determined that our goodwill is not impaired. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Intangible Assets and Other Long-Lived Assets” later in this report for information for our annual test of goodwill impairment. Accounting standards require that we also assess the impairment of our goodwill and identifiable intangible assets whenever events, circumstances or other conditions indicate that we may not recover the carrying value of the asset. This may require us to conduct an interim assessment of our goodwill and finite-lived intangible assets. As a result of this interim assessment, we may record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or identifiable intangible assets is determined. A significant charge to earnings, if taken, could adversely affect our business, financial position, results of operations, and future earnings and, as a result, could cause our stock price to decline. For example, in 2011, we recorded an impairment charge of $1.9 million, in the aggregate, related to discontinued operations and changing business conditions.

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

These factors could cause our common stock to trade at prices below the price you paid for our common stock, which could prevent you from selling your common stock at or above this price. In addition, the stock market in general, and the New York Stock Exchange in particular, has from time to time, experienced significant price and volume fluctuations that have affected the market prices of individual securities. These fluctuations often have been unrelated or disproportionate to the operating performance of publicly traded companies. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If similar litigation were instituted against us, it could result in substantial costs and divert management’s attention and resources from our operations.

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

Risks Relating to Our Professional Services Division

If the number of case files referred to us by our mortgage default processing service law firm customers (or loan servicers and mortgage lenders we serve directly for mortgage default files in California) decreases or fails to increase, or if regulatory, market or other factors cause our law firm customers or their clients to fail to timely pay for our services, or pay at all, our operating results and ability to execute our growth strategy could be adversely affected.

NDeX has eight law firm customers and provides mortgage default professing services directly to lenders and loan servicers for residential real estate in California. Revenues from NDeX constituted 63% and 74% of our Professional Services Division’s revenues in 2011 and 2010, respectively, and 46% and 54% of our total revenues in 2011 and 2010, respectively. We are paid different fixed fees for each foreclosure, bankruptcy, eviction, litigation, and other mortgage default related case files referred by these eight law firms to us for processing services. Therefore, the success of NDeX and our mortgage default processing services segment is tied to the number of these case files that each of our law firm customers receives from their mortgage lending and mortgage loan servicing firm clients and the number of California foreclosure files we receive directly from our mortgage lender and loan servicer customers. In 2011, our largest law firm customer was the Barrett Law Firm, who represented 45% of our mortgage default processing services revenues. Trott & Trott was our second largest law firm customer in 2011, and accounted for 26% of these revenues. Albertelli Law was our third largest law firm customer in 2011, and accounted for 13% of these revenues. Also, in 2011, the top ten clients for all of our law firm customers, on an aggregated basis, accounted for 72% of the case files our law firm customers directed to us for mortgage default processing services.

Our operating results and ability to execute our growth strategy could be adversely affected if (1) any of our law firm customers lose business from their clients; (2) these clients are affected by changes in the market and industry or other factors that cause them to be unable to pay for the services of our law firm customer or reduce the volume of files referred to our law firm customers which they direct us to process; or (3) our law firm customers are unable to attract additional business from current or new clients for any reason, including any of the following: the provision of poor legal services, the loss of key attorneys (such as David A. Trott, who has developed and maintains a substantial amount of Trott & Trott’s client relationships), the desire of the law firm’s clients to allocate files among several law firms, or a decrease in the number of residential mortgage foreclosures in the eight states where we do business, including due to market factors or governmental action. A failure by one or more of our law firm customers to pay us as a result of these or other factors could materially reduce the cash flow of NDeX and result in losses in our mortgage default processing services segment. Further, to the extent that the law firm clients direct the law firms to use another provider of mortgage default processing services or those clients conduct such services in-house, the number of files we process would be adversely affected. We could also lose any law firm customer if we materially breach our services agreement with such customer.

Bills introduced and laws enacted to mitigate foreclosures, voluntary relief programs and voluntary halts or moratoria by servicers or lenders, as well as governmental investigations, litigation and court orders, may have an adverse affect, and at times have had an adverse effect, on our mortgage default processing services and public notice operations.

The significant number of mortgage defaults, foreclosures and evictions over the past few years have resulted, and may continue to result, in new and increased government regulation (either legislatively or through courts) of residential mortgage products or the foreclosure of delinquent loans. If new or more stringent regulations are enacted, our customers and/or their clients would likely be subject to these regulations. As a result, new or more stringent regulations may adversely impact the number of mortgage default files that our law firm customers receive from their clients and can then direct us to process or that we receive for processing from our California mortgage lender and loan servicer customers.

Federal, state and local governmental entities and leaders have increasingly focused attention on foreclosures and have proposed and enacted legislation or taken other action that may have, and some of which has had, an adverse impact on the number of mortgage default case files NDeX is asked to process, the length of time it takes to process such files, the time over which we recognize revenue associated with the processing of those files, the amount of work necessary to manage and process such files, and the number of foreclosure public notices placed in our Business Information products and DLNP (our minority investment) for publication. Such legislation includes the Hope for Homeowners Act of 2008, the Emergency Economic Stabilization Act, the Streamlined Modification Program, and the Homeowner Affordability and Stability Plan (including the Making Home Affordable Program, the Home Affordable Modification Program (HAMP) and the Home Affordable Foreclosure Alternatives Program (HAFA)), the Protecting Tenants at Foreclosure Act, and laws passed to mitigate foreclosures in California, Maryland, Michigan, Indiana, and Florida. There also have been voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance (a consortium that includes loan servicers).

The past year continued to include legislation and agency actions aimed at mitigating foreclosures, additional scrutiny on mortgage foreclosures, and voluntary stoppages of foreclosures by servicers and lenders. Mortgage foreclosures continued to receive heightened scrutiny due to media coverage of reported procedural and documentation error and lapses by other parties in the industry, which were first reported in 2010. The state attorneys general continued to review the country’s foreclosure processes in 2011, which has culminated in a multi-state settlement in early 2012. Mortgage servicers continued to react to the attention being paid to the foreclosure process in 2011 by various government officials, agencies and constituencies with self-imposed foreclosure sale and eviction moratoria while the servicers verified their internal policies and procedures and provided related information in response to requests by governmental bodies and officials. The servicers continued to react to this environment of increased scrutiny by requesting additional information from and conducting audits on law firms and vendors to which they refer their mortgage foreclosures, including NDeX.

These and other laws, proposed legislation, investigations, directives, voluntary programs, actions, plans, audits, settlements and court orders, have delayed, and may delay or reduce in the future, the referral of files to our law firm customers, or in the case of foreclosures on properties located in California, the referral of files directly to us for processing. In addition, they may continue to increase the processing time and effort required for the foreclosure files between the referral to the attorney or trustee and the foreclosure sale. In some instances they may continue to increase the time over which we recognize revenue associated with the processing of such files, may reduce margins, or may make it more difficult for our law firm customers or their clients to timely pay for our services.

Similarly, new or more stringent regulations and court orders could adversely affect when public notices are sent to our business information products or Detroit Legal Publishing News (“DLNP”) (our minority investment) for publication. If legislation settlements, court orders or programs are successful in reducing the number of mortgages going into default, then the number of foreclosure public notices referred to us or DLNP for publication will also be reduced. If any of these occur, it could have a negative impact on our earnings and growth.

David A. Trott, the chairman and chief executive officer of NDeX, James Frappier, a senior vice president of NDeX, and certain other employees of NDeX who are also shareholders and principal attorneys of our law firm customers, may under certain circumstances have interests that differ from or conflict with our interests.

NDeX’s chairman and chief executive officer, David A. Trott, along with James Frappier, a senior vice president of NDeX, and other executive vice presidents and senior executives in NDeX’s operations, are the principal attorneys and shareholders of NDeX’s eight law firm customers. In addition, certain members of the senior management at Barrett-NDEx own an interest in NDeX and have the right to require that we redeem their interest beginning in September 2012 (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Noncontrolling Interest” later in this report). As a result of these relationships with NDeX and our law firm customers, Mr. Trott and these individuals may experience conflicts of interest in the execution of their duties on behalf of us. The resolutions of these conflicts might not be in a manner favorable to us. For example, they may be precluded by their ethical obligations as attorneys or may otherwise be reluctant to take actions on behalf of us that are in our best interests, but are not or may not be in the best interests of their law firms or their clients. Further, as licensed attorneys, they may be obligated to take actions on behalf of their law firms or their respective clients that are not in our best interests. In addition, Mr. Trott has other direct and indirect relationships with DLNP and other vendors NDeX uses that could cause similar conflicts. See “Related Party Transactions and Policies—David A. Trott” in our proxy statement and Note 16 to our consolidated financial statements for a description of these relationships.

We have owned and operated DiscoverReady for a short period and we are highly dependent on the skills and knowledge of the individuals serving as chief executive officer and president of DiscoverReady as none of our executive officers had managed or operated a discovery management or document processing and review services company prior to this acquisition.

We acquired an 85.0% equity interest in DiscoverReady on November 2, 2009, and currently own 90% of these interests. DR Holdco LLC owns the remaining 10% membership interest in DiscoverReady. DR Holdco is a limited liability company owned by James K. Wagner, Jr. and Steven R. Harber, DiscoverReady’s chief executive officer and president, respectively, along with other DiscoverReady employees. DiscoverReady provides outsourced discovery management and document hosting, processing and review services to major United States and global companies and law firms. Prior to our acquisition of this business, our executive officers have not managed or operated a discovery management and document review business. Thus, we rely heavily on the management skills and experiences of Messrs. Wagner and Harber, who co-founded and built DiscoverReady and have a deep understanding of the discovery management and document processing and review business. If our executive officers cannot effectively manage and operate this business, the operating results and prospects for DiscoverReady, our litigation support services segment and our Professional Services Division may be adversely affected and we may not be able to execute our growth strategy with respect to DiscoverReady.

We have employment agreements with Messrs. Wagner and Harber; however, these employment agreements do not ensure that either of them will not voluntarily terminate their employment with us. We do not have key man insurance for either of Messrs. Wagner or Harber. The loss of Wagner or Harber could require our executive officers to divert immediate attention to seeking a replacement and operating a business in which our executive officers have no prior experience. Our inability to find a suitable replacement for Wagner or Harber on a timely basis could adversely affect our ability to operate and grow DiscoverReady.

DiscoverReady’s business revenues have traditionally been concentrated among a few customers and if these large repeat customers choose to manage their discovery with their own staff or with another provider and if we are unable to develop new customer relationships, our operating results and the ability to execute our growth strategy at DiscoverReady may be adversely affected.

DiscoverReady generates revenue through fee-based arrangements for outsourced discovery management and document hosting, processing and review services with major United States and global companies and law firms. DiscoverReady’s top customer, which is in the financial services industry, accounted for 41% of its total revenues for 2011. Both the traditional DiscoverReady business and

ACT, which DiscoverReady acquired in July 2011, have succeeded primarily through strong relationships with certain repeat clients and by working on large matters from repeat clients and new clients. Thus, the success of DiscoverReady is tied to our relationships with our key customers and our ability to continuously develop new customer relationships. Our operating results and ability to execute our growth strategy for DiscoverReady could be adversely affected if we lose business from our top repeat customers or we are unable to attract additional business from current or new customers for any reason, including any of the following: poor service, the loss of key employees, or the decision of our customers to perform document review services with their own staff or to with another provider. If any of these were to occur, it could reduce the cash flow of DiscoverReady and adversely affect the results of operations of this business.

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

Pursuant to services agreements between NDeX and its law firm customers, we provide mortgage default processing services to law firms and directly to mortgage lenders and loan servicers on California foreclosure files. Through DiscoverReady, we provide outsourced discovery management and document hosting, processing, and review services. Through Counsel Press, we provide procedural and technical knowledge and services to law firms and attorneys to assist them in filing appellate briefs, records and appendices on behalf of their clients that comply with court rules. Current laws, regulations and codes of ethics related to the practice of law pose the following principal risks:

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

Failure to effectively customize our proprietary case management software systems so that they can be used to serve law firm customers in new states could adversely affect our mortgage default processing service business and growth prospects.

We have two proprietary case management software systems, each of which stores, manages and reports on the large amount of data associated with each foreclosure, bankruptcy or eviction case file we process. Our law firm customers must satisfy different requirements depending on the state in which they serve their clients. When we enter a service agreement with a law firm customer in a state where we do not currently do business, we need to customize one of our proprietary case management software systems so that it can be used to assist that customer in satisfying the foreclosure requirements of their state. If we are not, on a timely basis, able to effectively customize one of our case management software systems to serve our new law firm customers, we may not be able to realize the operational efficiencies and increased capacity to handle files that we anticipated when we entered the service agreements. At times, we base the fees we agree to receive from these law firm customers for each case file they direct us to process on the assumption that we would realize those operational efficiencies. Therefore, the failure to effectively customize our case management software system could impact our profitability under our services agreement with new law firm customers in our mortgage default processing services segment. In 2012, we intend to implement our mortgage default processing operations at Barrett-NDEx to the proprietary case management software system initially developed for use in Michigan, as well as continue to migrate NDeX Florida. To the extent that we are unable to effectively migrate those operations, we may not be able to realize the operational efficiencies and capacity to handle files that we experienced prior to the migration.

Risks Relating to Our Business Information Division

We depend on the economies and the demographics of our targeted sectors in the local and regional markets that we serve, and changes in those factors could have an adverse impact on our revenues, cash flows and profitability.

Our advertising revenues and, to a lesser extent, circulation revenues depend upon a variety of factors specific to the legal, financial and real estate sectors of the 19 markets our Business Information Division serves. These factors include, among others, the size and demographic characteristics of the population, including the number of companies and professionals in our targeted business sectors, and local economic conditions affecting these sectors. For example, if the local economy or targeted business sector in a market we serve experiences a downturn, display and classified advertising, which constituted 29%, 27% and 27% of our Business Information revenues in 2011, 2010, and 2009, respectively, generally decreases for our business information products that target such market or sector. This was the case in 2009, when our display and classified advertising revenues decreased $5.2 million from 2008, due to a decrease in the number of ads placed in our publications as customers tightened discretionary spending in response to the local economic conditions in the markets we serve. Further, if the local economy in a market we serve experiences growth, public notices, which constituted 42%, 55% and 57% of our Business Information revenues in 2011, 2010 and 2009, respectively, may decrease as a result of fewer foreclosure proceedings requiring the posting of public notices. Our Business Information Division’s revenues could be particularly affected by economic or demographic changes in Maryland, Minnesota or Missouri because revenues from our publications targeting each of these markets accounted for more than 10% of this division’s revenues in 2011 and/or 2010. If the level of advertising in our business information products or public notices in our court and commercial newspapers were to decrease, our revenues, cash flows and profitability could be adversely affected.

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

We outsource a significant amount of our printing to third-party printing companies. As a result, we are unable to ensure directly that the final printed product is of a quality acceptable to our subscribers. We also outsource a significant amount of our technology and software systems support to third-party information technology vendors. Further, we rely on public notice newspapers in the markets where we process mortgage default files, including DLNP, to timely and accurately publish our foreclosure public notices. To the extent that any of these third party providers do not perform their services satisfactorily, do not have the resources to meet our needs or decide or are unable to provide these services to us on commercially reasonable terms, our ability to provide timely and dependable business information products, as well as our professional services, could be adversely affected. In addition, we could face increased costs or delays if we must identify and retain other third-party providers of these services.

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

Our executive and corporate offices are located in Minneapolis, where we lease an aggregate of approximately 30,000 square feet under two separate leases terminating in September 2019 and March 2014. We own our office facilities in Phoenix and Baltimore and our print facility in Minneapolis. We lease other office space in each of our operating divisions as well as two print facilities in our Business Information division.

NDeX (in our mortgage default processing services segment) subleases an aggregate of approximately 25,000 square feet in suburban Detroit from Trott & Trott, PC, a law firm in which NDeX’s chairman and chief executive officer, David A. Trott, owns a majority interest, at a rate of $11.81 per square foot, triple net, which sublease expires on February 29, 2012. Trott & Trott leases this space from NW13, LLC, a limited liability company in which Mr. Trott owns 75% of the membership interests.

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

Item 4.	Mine Safety Disclosures

Not applicable.

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

	High	Low
Period
Year Ended December 31, 2011
First Quarter	$14.65	$11.12
Second Quarter	$12.94	$8.19
Third Quarter	$9.20	$7.33
Fourth Quarter	$9.74	$8.18

Year Ended December 31, 2010
First Quarter	$12.21	$9.52
Second Quarter	$13.88	$10.11
Third Quarter	$12.50	$9.02
Fourth Quarter	$15.00	$8.95

On March 1, 2012, the closing price per share of our common stock was $8.97. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On March 1, 2012, there were 1,184 holders of record of our common stock.

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

Performance Graph

The following graph shows a comparison from August 2, 2007 (the date our common stock began trading on the New York Stock Exchange) through December 31, 2011, of cumulative stockholders total return for our common stock, companies we deem to be in our industry peer group for both our Business Information and Professional Services Divisions, the New York Stock Exchange Market Index and the Russell 3000 Index. The companies included in the industry peer group for the Business Information Division consist of Daily Journal Corp (DJCO), Dun & Bradstreet Corporation (DNB), IHS Inc. (IHS), Morningstar, Inc. (MORN), Reed Elsevier (ENL) and Wolters Kluwer NV (WTKWY). The companies included in the industry peer group for the Professional Services Division consist of Automatic Data Processing, Inc. (ADP), American Reprographics Co. (ARC), First American Financial Corporation (FAF), Fidelity National Financial, Inc. (FNF), Huron Consulting Group (HURN), Lender Processing Services, Inc. (LPS) and Thompson-Reuters Corp (TRI). The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 was invested on August 2, 2007, in our common stock, the companies in our peer group indices (weighted based on market capitalization as of such date), the NYSE Market Index and the Russell 3000 Index, at the closing per share price on that date. Data for the NYSE Market Index, Russell 3000 Index and our peer groups assume reinvestment of dividends. Since our common stock began trading on the New York Stock Exchange, we have not declared any dividends to be paid to our stockholders and do not have any present plans to declare dividends.

ASSUMES $100 INVESTED ON AUG. 2, 2007

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2011

Company/Market/Peer Group	8/2/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
The Dolan Company	100.00	164.62	37.19	57.62	78.56	48.08
NYSE Composite Index	100.00	102.20	62.19	79.96	90.84	87.51
Russell 3000 Index	100.00	100.55	63.05	80.93	94.65	95.60
Business Information Division Only	100.00	110.45	70.19	82.26	91.07	86.56
Professional Services Division Only	100.00	98.01	80.65	89.38	100.45	93.87

Source: Morningstar

Unregistered Sales of Securities and Issuer Purchases of Equity Securities

We did not have any unregistered sales of securities that were not described in a quarterly report on Form 10-Q or in a current report on Form 8-K during the year ended December 31, 2011. The following table depicts repurchases of our common stock during the fourth quarter of 2011.

Issuer Purchases of Equity Securities (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	—		—	1,862,500
November 1, 2011 through November 30, 2011	—		—	1,862,500
December 1, 2011 through December 31, 2011	—		—	1,862,500

	—		—	1,862,500

(1)	In December 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase up to 2 million shares of our common stock at market prices at the discretion of management at any time through December 31, 2013.

We repurchased 137,500 shares of common stock during the first quarter of 2011. No other shares of common stock have been repurchased during 2011.

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial data for the periods and as of the dates presented below. You should read the following information along with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes, all of which are included elsewhere in this annual report on Form 10-K. We derived the historical financial data for the years ended December 31, 2011, 2010 and 2009, and as of December 31, 2011 and 2010, from our audited consolidated financial statements, included in this annual report on Form 10-K. We derived the historical financial data for the fiscal years ended December 31, 2008 and 2007, and the historical financial data as of December 31, 2009, 2008 and 2007, from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of the results of operations to be expected for future periods. These historical results include the operating results of businesses that we have acquired during each of the periods presented and exclude the results of discontinued operations for all periods. See Note 3 of our audited consolidated financial statements later in this report for more information regarding businesses we have acquired in each of 2011, 2010 and 2009, and Note 9 to our audited financial statements included in this filing on Form 10-K for businesses we have presented as discontinued operations.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
		(Unaudited)
Consolidated Statement of Operations Data:
Professional Services Division revenues	$207,077	$223,069	$172,535	$99,496	$67,015
Business Information Division revenues	78,493	83,826	85,397	84,322	79,042

Total revenues	285,570	306,895	257,932	183,818	146,057

Income (loss) from continuing operations	$22,443	$35,684	$34,850	$16,725	$(50,440)
Net income (loss) attributable to The Dolan Company	$19,493	$32,355	$30,813	$14,303	$(54,034)
Income (loss) from continuing operations attributable to The Dolan Company per share:
Basic and diluted	$0.68	$1.08	$1.04	$0.53	$(3.41)
Consolidated Balance Sheet Data:
Total assets	$617,695	$535,401	$528,290	$470,627	$226,367
Long-term debt, less current portion	168,724	131,568	137,960	143,450	56,301

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2011, our total revenues decreased $21.3 million, or 6.9%, from $306.9 million in 2010 to $285.6 million in 2011, primarily as a result of a $33.9 million decrease in our mortgage default processing services revenues and a $5.3 million decrease in our Business Information Division revenues, offset by a $17.9 million increase in our litigation support services revenues as a result of the ACT Litigation Services, Inc. (“ACT”) acquisition. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of foreclosure files received for processing and change in the mix of types of files that we did receive, as discussed below. Net income attributable to The Dolan Company decreased to $19.5 million for 2011 from $32.4 million for the same period in 2010, but excluding the impact of fair value adjustments recorded on earnout liabilities of $15.8 million in 2011, net income attributable to The Dolan Company was $3.7 million for 2011. Income from continuing operations decreased to $22.4 million for 2011 from $35.7 million in 2010. As a result, income from continuing operations attributable to The Dolan Company per diluted share decreased to $0.68 in 2011 from $1.08 in 2010.

Recent Developments

Discontinued Operations / Assets Held for Sale

In 2011, management committed to a plan of action to dispose of two of our smallest-market operating units within the Business Information Division. As explained in “Business Information Division Results” below, we expect the sale of these assets to occur in 2012, and as such, have classified the results of these operations (net of tax benefit), including impairment charges and certain exit costs, as discontinued operations. We recorded an aggregate impairment of long-lived assets of $0.7 million, along with $0.4 million in estimated exit costs.

Impairment of Long-Lived Assets

In addition to the impairment taken related to discontinued operations/assets held for sale as discussed above, management tested certain long-lived assets in the Business Information Division for impairment as a result of certain triggering events. This resulted in an impairment of $1.2 million in 2011.

Increase in our Ownership in DiscoverReady

In May 2011, we purchased approximately one-third of the outstanding membership units of DiscoverReady held by its minority partner, DR Holdco LLC, for approximately $5.0 million in cash. We accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on our balance sheet by $5.0 million. No deal costs were incurred on this transaction. As a result of this transaction, our ownership percentage in DiscoverReady increased from 85.3% to 90.0%, and the noncontrolling interest decreased from 14.7% to 10.0%.

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

Stock Buy-Back Plan

Our board of directors approved a stock buy-back plan in December 2010. This plan allows us to repurchase up to 2 million shares of issued and outstanding common stock at prevailing market prices or negotiated prices through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. During 2011, we repurchased 137,500 shares under this plan for an aggregate of $1.7 million, all of which were purchased in the first quarter of 2011.

Increase in our Ownership in NDeX

On December 31, 2009 and January 4, 2010, we, along with our wholly-owned subsidiary, Dolan APC, LLC, entered into two separate common unit purchase agreements with the Trott Sellers, under the terms of which the Trott Sellers sold an aggregate 7.6% ownership interest in NDeX to us, for an aggregate purchase price of $13.0 million and 248,000 shares of our common stock. We will pay the remaining balance to the Trott Sellers in connection with these transactions, or $1.1 million as of the date of this annual report on Form 10-K, in equal monthly installments of approximately $0.1 million, in the aggregate, excluding interest accruing on the unpaid principal balance at a rate of 4.25%.

David A. Trott and the other Trott Sellers are partners in the law firm, Trott & Trott, P.C., which is a customer of NDeX. Trott is the managing partner of Trott & Trott, P.C. and we also employ him as the chairman and chief executive officer of NDeX, where he is one of our executive officers. Under the common units purchase agreements described above where we purchased an aggregate 7.6% ownership interest in NDeX, Trott sold us his 5.1% ownership interest in NDeX for which we will pay him an aggregate of $8.8 million (exclusive of interest) and for which we issued to him 168,644 shares of our common stock. See also “Related Party Transactions and Policies—David A. Trott” in our proxy statement, which is expected to be filed with the SEC in early April 2011, for a description of certain other relationships between Trott, his law firm or his other affiliated entities and us.

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

On February 28, 2010, NDeX redeemed 23,560 common units, representing a 1.7% interest in NDeX, from Feiwell & Hannoy, in connection with Feiwell & Hannoy’s exercise of its put right as set forth in the NDeX operating agreement. NDeX redeemed these common units for $3.5 million, which was determined pursuant to the formula set forth in NDeX’s operating agreement. The redemption price is payable to Feiwell & Hannoy over a period of three years, in quarterly installments, with interest accruing at a rate of 3.25%. Feiwell & Hannoy is a law firm customer of NDeX.

After the closing of the transactions described above, our ownership interest in NDeX increased from 84.7% to 93.8%.

Regulatory Environment

Beginning in 2008, federal, state and local governmental entities and leaders have increasingly focused attention on foreclosures and have proposed and enacted legislation or taken other action that may have, and some of which has had, an adverse impact on the number of mortgage default case files NDeX is asked to process, the length of time it takes to process such files, the time over which we recognize revenue associated with the processing of those files, and the number of foreclosure public notices placed in our Business Information products and DLNP (our equity method investment) for publication. This legislation includes the Hope for Homeowners Act of 2008, the Emergency Economic Stabilization Act, the Streamlined Modification Program, and the Homeowner Affordability and Stability Plan (including the Making Home Affordable Program, the Home Affordable Modification Program (HAMP), and the Home Affordable Foreclosure Alternatives Program (HAFA)), the Protecting Tenants at Foreclosure Act, and laws passed to mitigate foreclosures in California, Maryland, Michigan, Indiana, and Florida. There also have been voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance (a consortium that includes loan servicers). We have described these programs in our annual and quarterly reports in the past few years.

Overall, 2011 included continued scrutiny of mortgage foreclosures processes by various government agencies and individuals, voluntary slowing of foreclosure referrals by servicers and lenders as they reviewed systems and provided information requested by the government, newly mandated procedures, and signs of progress in governmental review.

In February 2011, the Department of the Treasury submitted a report to Congress entitled “Reforming America’s Housing Finance Market” which included a plan to responsibly reduce the role of the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) in the mortgage market and expressed a goal of ultimately winding down both institutions. Many of the files we process are supported by Fannie Mae or Freddie Mac, meaning that any change to these institutions, or broader changes to the mortgage market as a whole, may adversely impact the number of mortgage default files received by our law firm customers from their clients (and therefore the number directed to us to process) and received by us for processing in California by our mortgage lender and loan servicer customers.

In the federal sector, 14 major mortgage servicers signed consent orders with the Board of Governors of The Federal Reserve System and the Office of the Comptroller of the Currency (“OCC”) in April 2011, agreeing to submit action plans detailing how they will comply with new requirements for servicing defaulted loans. The OCC consent agreements required improvements to certain internal processes and enhanced controls related to third-party vendors that provide services related to residential default or foreclosure, including the law firm customers of NDeX. In June 2011, the OCC issued guidance clarifying that, in addition to these 14 major mortgage servicers, all mortgage servicers under OCC supervision must assure compliance with all appropriate foreclosure management standards. OCC Bulletin 2011-29 issued in June 2011 stressed that banks engaged in mortgage servicing must ensure compliance with foreclosure laws, conduct foreclosures in a safe and sound manner, and establish responsible business practices that provide accountability and appropriate treatment of borrowers. The bulletin provided additional clarification on expectations regarding governance of foreclosure process to include adequate staffing and training, dual-track processing, management of affidavit and notary practices, documentation, oversight of third-party service providers, and adherence to all laws and regulations related to mortgage foreclosure. The OCC required servicers to complete revisions in foreclosure processing to the satisfaction of the Federal Reserve and the OCC and to reorganize their related foreclosure operations to follow the amended procedures. In addition, all national banks were required by the end of September 2011 to conduct a self-assessment of foreclosure management practices and to correct any weaknesses identified. The OCC continues to review the plans and information the banks submitted. The OCC indicated that it may require changes to the plans provided and that it is working with the United States Department of Justice and other federal and state authorities to finalize and synchronize the plans into a consistent set of servicing requirements.

In July 2011, the Consumer Financial Protection Bureau (“CFPB”) outlined its approach to supervising large depository institutions to ensure compliance with federal consumer protection laws. This supervisory process, which applies to the 111 depository institutions with total assets of more than $10 billion, began on July 21, 2011. More recently, the CFPB issued Supervision and Examination guidance for all lenders. This guidance covers lending and servicing principals and how the CFPB will examine lenders’ and servicers’ processes going forward. We do not see a direct impact of this process upon our operations except that it further complicates operations of the mortgage servicers, making them more concerned about compliance issues and potentially extending their current slowdown in foreclosure referrals. In October 2011, the CFPB outlined its initial approach to supervising mortgage servicers to ensure they comply with federal consumer financial protection laws. It said it will focus initially on loans in default where consumers are struggling to make payments. CFPB examiners will be looking to ensure that information provided to consumers about loan modifications and foreclosures is timely and transparent.

At the state level in 2011, the attorneys general of all 50 states continued to investigate the mortgage servicing industry and to negotiate with mortgage servicers in hopes of achieving changes in the foreclosure process, possible payment of financial penalties and an increased level of mortgage loan modifications. (While these officials in most states lack direct regulatory authority over mortgage servicers, the attorneys general indicated a willingness to act in the courts if necessary to enforce their positions.) In January 2012 a draft settlement between the nation’s five largest mortgage lenders and the U.S. state attorneys general was announced and sent to state officials for review. That settlement would only apply to privately held mortgages issued between 2008 and 2011, not those held by government-controlled Fannie Mae or Freddie Mac. Under the proposed deal, $17 billion would go toward reducing the principal that certain homeowners owe on their mortgages, $5 billion would be placed in a reserve account for various state and federal programs and approximately $3 billion would assist homeowners’ efforts to refinance at an interest rate of 5.25%. As of this filing, the vast majority of states were reported to have agreed to this settlement.

Given the OCC deadlines for reports and compliance, the CFPB’s requirements, the attorneys general efforts, and the generally heightened scrutiny that residential mortgage foreclosure servicers experienced in 2011, servicers continued to react to this scrutiny by reviewing and verifying their policies and procedures, applying more steps, checks, and reviews to pending foreclosures, and releasing into foreclosure only those cases that have been carefully reviewed. Many servicers also reacted to this environment of increased scrutiny by requesting additional information and process verification from law firms and other third-party vendors. These servicer actions continued to sharply reduce the number of mortgage defaults being referred to begin foreclosure in 2011. We believe that servicers will continue to exercise an abundance of caution, examining each default referral in extreme detail, effectively continuing the slow pace of referrals. Until any new foreclosure procedures are made uniform and final, such new procedures cannot become automated as part of our proprietary workflow process management systems. We believe that the reduced level of foreclosure referrals is likely to continue until final procedures are in place, but that a large number of defaulted loans in pre-foreclosure status and pending foreclosures remain to be undertaken and completed.

Recent Acquisitions

ACT Litigation Services, Inc.

On July 25, 2011, we, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT Litigation Services, Inc. (“ACT”) for (i) an upfront payment of approximately $60.0 million in cash that was paid in full at closing, plus (ii) up to $5.0 million in potential additional purchase price that will be held back for a period of 20 months (subject to partial early release) to secure certain obligations of ACT and its shareholders, plus (iii) an earnout payment based primarily upon the extent to which an agreed-upon multiple of ACT’s pro forma EBITDA for the year ended December 31, 2011, exceeds the base purchase price of $65.0 million, plus (iv) two additional earnout payments of up to a maximum of $15.0 million in the aggregate that are contingent upon reaching certain revenue milestones for the years ended December 31, 2012, and 2013. All of the earnout payments are subject to certain set-off rights under the purchase agreement. Management estimated the fair value of the earnouts to be paid, in the aggregate, to be $39.9 million at acquisition date. As a result of 2011 actual pro forma EBITDA (which was lower than the initial estimate) as well as revised expectations regarding certain of the earnout targets, the estimated fair value of the earnouts to be paid, in the aggregate, was reduced to $26.7 million at December 31, 2011. As a result, we recorded a non-cash fair value adjustment in the amount of $13.2 million to the estimated earnout liability in 2011. The total fair value of the long-lived tangible and intangible assets acquired was $100.9 million, and the total working capital acquired was $8.9 million.

We used funds available under our revolving line of credit to fund the closing payments in connection with this acquisition. The acquired operations of ACT are part of our Litigation Support Services segment within our Professional Services Division.

ACT specializes in providing technology and process solutions to clients with electronic discovery needs. It also provides hosting and review services. For more information on the products and services ACT provides, see “Our Products and Services—Professional Services” earlier in this annual report.

Revenues

We derive revenues from our two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the year ended December 31, 2011, our total revenues were $285.6 million, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:

•	73% from our Professional Services Division (46% from mortgage default processing services and 27% from litigation support services); and

•	27% from our Business Information Division.

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

For the year ended December 31, 2011, we received approximately 317,200 mortgage default case files for processing. Our mortgage default processing service revenues accounted for 46% of our total revenues and 63% of our Professional Services Division’s revenues during 2011. We recognize mortgage default processing services revenues over the period during which the services are provided. We consolidate the operations, including revenues, of NDeX and record a noncontrolling interest adjustment for the percentage of earnings that we do not own. See “Noncontrolling Interest” below for a description of the impact of the noncontrolling interest in NDeX on our operating results. With the exception of foreclosure files we process for our law firm customer, Feiwell & Hannoy, and California foreclosure files, we bill our customers upon receipt of the file and record amounts billed for services not yet performed as deferred revenue. For foreclosure files we process for Feiwell & Hannoy, we bill Feiwell & Hannoy in two installments and record amounts for services performed but not yet billed as unbilled services and amounts billed for services not yet performed as deferred revenue. For the majority of California foreclosure files processed by us, we bill our customers for services at the time the file is complete and record amounts related to services performed, but not yet billed, as unbilled services. In California, because we provide mortgage default processing services directly to mortgage lenders and loan servicers, we incur certain costs on behalf of our customers, such as trustee sale guarantees, title policies, and post and publication charges. We pass these costs directly through to our mortgage lender and loan servicer customers, and bill them at the time the file is complete. We have determined that these expenses should be recorded at net and, accordingly, do not record any revenue for these pass-through costs. We also provide title services primarily to the Barrett Law Firm, and we bill for these services when the title matter is completed and recognize revenue as we perform the services.

NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states for which it processes files as well as the quantity and mix of the files we process (e.g., foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. We have entered into long-term services agreements with each of our law firm customers. These agreements provide for the exclusive referral of files from the law firms to NDeX for servicing, except that the Barrett Law Firm and Trott & Trott may refer files elsewhere if they are otherwise directed by clients. During 2011, each of the Barrett Law Firm, Trott & Trott and Albertelli Law accounted for more than 10% of our mortgage default processing services revenues, with the Barrett Law

Firm accounting for 45%, Trott & Trott accounting for 26%, and Albertelli Law accounting for 13% of these revenues. Our services agreements with Trott & Trott, Albertelli Law and the Barrett Law Firm have initial terms that expire in 2021, 2029 and 2033, respectively. However, these terms may be automatically extended for up to two successive ten year periods, in the case of our agreements with Trott & Trott and Albertelli Law, or successive five year periods, in the case of our agreement with the Barrett Law Firm, unless either party elects to terminate the term then-in-effect with prior notice. The initial terms of our services agreements with our other law firm customers expire between 2022 to 2030, which terms may be automatically extended for up to two successive five or ten-year periods depending upon the law firm customer unless either party elects to terminate the term then-in-effect with prior notice.

Under each services agreement, we are paid a fixed fee for each residential mortgage default file the law firm sends to us for processing, with the amount of such fixed fee being based upon the type of file. We typically bill this fee upon receipt of a default case file, which consists of any mortgage default case file sent to us for processing, regardless of whether the case actually proceeds to foreclosure. If such file leads to a bankruptcy, eviction or litigation proceeding, we are entitled to an additional fixed fee in connection with handling a file for such proceedings. We also receive a fixed fee for handling files in eviction, litigation and bankruptcy matters that do not originate from mortgage foreclosure files. The Barrett Law Firm also pays us a monthly trustee foreclosure administration fee. Although the services agreements with our law firm customers contemplate the review and possible revision of the fees for the services we provide, price increases have not historically affected our mortgage default processing services revenues materially. In some cases, our services agreements adjust the fee paid to us for the files we process on an annual basis pursuant to an agreed-upon consumer price index. In other cases, our services agreements require us to agree with our law firm customer regarding the terms and amount of any fee increase.

Deferred revenue includes revenues billed for mortgage default processing services that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At December 31, 2011, we had such deferred revenue on our balance sheet in the amount of $12.3 million.

Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the year ended December 31, 2011, our litigation support services revenues accounted for 27% of our total revenues and 37% of our Professional Services Division’s revenues. DiscoverReady provides its services to major United States and global companies and their counsel and assists them in document reviews and helping them manage the discovery process. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady also provides related technology management services. DiscoverReady bills its customers primarily based upon the number of documents reviewed and the amount of data or other information it processes in connection with those reviews. Accordingly, our discovery management and document review services revenue are largely determined by the volume of data we review, process and host. Our discovery management and document review services revenue accounted for 22% of our total revenues, 81% of our litigation support services segment revenues, and 30% of our total Professional Services Division revenues for the year ended December 31, 2011. During 2011, DiscoverReady’s top customer, who is in the financial services industry, accounted for 41% of DiscoverReady’s total revenues.

Counsel Press assists law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the year ended December 31, 2011, our appellate services revenues accounted for 5% of our total revenues, 19% of our litigation support services revenues, and 7% of our total Professional Services Division revenues.

We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court. In most cases, DiscoverReady bills its customers each month for the services provided. DiscoverReady’s services consist of multiple element deliverables, and as such, revenue is assigned to each deliverable service and recognized as those services are performed. In situations where they bill their customers in advance of services performed, revenue is deferred until the month it is earned. See “Revenue Recognition” below for additional information pertaining to revenue recognition in our litigation support services segment.

We consolidate the operations of DiscoverReady and record an adjustment for noncontrolling interest for the percentage of DiscoverReady that we do not own. Because the redeemable feature of this noncontrolling interest is based on fair value (unlike the noncontrolling interest in NDeX), we do not record this adjustment as an item affecting net income attributable to The Dolan Company common stockholders. See “Noncontrolling Interest” below.

Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising, which consists of display and classified advertising in our print products and web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 8% of our total revenues and 29% of our Business Information Division revenues for the year ended December 31, 2011. We recognize display and classified advertising revenues upon placement of an advertisement in one of our publications or on one of our web sites. We recognize display and classified advertising revenues generated by sponsorships, advertising and ticket sales from local events when those events are held. Advertising revenues are driven primarily by the volume, price and mix of advertisements published, as well as how many local events are held.

We publish more than 300 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 12% of our total revenues and 42% of our Business Information Division revenues for the year ended December 31, 2011. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published. This is primarily affected by the number of residential mortgage foreclosures in the 14 markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

We sell our business information products, including our DataStream and Federal News products and services, primarily through subscriptions. For the year ended December 31, 2011, our subscription and other revenues, which consist primarily of subscriptions, single-copy sales, transcriptions and access to state and federal legislative information, accounted for 8% of our total revenues and 28% of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At December 31, 2011, we had such deferred revenue on our balance sheet in the amount of $8.0 million. Subscription and other revenues are primarily driven by the number of copies sold and the subscription rates charged to customers.

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

•

Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from two to thirty years;

•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from one to thirty years; and

•

Fair value adjustments on earnout liabilities, which consists of non-cash adjustments to estimates of earnouts to be paid to sellers of businesses we acquire, based on management’s estimated fair value of the earnout liability at each reporting date.

Total operating expenses as a percentage of revenues were 86% in 2011, and depend upon our mix of business from Professional Services, which is typically our higher margin revenue, and Business Information. This mix may continue to shift between fiscal periods and over time as Professional Services revenues continue to grow at a faster pace that Business Information revenues.

Equity in Earnings of Affiliates

The Detroit Legal News Publishing, LLC. We own 35% of the membership interests in The Detroit Legal News Publishing, LLC (“DLNP”), the publisher of The Detroit Legal News and ten other publications. We account for our investment in DLNP using the equity method. For the years ended December 31, 2011, 2010 and 2009, our percentage share of DLNP’s earnings was $2.2 million, $4.7 million and $4.9 million, respectively, which we recognized as operating income. This is net of amortization of $1.5 million for each period. NDeX handles all public notices required to be published in connection with files it processes for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources—Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.

Under the terms of the amended and restated operating agreement for DLNP, on a date that is within 60 days prior to November 30, 2011, and each November 30th after that, each member of DLNP has the right, but not the obligation, to deliver a notice to the other members, declaring the value of all of the membership interests of DLNP. Upon receipt of this notice, each other member has up to 60 days to elect to either purchase his, her or its pro rata share of the initiating member’s membership interests or sell to the initiating member a pro rata portion of the membership interest of DLNP owned by the non-initiating member. Depending on the election of the other members, the member that delivered the initial notice of value to the other members will be required to either sell his or her membership interests, or purchase the membership interests of other members. The purchase price payable for the membership interests of DLNP will be based on the value set forth in the initial notice delivered by the initiating member. No notice of such right was given by any member in 2011.

Other. Other than DLNP, as of December 31, 2011, we have one additional equity method investment. In 2010, we invested in 19.5% of the membership interests in BringMetheNews, LLC (“BMTN”). The net investment balance in BMTN at December 31, 2011 and 2010, is $0.6 million and 0.7 million, respectively.

On December 31, 2009, we sold our investment in GovDelivery in connection with its merger with Internet Capital Group. We received $3.6 million in cash upon the consummation of the sale, with an additional $0.6 million held back for the payment of indemnification claims pursuant to the terms of the merger agreement. Accordingly, we recorded a gain on our sale of this investment in 2009 in the amount of $2.4 million, which was included in other income in our consolidated statement of operations for the year ending December 31, 2009. We received the full amount held back, and have included this as other income of $0.4 and $0.2 million for the years ended December 31, 2011 and 2010, respectively.

You should refer to “Recent Developments” earlier in this annual report for information about the change in our ownership in DiscoverReady, NDeX and LISA during the years ended December 31, 2011, 2010 and 2009.

Noncontrolling Interest

Noncontrolling interests in NDeX, DiscoverReady, and LISA consisted of the following as of December 31, 2011, 2010, and 2009:

		December 31,
Entity	NCI Holder	2011	2010	2009
NDeX	APC Investments, LLC	—	—	2.5%
	Feiwell & Hannoy	—	—	1.7%
	Sellers of Barrett-NDEx (as a group)	6.2%	6.2%	6.1%

		6.2%	6.2%	10.3%

DiscoverReady	DR Holdco, LLC	10.0%	14.7%	15.0%
LISA	Telran, Inc.	28.0%	50.0%	n/a

Under the terms of the NDeX operating agreement, each month, we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. We paid the following distributions during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years Ended December 31,
	2011	2010	2009
APC Investments	$—	$113	$1,607
Feiwell & Hannoy	—	48	363
Sellers of Barrett-NDEx (as a group)	248	480	1,270

Total	$248	$641	$3,240

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

The DiscoverReady operating agreement does not require us to pay any monthly cash distributions to DR Holdco; however, we are obligated to make distributions to DR Holdco to pay its tax liabilities. During the years ended December 31, 2011 and 2010, we made distributions of $0.3 million and $1.0 million to DR Holdco.

We are required to record the redeemable noncontrolling interests (“NCI”) in NDeX and DiscoverReady to their redemption amounts at each reporting period. The NDeX NCI is adjusted to the estimated redemption amount at each reporting period based on the formula as discussed above. The DiscoverReady NCI is adjusted to fair value each period. During the year ended December 31, 2011, the adjustments recorded to the NCI for NDeX were $(7.5) million net of tax, and the adjustments recorded to the NCI for DiscoverReady were $1.3 million net of tax. Please see our audited consolidated statements of stockholders’ equity and comprehensive income, as well as Note 1 to our audited consolidated financial statements, included in this annual report on Form 10-K for further information regarding accounting for noncontrolling interests and its implications to our financial statements.

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

Business Combinations and Earnout Liabilities

We have acquired a number of businesses during the last several years, and we expect to acquire additional businesses in the future. In a business combination, we determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities, including earnouts payable. The fair value of the acquired business is allocated to the acquired assets and assumed liabilities in amounts equal to the fair value of each asset and liability, and any remaining fair value of the acquired business is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable, finite-lived intangible assets, such as mastheads, trade names and advertising, subscriber and other customer lists, are amortized over the intangible asset’s estimated useful life. The estimated useful life of amortizable identifiable intangible assets ranges from two to thirty years. Goodwill, as well as other intangible assets determined to have indefinite lives, is not amortized. In determining the amount to record for earnouts payable, at acquisition date we consider the likelihood of earnout targets being achieved, including multiple scenarios of such, and record a liability for the fair value of such amount. Earnout liabilities are adjusted each reporting period based on revised estimates of the fair value of expected future payments, if appropriate, with any adjustment to the fair value recorded in operating expense. Accordingly, the accounting for acquisitions has had, and will continue to have, a significant impact on our operating results.

During the year ended December 31, 2011, we applied business combination accounting to the acquisition of ACT on July 25, 2011. See Note 3 to our consolidated financial statements included in this annual report on Form 10-K for more information about the application of business combination accounting to these acquisitions.

Revenue Recognition

We recognize mortgage default processing service revenues on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make significant estimates as to the appropriate length of the revenue recognition period and allocation of revenues within those periods. We base these estimates primarily upon our historical experience and our knowledge of processing cycles in each of the states in which we do business, as well as recent legislative changes which impact the processing period. Our revenue recognition periods for mortgage default processing services revenues ranges from one to nineteen months. Because of the extended time over which we may recognize these revenues, we carry a balance of deferred revenues on our balance sheet, representing revenues billed but not yet earned. As of December 31, 2011 and 2010, we recorded an aggregate $12.3 million and $14.4 million, respectively, as deferred revenues related to mortgage default processing services on our balance sheet.

Services related to litigation support are billed primarily based upon the volume of data that we manage, the number of documents that we review, the type of technology utilized, the number of consulting hours employed, the size and complexity of the matter, and the requirements of the court or client. We recognize such revenues during the month in which the services are provided. Revenue is recognized as the services are rendered, our fee becomes fixed or determinable, collectability is reasonably assured and we have persuasive evidence of an arrangement.

In the case of Counsel Press, revenue is recognized when our final appellate product is filed with the court. Within DiscoverReady, contracts with our customers frequently contain multiple service deliverables. Our multiple element service offerings include data processing, review services, production and hosting. Based on our evaluation of each deliverable, we have determined that each of these services have standalone value to our customers and represent separate units of accounting. Allocation of the total arrangement consideration to each unit of accounting is determined at arrangement inception based on each unit’s relative selling price. For those multiple element arrangements in which a unit of accounting is priced at an amount less than its estimated selling price, we use the relative selling price method to allocate the discount proportionately to each unit of accounting in the arrangement.

When available, we use vendor specific objective evidence to determine the selling price of a unit of accounting. If vendor specific objective evidence does not exist, we use third-party evidence of the selling price for similar services. For units of accounting in which there is no vendor specific objective evidence or third-party evidence of selling price, the best estimate of selling price is used.

In most cases, DiscoverReady bills its customers each month for the services provided. Amounts billed in excess of the amounts allocated to each unit of accounting for which the revenue recognition criteria have been satisfied are recorded as deferred revenue on our consolidated balance sheet until all revenue recognition criteria have been satisfied. At December 31, 2011, we recorded an aggregate $1.2 million as deferred revenue related to litigation support services on our balance sheet. We had no such deferred revenue on our balance sheet at December 31, 2010.

We record revenues recognized for services performed, but not yet billed, to our customers as unbilled services. As of December 31, 2011 and 2010, we recorded an aggregate $16.8 million and $13.9 million, respectively, as unbilled services and included these amounts in accounts receivable on our balance sheet.

Intangible Assets and Other Long-Lived Assets

We test our indefinite-lived intangible assets and goodwill annually for impairment using a November 30 measurement date. Our reporting units for purposes of goodwill impairment testing are Business Information, Mortgage Default Processing, DiscoverReady and Counsel Press. We test all finite-lived intangible assets and other long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. We conduct interim impairment tests of our goodwill whenever circumstances or events indicate that it is more likely than not that the fair value of one of our reporting units is below its carrying value. Circumstances that could represent triggering events and therefore require an interim impairment test of goodwill or evaluation of our finite-lived intangible assets or other long lived assets include the following: loss of key personnel, unanticipated competition, higher or earlier than expected customer attrition, deterioration of operating performance, significant adverse industry, economic or regulatory changes or a significant decline in market capitalization.

Adverse changes in the business climate, earlier than expected customer attrition and deterioration of operating performance in certain stand-alone businesses within the Business Information reporting unit (which we determined to be asset groups) prompted us to perform impairment tests on these stand-alone businesses’ finite-lived intangibles and property and equipment in the fourth quarter of 2011. Recoverability of these assets was evaluated and this process indicated that the carrying values of the asset groups were not recoverable, as the expected undiscounted future cash flows to be generated by them were less than their carrying values. The related impairment loss was measured based on the amount by which the asset group’s carrying value exceeded its fair value. Asset group fair values were determined using a combination of discounted cash flows and a market approach. As a result, we recorded $1.2 million in non-cash impairment charges in 2011 to reduce the carrying value of long-lived assets within these asset groups.

We periodically evaluate the estimated economic lives and related amortization expense for our finite-lived intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements and current and projected cash flows. The determination of useful lives and whether long-lived assets are impaired includes the use of accounting estimates and assumptions, changes in which could materially impact our financial condition and operating performance if actual results differ from such estimates and assumptions. During the year ended December 31, 2011, we revised the remaining estimated useful lives of intangible assets in connection with the impairment recorded on certain assets as discussed above. We did not revise any existing lives of our other finite-lived intangible assets.

At December 31, 2011, we had total goodwill of $276.9 million, which was allocated to our four reporting units as follows: Business Information ($62.9 million); Mortgage Default Processing Services ($131.7 million); DiscoverReady ($74.5 million); and Counsel Press ($7.8 million). We have completed our annual test for impairment of goodwill and have determined that there is no impairment of our goodwill for the year ended December 31, 2011.

The first step of our test for impairment of goodwill requires us to estimate the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying value. We determined the fair value of our reporting units using a discounted cash flow approach and a comparative market approach. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The comparative market approach provides indications of value based on market multiples for public companies involved in similar lines of business. The fair values derived from these valuation methods were then weighted (50% to each approach) to determine an estimated fair value for each reporting unit, which is compared to the carrying value of each reporting unit to determine whether impairment exists. We then compared the total values for all reporting units to our market capitalization as a test of the reasonableness of our approach.

To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and we must perform the second step of the impairment test. The second step involves assigning the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities as if the reporting unit had been acquired in a business combination in order to determine the implied fair value of the reporting unit’s goodwill as of the testing date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying value of goodwill to quantify an impairment charge, if any, as of the assessment date. Because the carrying value of each of our reporting units did not exceed their respective fair values, we did not need to perform this second step.

In determining the fair values of our reporting units, we were required to make a number of assumptions. Any variance in these assumptions could have a significant effect on our determination of goodwill impairment. These assumptions included our actual operating results, future business plans, economic projections and market data as well as estimates by our management regarding future cash flows and operating results. Further, we cannot predict what future events may occur that could adversely affect the reported value of our goodwill. These events include, but are not limited to, any strategic decisions we may make in response to economic or competitive conditions affecting our reporting units and the effect of the economic and regulatory environment on our business. If we are required to take an impairment charge in the future, it could have a material effect on our consolidated financial statements because of the significance of goodwill to our consolidated balance sheet. However, any such charge, if taken, will not have any impact on our ability to comply with the covenants contained in our credit agreement because impairment charges are excluded from the calculation of adjusted EBITDA for purposes of meeting the fixed charge coverage and total cash flow leverage ratios and because there is no net worth minimum covenant. Future credit agreements may, however, contain covenants that may be impacted by such non-cash impairment charges.

We prepared our discounted cash flow analysis in the same manner as we have prepared it in prior years. We determined all significant assumptions based on market and regulatory conditions at the impairment testing date. The key assumptions we used in preparing our discounted cash flow analysis are (1) projected cash flows, (2) risk adjusted discount rates, and (3) expected long term growth rates. Because each of our reporting units has unique characteristics, we developed these assumptions separately for each unit. We based our projected cash flows on our actual 2011 operating results through November 30 and on budgeted operating amounts for 2012. We have assumed long-term growth rates of 4.0% for all reporting units with the exception of Business Information, for which we used 2.5%. We believe our growth factors are reasonable given the balance in our revenue streams and the countercyclical nature of public notice advertising and default mortgage processing services revenues. We used risk-adjusted discount rates ranging between 10.7% to 11.7% for each reporting unit, which were calculated using an estimated cost of debt and equity.

We based our comparative market approach on the valuation multiples as of November 30, 2011 (enterprise value divided by EBITDA) of a selected group of peer companies in the business information and the business process outsourcing industries.

Two of our reporting units, Business Information and Mortgage Default Processing Services, have foreclosure-related revenues. As described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Regulatory Environment” and “Item 1A—Risk Factors” earlier in this report, there has been new and proposed legislation, along with lender-based programs, aimed at delaying or preventing residential mortgage foreclosures. Beginning in late 2010 and continuing through 2011, these changes have had a significant effect on the revenues in these reporting units, which directly impacts the estimated fair value under the comparative market approach. We believe, however, that these changes have had the effect of delaying, not eliminating, the pending foreclosure work that remains. We continue to monitor proposed legislation, lender-based programs and other changes in the regulatory environment and their impact on our reporting units to determine whether a triggering event has occurred.

A summary of the fair values under each approach, along with the estimated fair value for Business Information and Mortgage Default Processing Services, as compared to the carrying value, was as follows (amounts in millions):

	Estimated Fair Value
Reporting Unit	Discounted Cash Flow Approach	Comparative Market Approach	Estimated Fair Value	Carrying Value	Excess
Business information	$187.2	$113.4	$150.3	$101.0	48.8%
Mortgage default processing services	$405.1	$243.3	$324.2	$272.4	19.0%

Accordingly, there is no goodwill impairment under our analysis for any reporting unit. However, this calculation is highly sensitive and any change in our key assumptions about our reporting units or their prospects could result in a future impairment charge. The Counsel Press and DiscoverReady reporting units are not shown in the table above because their estimated fair values far exceeded their carrying values.

We believe that the estimated fair values of our reporting units are reasonable. We have consistently used these approaches in determining the value of our goodwill and these types of analyses are used by the research analysts that follow us.

As a test of the reasonableness of the aggregate estimated fair value of our reporting units, we compared the aggregate fair value to the fair value of the Company, as a whole. We computed the Company’s fair value, as of November 30, 2011, by (1) multiplying: (a) the closing price for a share of our common stock as reported by the New York Stock Exchange ($9.13) by (b) the number of outstanding shares of our common stock; (2) adding a control premium of 12%; and (3) adding the fair value of our long-term debt and seller financing, which were the only assets or liabilities that we did not allocate to reporting units. We have applied a control premium to our market capitalization analysis because such premiums are typically paid in acquisitions of publicly traded companies. These control premiums represent the ability of an acquirer to control the operations of the business. We based our control premium on a study of premiums paid in recent sales transactions. Using the approach described above, our company had an estimated fair value of $548.5 million, which is less than the aggregate estimated fair value of our reporting units.

While the market capitalization is typically a good indicator of the reasonableness of our primary approaches in evaluating the impairment of goodwill, we do not believe it is the most appropriate indicator of the fair value of our business at this time. We believe that the decline in and sustained level of our stock price has been influenced, in large part, by the current factors affecting the mortgage foreclosure processing market, which has a direct impact on the results of operations of our Business Information and Mortgage Default Process Services reporting units. We believe these factors have had the effect of temporarily slowing down, and not eliminating, the referral of default files for processing. Accordingly, we believe that a variance between market capitalization approach and fair value can exist and that difference could be significant at points in time due to intervening macroeconomic influences.

We will continue to evaluate whether circumstances and events have changed, thereby requiring us to conduct an interim test of our goodwill and other finite-lived assets. In particular, if we continue to see an uncertain political and regulatory environment regarding mortgage foreclosures, the tight credit markets, and the volatility of our stock price with any resulting decline in our market capitalization, along with other uncertainties an interim impairment measurement of our goodwill and other finite-lived assets may be triggered. This could result in a future material goodwill impairment charge, which could materially adversely impact our operating results in the period in which such charge is recorded.

Fair Value of DiscoverReady’s Noncontrolling Interest

Because DiscoverReady’s noncontrolling interest (“NCI”) is redeemable outside of our control, we are required to adjust it to fair value at each reporting period. We determine the fair value of the redeemable NCI in DiscoverReady using a market approach. In 2011, we increased the value of the noncontrolling interest in DiscoverReady by $2.1 million ($1.3 million net of tax) as a result of this adjustment.

Share-Based Compensation Expense

Under our incentive compensation plan, we have reserved for issuance 4.8 million shares of common stock (which was increased in 2010 from 2.7 million shares), of which approximately 1.8 million shares were available for grant as of December 31, 2011. Our incentive compensation plan provides for awards in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, deferred shares, performance units and other stock-based awards. We recognize all share-based payments to employees and non-employee directors, including grants of stock options and shares of restricted stock, based on the estimated fair value of the equity or liability instruments issued. We estimate the fair value of share-based awards at the grant date, with compensation expense recognized as the requisite service is rendered. We have not issued any market/performance based awards.

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

See Note 18 to our consolidated financial statements included in this annual report on Form 10-K for more information about our share-based compensation expense.

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

See Note 14 to our consolidated financial statements included in this annual report on Form 10-K for more information pertaining to income taxes.

Accounts Receivable Allowances

We extend credit to our customers, including advertisers, public notice publishers, professional service customers and others, based upon an evaluation of each customer’s financial condition, and collateral is generally not required. For amounts due from customers with due dates in excess of one year, we record such balances in accounts receivable, long-term, at a discounted amount. We establish allowances for doubtful accounts based on estimates of losses related to customer receivable balances. Specifically, we use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable.

At December 31, 2011, we had a significant concentration of credit risk relating to amounts due from NDeX’s eight law firm customers. Of our total consolidated net receivable balance, $38.9 million, or 53.9%, was related to amounts due from these customers, and includes both billed and unbilled amounts. Billed amounts represent $31.2 million, or 43.2%, of our total consolidated net receivable balance. Partially offsetting our total accounts receivable exposure for these law firm customers is deferred revenue, for amounts billed but not yet earned, in the amount of $12.3 million, which represents 31.7% of the total balances due. We do not carry an allowance for doubtful accounts as it relates to these law firm customers as we have not experienced any write-offs with these customers in the past.

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

RESULTS OF OPERATIONS

The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Year Ended December 31,
	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues
Revenues:
Professional Services	$207,077	72.5%	$223,069	72.7%	$172,535	66.9%
Business Information	78,493	27.5%	83,826	27.3%	85,397	33.1%

Total revenues	285,570	100.0%	306,895	100.00%	257,932	100.0%

Operating expenses:
Professional Services	180,410	63.2%	168,593	54.9%	130,281	50.5%
Business Information	71,492	25.0%	66,929	21.8%	63,653	24.7%
Unallocated corporate operating expenses	8,269	2.9%	11,266	3.7%	12,803	5.0%
Fair value adjustments on earnout liabilities	(15,788)	(5.5)%	1,071	0.3%	—	—%
Impairment of long-lived assets	1,179	0.4%	—	—%	—	—%

Total operating expenses	245,562	86.0%	247,859	80.8%	206,737	80.2%
Equity in earnings of affiliates	2,118	0.7%	4,580	1.5%	4,615	1.8%

Operating income	42,126	14.8%	63,616	20.7%	55,810	21.6%
Interest expense, net	(6,573)	(2.3)%	(7,543)	(2.5)%	(7,206)	(2.8)%
Non-cash interest income related to interest rate swaps	286	0.1%	1,185	0.4%	1,134	0.4%
Other income, net	287	0.1%	197	0.1%	3,847	1.5%

Income from continuing operations before income taxes	36,126	12.7%	57,455	18.7%	53,585	20.8%
Income tax expense	(13,683)	(4.8)%	(21,771)	(7.1)%	(18,735)	(7.3)%

Income from continuing operations	22,443	7.9%	35,684	11.6%	34,850	13.5%
Discontinued operations, net of tax benefit	(1,117)	(0.4)%	(443)	(0.1)%	(253)	(0.1)%

Net income	21,326	7.5%	35,241	11.5%	34,597	13.4%
Less: Net income attributable to redeemable noncontrolling interests	(1,833)	(0.6)%	(2,886)	(0.9)%	(3,784)	(1.5)%

Net income attributable to The Dolan Company	$19,493	6.8%	$32,355	10.5%	$30,813	11.9%

Income from continuing operations attributable to The Dolan Company per share: Basic and diluted	$0.68		$1.08		$1.04
Weighted average shares outstanding:
Basic	30,141		30,151		29,832
Diluted	30,223		30,314		29,916

Year Ended December 31, 2011

Compared to Year Ended December 31, 2010

Revenues

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total Revenues	$285.6	$306.9	$(21.3)	(6.9)%

Our total revenues declined primarily as a result of a $33.9 million decrease in our mortgage default processing services revenues, partially offset by an $17.9 million increase in our litigation support services revenues. The increase in litigation support services revenues is primarily a result of the revenues generated from our newly acquired ACT operations. The decrease in mortgage default processing services revenues was driven largely by a decrease in the number of new foreclosure files received for processing. Our Business Information revenues were down $5.3 million from the prior year, primarily due to decreased public notice revenues of $12.7 million, offset somewhat by increases in revenues due to businesses we acquired in 2010. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 72.5% and 72.7% of our total revenues from our Professional Services Division and 27.5% and 27.3% of our total revenues from our Business Information Division for the years ended December 31, 2011 and 2010, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 45.6% and 53.5% of our total revenues in 2011 and 2010, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 26.9% and 19.2% of our total revenues in 2011 and 2010. This change in mix resulted primarily from the ACT Litigation acquisition in 2011, as well as general economic conditions in the markets our NDeX and business information products serve. We expect that, in 2012, total revenues in our Professional Services Division will continue to increase year-over-year and as a percentage of our total revenues, particularly those revenues in our litigation support services segment.

Operating Expenses

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total operating expenses	$245.6	$247.9	$(2.3)	0.9%
Direct operating expenses	126.5	119.0	7.4	6.2%
Selling, general and administrative expenses	106.8	102.2	4.6	4.5%
Amortization expense	18.9	15.8	3.1	19.6%
Depreciation expense	8.0	9.8	(1.8)	(18.0)%
Fair value adjustments on earnout liabilities	(15.8)	1.1	(16.9)	not meaningful
Impairment of long-lived assets	1.2	0.0	1.2	not meaningful

Total operating expenses as a percentage of revenues increased to 86.0% for the year ended December 31, 2011, from 80.8% for the year ended December 31, 2010, largely as a result of decreased revenues in our mortgage default processing services business and lower public notice revenues in our business information division, which are typically higher margin revenue streams than some of our other business lines.

Direct Operating Expenses. The increase in direct operating expenses consisted of a $5.0 million increase in our Professional Services Division and a $2.5 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these increases. Direct operating expenses as a percentage of total revenues increased to 44.2% for 2011, from 38.8% for 2010.

Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $6.9 million increase in our Professional Services Division and a $0.7 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

Unallocated corporate costs decreased by $3.0 million, partially offsetting the increases in our two divisions. In addition to cost control efforts put in place throughout 2011, unallocated expenses are down from 2010 because we allocated out a greater amount of technology costs ($1.0 million increase) to the divisions to more accurately reflect the usage of such costs. Additionally, we increased our allocations for health insurance ($1.4 million increase) based on anticipated headcount increases in 2011 and to account for large claims that were incurred in late 2010. Total medical insurance costs for the company are down slightly from 2010.

Selling, general and administrative expense as a percentage of revenue increased to 37.4% for 2011 from 33.3% for 2010, due largely to the decreased revenues in our mortgage default processing services business and lower public notice revenues in our business information division.

Fair Value Adjustments on Earnout Liabilities. Fair value adjustments on earnout liabilities consists of $12.8 million for the Professional Services Division and $3.0 million for the Business Information Division, largely a result of adjustments to the ACT and DataStream earnouts, respectively. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding these items.

Impairment of Long-Lived Assets. As a result of certain triggering events in 2011, we tested certain long-lived assets in the Business Information Division for impairment and, as a result, recorded impairment charges of $1.2 million in the aggregate. You should refer to the more the detailed discussion in “Business Information Division Results” below for more information regarding this.

Depreciation and Amortization Expense. Our depreciation expense decreased primarily as a result of a large portion of the software associated with the Barrett-NDEx acquisition becoming fully depreciated in 2010, offset somewhat by increased depreciation recorded on the newly acquired ACT assets. Our amortization expense increased because of the amortization of the intangible assets acquired as part of the ACT acquisition in July 2011, and the DataStream acquisition in December 2010.

Interest Expense, Net

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total interest expense, net	$6.6	$7.5	$(0.9)	(12.5)%
Interest on bank credit facility	4.6	3.9	0.6	16.3%
Cash interest expense on interest rate swaps	1.5	2.5	(1.0)	(38.8)%
Amortization of deferred financing fees	0.4	0.9	(0.5)	(57.1)%
Other	0.1	0.3	(0.1)	(51.5)%

Interest expense related to our bank credit facility increased $0.6 million in 2011, driven primarily by an increase in our average outstanding borrowings from $140.9 million in 2010, to $155.7 million in 2011. This increase is due, in part, to funds borrowed to fund our acquisition of ACT in July 2011. Cash interest incurred on our interest rate swaps decreased primarily as a result of a decrease in the notional amount of our swaps, due to the maturity on March 31, 2011, of a swap agreement with a notional amount of $25 million, and, to a lesser extent, interest rate changes. Amortization of deferred financing fees decreased in 2011 as a result of the write-off in 2010 of certain financing fees related to our previous credit facility.

Non-Cash Interest Income Related to Interest Rate Swaps

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Non-Cash Interest Income Related to Interest Rate Swaps	$0.3	$1.2	$(0.9)	(75.9)%

Non-cash interest income related to the interest rate swap for which we did not apply hedge accounting decreased $0.9 million as a result of the change in the fair value through the maturity of the swap in March 2011. We do not expect to have non-cash interest expense related to interest rate swaps in the foreseeable future, as we apply hedge accounting to our current interest rate swaps.

Equity in Earnings of Affiliates

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Equity in Earnings of Affiliates	$2.1	$4.6	$(2.5)	(53.8)%

Equity in earnings of affiliates decreased primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are the result of a reduction in public notice placements in their newspapers due to decreased foreclosure and workout volumes in the markets it serves.

Income Tax Expense

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Income tax expense	$13.7	$21.8	$(8.1)	(37.2)%
Effective tax rate	37.9%	37.9%

Income tax expense decreased in 2011 as compared to 2010 due to a reduction in income.

Professional Services Division Results

Revenues

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total Professional Services Division revenues	$207.1	$223.1	$(16.0)	(7.2)%
Mortgage default processing revenues	130.4	164.3	(33.9)	(20.6)%
Litigation support services revenues	76.7	58.8	17.9	30.4%

Our revenues declined primarily as a result of decreased revenues in our mortgage default processing services segment. Revenues in this segment were down primarily due to decreased file volumes in many of the markets we serve as well as a change in the mix of types of files received for processing. While our total files received for processing for the year ended December 31, 2011, was down only 16.3%, from 378,800 mortgage default case files for the year ended December 31, 2010, to 317,200 mortgage default case files for the year ended December 31, 2011, we experienced a change in the mix of the types of files. New foreclosure files, which tend to require more processing from NDeX and are therefore higher revenue files, were down nearly 30% from 2010. This was offset somewhat by a greater number of lower revenue files, such as foreclosure restarts and mediations. We believe these file volume decreases and mix changes are attributed to continued marketplace and regulatory dynamics that began in 2010 that have caused many large loan servicers to temporarily slow down and reduce the referral of defaulted files for foreclosure processing while they review their processes and practices.

The Barrett law firm, Albertelli Law and Trott & Trott each accounted for more than 10%, and together accounted for approximately 83% of our mortgage default processing services segment and 52% of our Professional Services Division revenues for 2011. The Barrett Law Firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 71% of our mortgage default processing services segment and 52% of our Professional Services Division revenues in 2010.

The increase in litigation support services revenues resulted primarily from the newly acquired ACT operations in July 2011. On a pro forma basis for 2011, including the period of time during which ACT was under previous ownership, litigation support services revenues grew by 26% as compared to 2010, due largely to increased revenues at ACT, along with approximately 3% growth in our pre-existing businesses. Because of DiscoverReady’s continued efforts to diversify its customer base, as well as the addition of the ACT operations, we had just one customer in excess of 10% of segment revenues for 2011, accounting for 34% of such revenues. This compares to 2010, when one customer was nearly 50% of segment revenues.

Operating Expenses—Mortgage Default Processing Services

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total operating expenses	$118.6	$125.0	$(6.4)	(5.1)%
Direct operating expenses	65.0	68.2	(3.2)	(4.7)%
Selling, general and administrative expenses	39.6	39.2	0.4	1.0%
Amortization expense	10.0	10.0	—	(0.1)%
Depreciation expense	3.6	6.5	(2.9)	(45.1)%
Fair value adjustment on earnout liabilities	0.5	1.1	(0.6)	(54.5)%

Direct operating expenses decreased largely as a result of decreased file volumes and steps taken to reduce our costs at NDeX, although the decrease was not in proportion to the file volume decrease. Processing costs in many of our locations have not decreased in proportion to revenue and volume declines as a result of increased demands, additional tasks, time spent attending to servicer audits, and process changes required by the customers of our law firm customers, each requiring additional processing work for our employees. Selling, general and administrative expenses decreased slightly from 2010. While measures have been put in place to reduce costs as a result of lower file volumes, selling, general and administrative expenses have also been effected by new client requirements placed on us, primarily in terms of increased requirements as it relates to information security and technology. Also, increased personnel costs due to growing volumes in Florida, along with added headcount as we program our case management system to accommodate Florida, California and Texas files, have added to total selling, general and administrative expenses. Depreciation expense decreased as a result of a large portion of the software associated with the Barrett-NDEx acquisition becoming fully depreciated in 2010.

Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 91.0% for 2011, from 76.1% for 2010. This increase was primarily a result of a reduction in revenues, without the ability to reduce costs in proportion to this reduction as discussed above.

Operating Expenses—Litigation Support Services

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total operating expenses	$49.0	$44.7	$4.3	9.7%
Direct operating expenses	31.5	23.3	8.2	35.3%
Selling, general and administrative expenses	24.4	17.9	6.5	36.2%
Amortization expense	4.5	2.8	1.7	58.6%
Depreciation expense	1.9	0.7	1.2	190.4%
Fair value adjustment on earnout liabilities	(13.2)	—	(13.2)	not meaningful

The increase in total operating expenses is due in large part to the increased costs associated with operating the newly acquired ACT business. In the pre-existing business, direct operating expenses increased $0.9 million as a result of increased revenues, and selling, general and administrative expenses increased $2.7 million primarily as a result of an increase in personnel and facility costs as we continue to invest in and grow our DiscoverReady business, as well as approximately $0.7 million related to the acquisition costs related to ACT. The increase in depreciation and amortization is largely due to the newly acquired ACT assets. The fair value adjustment on earnout liabilities is related to changes in estimates on the earnout liabilities payable to the sellers of ACT.

Excluding the impact of the fair value adjustment on earnout liabilities, total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 81.2% for 2011, from 76.0% for 2010, which was largely a result of the increased selling, general and administrative expenses at DiscoverReady as discussed above.

Business Information Division Results

Revenues

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total Business Information Division Revenues	$78.5	$83.8	$(5.3)	(6.4)%
Display and classified advertising revenues	23.0	22.4	0.5	2.4%
Public notice revenues	33.2	45.9	(12.7)	(27.6%)
Subscription-based and other revenues	22.3	15.5	6.8	44.2%

Our revenues declined primarily as a result of decreased foreclosure-related public notice revenues. Throughout 2011, we experienced softness in overall public notice revenues as lenders continued to place increased scrutiny on their foreclosure practices, delaying foreclosure-related public notice placements in our publications. Increased revenues from our 2010 acquisitions, which are included in subscription-based and other revenues, helped somewhat offset the public notice revenue declines, as did modest gains in advertising revenues due in part to growth in our events.

Operating Expenses

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total operating expenses	$69.6	$66.9	$2.7	4.1%
Direct operating expenses	30.0	27.6	2.5	8.9%
Selling, general and administrative expenses	35.2	34.5	0.7	2.1%
Amortization expense	4.4	2.9	1.5	49.4%
Depreciation expense	1.8	1.9	(0.1)	(2.6)%
Fair value adjustment on earnout liabilities	(3.0)	—	(3.0)	not meaningful
Impairment of long-lived assets	1.2	—	1.2	not meaningful

Operating expenses increased primarily as a result of costs associated with operating the businesses we acquired in 2010. Total operating expenses from the pre-existing businesses were down $4.3 million year-over-year, largely as a result of cost savings initiatives and other expense reductions put in place as a result of lower revenues, along with decreased production costs resulting from fewer public notice placements in our publications.

In the fourth quarter of 2011, management revised its estimates of the earnouts to be paid in connection with the DataStream acquisition, resulting in a reduction of $3.1 million to the liability recorded. This amount is included in fair value adjustments on earnout liabilities.

In 2011, adverse changes in the business climate, earlier than expected customer attrition and deterioration of operating performance in certain stand-alone businesses within the Business Information Division required us to perform impairment tests on these certain stand-alone businesses’ long-lived assets. Recoverability of these assets was measured and this process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them were less than their carrying values. As a result, we recorded $1.2 million in non-cash impairment charges in 2011 to reduce the carrying value of certain assets, primarily software and customer lists.

Excluding the impacts of the fair value adjustment on earnout liabilities, and the impairment of long-lived assets, total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 91.1% for 2011, from 79.8% for 2010, due primarily to reduced foreclosure activity reflected in the decrease of our public notice revenues.

Discontinued Operations

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Discontinued operations, net of tax benefit	$(1.1)	$(0.4)	$0.7	not meaningful

During the fourth quarter of 2011, management committed to sell two of our smallest-market stand-alone businesses within the Business Information Division. We are currently negotiating with prospective buyers of our Mississippi Business Journal and Colorado Springs Business Journal and related assets. At December 31, 2011, we classified the net assets and liabilities of these operations as assets held for sale and reported the results of the businesses in discontinued operations. Included in the results of the operations of these businesses in 2011 is a non-cash impairment charge of $0.7 million on long-lived assets, primarily related to customer lists. Additionally, we accrued $0.4 million in estimated exit costs. The net assets and liabilities of these operations are included in other assets at December 31, 2010.

Year Ended December 31, 2010

Compared to Year Ended December 31, 2009

Revenues

	For the Years Ended December 31,
	2010	2009	Change
	($’s in millions)
Total revenues	$306.9	$257.9	$49.0	19.0%

Our total revenues increased primarily as a result of increased revenues in our litigation support services segment, driven by our DiscoverReady business which we acquired in November 2009. DiscoverReady’s revenues grew $37.3 million in 2010 compared to 2009 when we only owned them for two months. These operations generated $43.4 million in revenues during 2010 (the DiscoverReady operations generated $25.9 million in 2009, of which $19.8 million was generated under previous ownership and thus not included in our operating results for 2009). The increase in mortgage default processing services revenues of $12.8 million was primarily driven by a $10.3 million increase in revenues from our NDeX Florida operations acquired in 2009. In 2010, these operations received 36,200 files for processing, compared to 15,600 files received in 2009 (which includes 11,400 files received in the first nine months of 2009 when we did not own them). NDeX’s total file volume increased by 29,300 files, from 349,500 in 2009 to 378,800 in 2010. Refer to the revenue discussion below in “Professional Services Division Results” for more discussion on NDeX’s file volume. Revenues in our Business Information Division declined $1.6 million in 2010. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 72.7% and 66.9% of our total revenues from our Professional Services Division and 27.3% and 33.1% of our total revenues from our Business Information Division for the years ended December 31, 2010 and 2009, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 53.5% and 58.7% of our total revenues in each of 2010 and 2009, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 19.2% and 8.2% of our total revenues in each of 2010 and 2009. This change in mix resulted primarily from the DiscoverReady acquisition in 2009, as well as general economic conditions in the markets our business information products serve.

Operating Expenses

	For the Years Ended December 31,
	2010	2009	Change
	($’s in millions)
Total operating expenses	$247.9	$206.7	$41.1	19.9%
Direct operating expense	119.0	93.2	25.8	27.7%
Selling, general and administrative expenses	102.2	87.2	15.0	17.1%
Amortization expense	15.8	16.9	(1.1)	(6.7)%
Depreciation expense	9.8	9.4	0.4	4.4%
Fair value adjustment on earnout liabilities	1.1	0.0	1.1	not meaningful

Total operating expenses as a percentage of revenues increased slightly to 80.8% for the year ended December 31, 2010 from 80.2% for the year ended December 31, 2009.

Direct Operating Expenses. The increase in direct operating expenses consisted of a $24.8 million increase in our Professional Services Division and a $1.0 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these increases. Direct operating expenses as a percentage of total revenues increased to 38.8% for 2010, from 36.1% for 2009.

Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $14.9 million increase in our Professional Services Division and a $2.5 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these increases.

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

Selling, general and administrative expense as a percentage of revenue was relatively constant at 33.6% for 2010 compared to 33.8% for 2009.

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

Interest Expense, Net

	For the Years Ended December 31,
	2010	2009	Change
	($’s in millions)
Total interest expense, net	$7.5	$7.2	$0.3	4.7%
Interest on bank credit facility	3.9	5.1	(1.1)	(21.8)%
Cash interest expense on interest rate swaps	2.5	1.7	0.8	48.8%
Amortization of deferred financing fees	0.9	0.3	0.6	237.2%
Other	0.3	0.2	—	8.0%

Interest expense related to our bank credit facility decreased $1.1 million in 2010. For 2010, our average outstanding borrowings on our credit facility were $140.9 million compared to $151.9 million for 2009. Additionally, the weighted average interest rate on those borrowings ranged from 2.3%—2.5% in 2010, compared to 2.4%—3.8% in 2009, therefore resulting in lower interest expense. Cash interest incurred on our interest rate swaps increased primarily as a result of the increase in the notional amount of our swaps, and, to a lesser extent, interest rate changes. Amortization of deferred financing fees increased as a result of the write-off in 2010 of certain financing fees related to our previous credit facility.

Non-Cash Interest Income Related to Interest Rate Swaps

	For the Years Ended December 31,
	2010	2009	Change
	($’s in millions)
Non-cash interest income related to interest rate swaps	$1.2	$1.1	$0.1	4.5%

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

Other Income

	For the Years Ended December 31,
	2010	2009	Change
	($’s in millions)
Other income	$0.2	$3.8	$(3.7)	(94.9)%

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

Income Tax Expense

	For the Years Ended December 31,
	2010	2009	Change
	($’s in millions)
Income tax expense	$21.8	$18.7	$3.0	16.2%
Effective tax rate	37.7%	34.9%

Income tax expense increased in 2010 over 2009 primarily as a result of higher income recorded in 2010, and an increase in our state income tax expense. Income tax expense for 2010, as a percentage of income before income taxes, was 37.7% compared to 34.9% for 2009. Income tax expense for 2009 was favorably impacted by the receipt of non-taxable life insurance proceeds which accounts for 1.1% of the rate differential year over year.

Professional Services Division Results

Revenues

	For the Years Ended December 31,
	2010	2009	Change
	($’s in millions)
Total Professional Services Division revenues	$223.1	$172.5	$50.5	29.3%
Mortgage default processing service segment revenues	164.3	151.5	12.8	8.4%
Litigation support services segment revenues	58.8	21.1	37.7	179.2%

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

For the year ended December 31, 2010, we received for processing approximately 378,800 mortgage default case files compared to approximately 349,500 mortgage default case files that we received for processing for the year ended December 31, 2009. Excluding the 36,200 files received by our operations in Florida, the file volume from our existing NDeX business was relatively flat year-over-year (less than 0.8% decrease), with some of our geographic locations experiencing growth, while other saw volume decreases. We believe these flat volumes were due, in part, to the various regulatory and marketplace dynamics experienced in 2010.

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

Operating Expenses—Mortgage Default Processing Services

	For the Years Ended December 31,
	2010	2009	Change
	($’s in millions)
Total operating expenses	$125.0	$114.0	$9.9	8.7%
Direct operating expense	68.2	60.3	7.9	13.0%
Selling, general and administrative expenses	39.2	34.9	4.3	12.3%
Amortization expense	10.0	12.5	(2.4)	(19.3)%
Depreciation expense	6.5	6.3	0.2	2.9%
Fair value adjustment on earnout liabilities	1.1	0.0	1.1	not meaningful

Total operating expenses in this segment increased largely as a result of the operating costs of our NDeX operations in Florida acquired in October 2009. These operations accounted for $5.9 million of the increase in direct operating expenses, and $3.8 million of the increase in selling, general, and administrative expenses. A portion of the increase in Florida’s direct operating expenses was due to investments being made to prepare for anticipated volume increases. These investments included personnel, facilities, and systems. Of the $3.8 million of selling, general and administrative expenses from the Florida operations, $1.1 million was attributable to the fair value adjustment related to the earnout liability recorded in connection with this acquisition. Direct operating expenses in our existing businesses increased $2.0 million, resulting from increased personnel and other processing costs incurred. These increases were due in part to legislation imposed in certain states that added steps to the foreclosure process and thus increased our processing costs. Selling, general and administrative expenses in our existing businesses increased due to an increase of $1.1 million in personnel costs and health insurance costs.

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

Operating Expenses—Litigation Support Services

	For the Years Ended December 31,
	2010	2009	Change
	($’s in millions)
Total operating expenses	$44.7	$16.3	$28.4	Not meaningful
Direct operating expense	23.3	6.3	16.9	Not meaningful
Selling, general and administrative	17.9	8.3	9.6	Not meaningful
Amortization expense	2.8	1.4	1.4	Not meaningful
Depreciation expense	0.7	0.2	0.5	Not meaningful

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

Business Information Division Results

Revenues

	For the Years Ended December 31,
	2010	2009	Change
	($’s in millions)
Total Business Information Division Revenues	$83.8	$85.4	$(1.6)	(1.8)%
Display and classified advertising revenues	22.4	22.9	(0.4)	(1.9)%
Public notice revenues	45.9	48.4	(2.4)	(5.0)%
Subscription and other revenues	15.5	14.2	1.3	9.1%

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

Operating Expenses

	For the Years Ended December 31,
	2010	2009	Change
	($’s in millions)
Total direct and selling, general and administrative expenses	$66.9	$63.7	$3.3	5.1%
Direct operating expense	27.6	26.5	1.0	3.9%
Selling, general and administrative expenses	34.5	32.1	2.5	7.6%
Amortization expense	2.9	3.1	(0.1)	(4.8)%
Depreciation expense	1.9	2.0	(0.1)	(3.1)%

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

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 79.8% for the year ended December 31, 2010 from 74.5% for the year ended December 31, 2009, largely as a result of a decrease in public notice revenues, which are higher margin revenues.

Off Balance Sheet Arrangements

We have not entered into any off balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of December 31, 2011 and 2010, as well as cash flows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	As of December 31,
	2011	2010
Cash and cash equivalents	$752	$4,862
Working capital (deficit)	(4,375)	2,418
Long-term debt, less current portion	168,724	131,568

	Years Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$41,302	64,423	$61,249
Net cash used in investing activities:
Acquisitions and investments	(69,369)	(17,808)	(56,878)
Capital expenditures	(7,868)	(9,124)	(2,998)
Net cash provided by (used in) financing activities	31,365	(35,688)	(4,549)

Cash Flows From Operating Activities

The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.

Net cash provided by operating activities for the year ended December 31, 2011, decreased $23.1 million, or 35.9%, to $41.3 million from $64.4 million for the year ended December 31, 2010. This decrease was largely attributable to the decrease in net income when compared to 2010, as well as a decrease in distributions received from DLNP as discussed below. The total change in operating assets and liabilities, net of effects of business combinations and discontinued operations, was a use of $7.4 million in 2011 compared to a use of $4.0 million in 2010. This increase in use of cash was largely a result of a decrease in pass-through liabilities related to NDeX’s California operations, due in part to lower volumes as well as the timing of payments. Net cash provided by operating activities for the year ended December 31, 2010, increased $3.2 million, or 5.2%, to $64.4 million from $61.2 million for the year ended December 31, 2009. This was primarily a result of an increase in distributions from DLNP of $1.4 million and a decrease in distributions paid to holders of noncontrolling interest of $1.7 million. Distributions paid to holders of noncontrolling interest decreased largely because of the reduction of the noncontrolling interest percentage in NDeX as discussed above in “Noncontrolling Interest.” Changes in cash flows from our various operating assets and liabilities were relatively consistent, in the aggregate, with 2009, with the exception being the prepayment of federal and state income taxes as of December 31, 2010. At December 31, 2010, we had prepaid $4.2 million of federal and state income taxes.

Working capital decreased $6.8 million, to a deficit of $4.4 million at December 31, 2011, from a surplus of $2.4 million at December 31, 2010. Notable changes in working capital in 2011 were: an increase in net accounts receivable of $12.3 million due in large part to the addition of the receivables related to the newly acquired ACT (accounting for $8.5 million of the increase), along with an increase in NDeX receivables due, in part, to an increase in foreclosure processing cycles as discussed below; a decrease in accrued pass-through liabilities of $9.5 million due to a slowdown of mortgage defaults in California; and an increase in due to sellers of acquired businesses of $17.5 million due primarily to the acquisition of ACT. Working capital increased $23.2 million, to $2.4 million at December 31, 2010, from a deficit of $21.1 million at December 31, 2009, resulting primarily from decreases in the current portion of our long-term debt, due to a modification of our long-term debt agreement on December 6, 2010, which caused a $14.4 million increase in working capital. Also contributing to the increase in working capital, at December 31, 2010, we had $4.2 million of prepaid income taxes on our balance sheet compared to a payable balance of $1.1 million at December 31, 2009. We also had a $4.3 million positive impact on working capital in 2010 pertaining to the net change in accounts receivable, unbilled pass-through costs, and accrued pass-through liabilities resulting from improved cash collections and the timing of the payment of pass-through liabilities and the subsequent billing of those costs to our customers.

Our allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of December 31, 2011, 2010 and 2009 is set forth in the table below:

	December 31,
	2011	2010	2009
Allowance for doubtful accounts as a percentage of gross accounts receivable	1.9%	2.6%	1.9%
Days sales outstanding	99.1	73.5	68.5

Our allowance for doubtful accounts as a percentage of gross accounts receivable is relatively consistent from 2009 through 2011. The decrease in this percentage from 2010 to 2011 is largely attributable to the growth in net receivables in our NDeX operations of $6.7 million on which no allowance is carried. See below for further discussion regarding our NDeX receivables.

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. Our DSO increased in 2011 as a result of carrying larger receivable balances in some of our NDeX operating units as a result of an increase in the length of time it takes to process foreclosures, most notably in Florida as this is a judicial state with longer foreclosure processing cycles. Please refer to Recent Developments – Regulatory Environment above for an explanation of some of the current factors that are contributing to the increase in time it is taking to process foreclosures. In addition, our DSO increased from December 31, 2010, somewhat as a result of early payments we received from two of NDeX’s law firm customers at the end of 2010, resulting in a lower year-end balance and thus a reduced DSO. Similar prepayments were not made at the end of 2011. Our DSO also increased in 2011 and 2010, due in part to longer collection cycles at DiscoverReady and also due to DiscoverReady’s overall growth as a larger part of our company. In calculating our DSO for the year ended December 31, 2009, we excluded the effect that the Albertelli and DiscoverReady acquisitions had on our total days sales outstanding as the inclusion of the DSO attributable to these businesses make comparison to prior year periods not meaningful.

At December 31, 2011, we had a significant concentration of credit risk relating to amounts due from NDeX’s eight law firm customers. Of our total consolidated net receivable balance, $38.9 million, or 53.9%, was related to amounts due from these customers, and includes both billed and unbilled amounts. Billed amounts represent $31.2 million, or 43.2%, of our total consolidated net receivable balance. Partially offsetting our total accounts receivable exposure for these law firm customers is deferred revenue, for amounts billed but not yet earned, in the amount of $12.3 million, which represents 31.7% of the total balances due. We do not carry an allowance for doubtful accounts as it relates to these law firm customers as we have not experienced any write-offs with these customers in the past.

At December 31, 2010, of our consolidated net receivable balance, the amount due from NDeX’s eight law firm customers was $27.8 million, or 46.4%. Billed amounts represented $20.3 million, or 33.9%, of our total consolidated net receivable balance. Additionally, we had deferred revenue related to these customers, for amounts billed but not yet earned, in the amount of $14.4 million, which represented 51.8% of the total balances due.

We own 35.0% of the membership interests in Detroit Legal Publishing, LLC, or DLNP, the publisher of Detroit Legal News. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow. We received distributions of $4.0 million, $7.0 million and $5.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in distributions received in 2011 was due to decreased earnings generated by DLNP as a result of a reduction in public notice placements in their newspapers as discussed above.

Cash Flows From Investing Activities

Net cash used in investing activities increased $50.0 million, to $76.8 million in 2011 from $26.8 million in 2010. Uses of cash in both periods pertained to acquisitions, capital expenditures and purchases of software. Cash paid for acquisitions totaled $69.4 million for the year ended December 31, 2011, and $17.8 million for the year ended December 31, 2010. Acquisition spending in 2011 related primarily to the acquisition of ACT and the purchase of approximately one-third of the outstanding membership interests in DiscoverReady from DR Holdco. Capital expenditures and purchases of software were approximately $7.9 million in 2011. About 17% of our capital spending in 2011 related to office moves, renovations and related expenditures, and another 40% related to spending on various specific technology enhancements. The remainder of our capital expenditure spending in 2011 was used to acquire various equipment, software and furniture for our operating units. We expect our capital expenditures to account for approximately 2.5%—3.0% of our total revenues in 2012, including capital expenditures to improve and expand our data centers.

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

Finite-lived intangible assets increased $18.3 million, or 9.4%, to $213.0 million at December 31, 2011, from $194.7 million at December 31, 2010. The change in finite-lived intangible assets resulted primarily from the addition of assets in the ACT acquisition, which added $39.3 million ($1.1 million trade name and $38.3 million customer relationship), offset by current year amortization. See “Recent Acquisitions,” above for a discussion of this acquisition. In addition, the completion of the valuation of assets acquired in the DataStream acquisition resulted in approximately a $1.1 million reduction to finite-lived intangible assets. Also, impairments of long-lived assets in both continuing and discontinued operations were approximately $1.9 million. See further discussion in “Discontinued Operations/Assets Held for Sale” and “Impairment of Long-Lived Assets” above. Finite-lived intangible assets increased $1.0 million, or 1.0%, to $194.7 million at December 31, 2010 from $193.7 million at December 31, 2009. The change in finite-lived intangible assets resulted primarily from the assets in the Federal News and DataStream acquisitions.

Indefinite-lived intangible assets, including goodwill, increased $59.8 million, or 26.5%, to $285.1 million at December 31, 2011, from $225.4 million at December 31, 2010. This change primarily resulted from the goodwill acquired in the acquisition of ACT, which added $58.7 million in goodwill. Additionally, the completion of the valuation of assets acquired in the DataStream acquisition resulted in an additional $1.0 million of goodwill. Indefinite-lived intangible assets, including goodwill, increased $2.8 million, or 1.3%, to $225.4 million at December 31, 2010, from $222.6 million at December 31, 2009. This change resulted from the preliminary valuation of the assets acquired in the DataStream acquisition (which added $4.2 million of indefinite-lived intangible assets), as well as the completion of the valuation of the assets acquired in the DiscoverReady acquisition (which reduced indefinite-lived intangible assets by $1.4 million) as more fully described in Note 3 to our consolidated financial statements included in this annual report on Form 10-K.

Cash Flows From Financing Activities

Net cash provided by financing activities primarily includes borrowings under our revolving credit agreement and proceeds from the issuance of long-term debt. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, payments on unsecured notes, and the payment of fees associated with the issuance of long-term debt.

Net cash provided by (used in) financing activities increased from cash used of $35.7 million in 2010, to cash provided of $31.4 million in 2011. In 2011, we borrowed approximately $60.0 million to fund, in part, the acquisition of ACT. Cash payments in 2011 primarily included $15.3 million net payments on our revolving line of credit, $5.0 million of scheduled payments on our term note, and $3.8 million of payments made to the Albertelli Sellers for the earnout, holdback and deferred payments in connection with our 2009 acquisition of the mortgage default processing services business in Florida. Long-term debt, less current portion, increased $37.1 million to $168.7 million as of December 31, 2011. The current portion includes $5.0 million of scheduled payments on our term loan and $2.5 million on our unsecured notes payable to the Trott Sellers and Feiwell & Hannoy in connection with our acquisition of their respective interests in NDeX.

Net cash provided by (used in) financing activities increased from cash used of $4.5 million in 2009, to cash used of $35.7 million in 2010. In 2010, our primary financing activities were our restructuring of our credit facility in the fourth quarter. Net cash payments included paying off the $8 million balance on our revolving note that was outstanding as of December 31, 2009, making $9.8 million of scheduled payments on our previous term loan (compared to $10.3 million in 2009), making payments on our unsecured notes of $11.6 million, as well as the $5.0 million aggregate amount paid to the Albertelli Sellers for the earnout, holdback and deferred payments in connection with our 2009 acquisition of the mortgage default processing services business in Florida. Long-term debt, less current portion, decreased $6.4 million to $131.6 million as of December 31, 2010. The current portion includes $5.0 million of scheduled payments on our term loan and $2.4 million on our unsecured notes payable to the Trott Sellers and Feiwell & Hannoy in connection with our acquisition of their respective interests in NDeX.

Credit Agreement. On December 6, 2010, we entered into a third amended and restated credit agreement, effective December 6, 2010 (the “Credit Agreement”), with a syndicate of bank lenders for a $205.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $155.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015. The Credit Agreement was amended on March 6, 2012, to increase the maximum aggregate amount of the revolving credit facility to $165.0 million and to amend certain of the Credit Agreement’s definitions and covenants. At any time after December 6, 2012, if the outstanding principal balance of revolving loans under the revolving credit facility of the Credit Agreement exceeds $50.0 million, $50.0 million of such revolving loans shall convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of December 6, 2015. The Credit Agreement restated our previous credit agreement in its entirety. In connection with this new credit facility, we paid approximately $1.9 million in bank and legal fees.

In 2011, we drew an aggregate $44.7 million, net, of revolving loans to fund, primarily, the acquisition of ACT, along with other payments due to the Albertelli Sellers, and for general working capital purposes. In the first quarter of 2010, we paid down the $8.0 million balance on the revolver. In December 2010, we drew $84.0 million on the revolver under the Credit Agreement, which we used in part to pay off the previous term loan. In 2009, we drew an aggregate $8.0 million, net, of revolving loans to fund the acquisition of businesses we acquired in 2009, along with other payments due to the sellers of businesses we acquired in 2008, and for general working capital purposes.

As of December 31, 2011, we had $45.0 million outstanding under our term loan, and $128.7 million outstanding under our revolving variable-rate notes and available capacity of approximately $26.3 million (which is increased to $36.3 million as a result of the March 6, 2012 amendment), after taking into account the senior leverage ratio requirements under the credit agreement. We expect to use the remaining availability under our credit facility, if needed, for working capital and other general corporate purposes, including the financing of other acquisitions.

Our Credit Agreement permits us to elect whether outstanding amounts under the term loan facility and the revolving credit facility accrue interest based on a base rate or a Eurocurrency rate (specifically, LIBOR) as determined in accordance with the Credit Agreement, in each case, plus a margin that fluctuates on the basis of the ratio of our total liabilities to pro forma EBITDA. The margin on the base rate loans may fluctuate between 0.5% and 2.0% and the margin on the Eurocurrency rate loans may fluctuate between 2.0% and 3.5%. If we elect to have interest accrue (i) based on the base rate, then such interest is due and payable on the first business day of each month and (ii) based on a Eurocurrency rate, then such interest is due and payable at the end of the applicable interest period that we have elected, provided that if the applicable interest period is longer than three months, interest will be due and payable in three month intervals. At December 31, 2011, the combined weighted average interest rate on our senior term note and revolver was 3.8%.

Our obligations are secured by liens on substantially all of the assets of such entities, including pledges of equity interests in the consolidated subsidiaries.

The Credit Agreement contains provisions for the issuance of letters of credit under the revolving credit facility. It also permits us to pay cash dividends to our common stockholders as well as establish a stock repurchase program pursuant to which we may repurchase shares of our stock, subject to a debt leverage ratio requirement. In addition, our Credit Agreement contains a number of negative covenants that, unless consents are received, limit us from, among other things and with certain thresholds and exceptions: incurring indebtedness (including guarantee obligations) or liens; entering into mergers, consolidations, liquidations or dissolutions; selling assets; entering into certain acquisition transactions; forming or entering into partnerships and joint ventures; entering into negative pledge agreements; entering into transactions with affiliates; making investments; entering into sale and leaseback transactions; and changing our line(s) of business.

The Credit Agreement, as amended, requires that, as of the last day of any fiscal quarter, we and our consolidated subsidiaries not permit: our total cash flow leverage ratio to be more than 3.00 to 1.00 (or 3.50 to 1.00 following an acquisition triggering event); fixed charge coverage ratio to be less than 2.00 to 1.00; and adjusted EBITDA for the previous two fiscal quarters to be less than $23.0 million as of both March 31, 2012, and June 30, 2012, and less than $27.5 million for periods of determination thereafter, which amount may increase up to $35.0 million upon increase of the revolving credit facility pursuant to the accordion feature. This total cash flow leverage ratio represents, for any particular date, the ratio of our outstanding indebtedness (minus cash and cash equivalents in excess of $5 million) to our pro forma EBITDA, calculated in accordance with our Credit Agreement, for the four fiscal quarters ended on, or most recently ended before, the applicable date. Our fixed charge coverage ratio, for any particular date, is equal to the ratio of (1) our adjusted EBITDA, calculated in accordance with our Credit Agreement (less income taxes paid in cash, net capital expenditures paid in cash, and certain restricted payments paid in cash), to (2) interest expense plus scheduled principal payments on account of the term loan facility and our interest bearing liabilities plus all payments made pursuant to non-competition or consulting fees paid by us in connection with acquisitions plus dividends paid, for the four fiscal quarters ended on, or most recently ended before, the applicable date. If we are required to take an impairment charge to our goodwill in the future, we do not expect that charge to impact our ability to comply with the covenants contained in our Credit Agreement because impairment charges are excluded from the calculation of EBITDA for purposes of meeting the fixed coverage and senior leverage ratios and because there is no net worth minimum covenant in such agreement.

Future Needs

We expect that cash flow from operations, supplemented by short and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements, along with our payment obligations in connection with the acquisition of ACT and to the Trott Sellers in connection with our purchase of their ownership interest in NDeX and to Feiwell & Hannoy in connection with the exercise of its put right, both as described in “Recent Developments—Increase in our Ownership in NDeX.” However, our ability to generate sufficient cash flow in the future could be adversely impacted by regulatory, lender and other responses to the mortgage crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments—Regulatory Environment” earlier in this annual report.

A decision to repurchase shares of our common stock as permitted under our stock repurchase program may impact our cash needs in the future. This program was approved by our board of directors in December 2010, and in 2011 we repurchased 137,500 shares under this program for an aggregate of $1.7 million. See “Recent Developments—Stock Buy-Back Plan” earlier in this annual report on Form 10-K for a discussion of this plan.

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

Contractual Obligations

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and other contingent commitments, as of December 31, 2011. Actual payments in future periods may vary from those reflected in the table.

	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(in thousands)
Term loan (1)	$6,701	$26,378	$72,038	$—	$105,117
Revolving note (2)	5,191	6,382	81,625	—	93,198
Holdback, deferred cash payment, and earnouts payable—Albertelli Sellers (3)	3,000	—	—	—	3,000
Capital leases	203	24	—	—	227
Operating leases (4)	7,837	12,308	8,478	8,654	37,277
Note payable on purchase of noncontrolling interest in NDeX from Trott Sellers (5)	1,336	—	—	—	1,336
Note payable on redemption of noncontrolling interest in NDeX from Feiwell & Hannoy (6)	1,200	—	—	—	1,200
Noncontrolling interest put right in NDeX (7)	—	—	—	—	—
Noncontrolling interest put right in DiscoverReady (8)	—	11,877	—	—	11,877
Holdback and earnout payments—DataStream (9)	1,750	—	—	—	1,750
Holdback and earnout payments—ACT (10)	18,243	13,771	—	—	32,014

	$45,461	$70,740	$162,141	$8,654	$286,996

(1)	Consists of principal and interest payments due to the syndicate of lenders who are holders of our term loan, and assumes the amount outstanding as of December 31, 2011, remains outstanding until maturity, and assumes the conversion of $50.0 million from our revolving notes to term loan 30 days following the second anniversary of the closing date of the credit facility as required by the terms of the credit agreement. Further assumes an interest rate until the maturity date equal to 4.0% per annum.
(2)	Consists of principal and interest payments due to the syndicate of lenders who are holders of our revolving notes, and assumes the amount outstanding as of December 31, 2011, remains outstanding for two years after closing date of the credit facility, 30 days after which $50.0 million is converted to term loan as discussed above. Further assumes an interest rate until the maturity date equal to 4.0% per annum.
(3)	In connection with our acquisition of the mortgage default processing and related services business of the Albertelli Sellers on October 1, 2009, we may be obligated to pay the Albertelli Sellers up to an additional $3.0 million. The amount of this cash payment will be based upon the adjusted EBITDA for the acquired mortgage default processing and related services business during the twelve calendar months ending on September 30, 2012. The amount we have disclosed in the table assumes that the EBITDA target is met.
(4)	We lease office space and equipment under certain noncancelable operating leases that expire in various years through 2021. Lease terms generally range from 5 to 10 years with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for noncancelable operating leases.
(5)	Under two common units purchase agreements, we acquired a 7.6% ownership interest in NDeX from the Trott Sellers (who are the former members of APC Investments, LLC), and agreed to pay, in part, an aggregate $13.0 million in cash. The remaining balance due is payable to the Trott Sellers in monthly installments through December 1, 2012, at a rate of 4.25%.
(6)	Under the terms of a redemption agreement with Feiwell & Hannoy, we agreed to pay $3.5 million in installments for the redemption of a 1.7% ownership interest in NDeX from Feiwell & Hannoy. The note is payable in 12 quarterly installments through December 3, 2012, with interest accruing at a rate of 3.25% per annum.
(7)	Each of the minority members of NDeX has the right to require NDeX to repurchase all or any portion of the NDeX membership interest held by them. To the extent any minority member of NDeX timely exercises this right, the purchase price would be based upon 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs.

The put right for the sellers of Barrett-NDEx (who hold a 6.2% membership interest in NDeX, in the aggregate) is exercisable for a period of six months following September 2, 2012. With respect to this put right, it is not possible to provide the exact amount

NDeX might be obligated to pay if the sellers of Barrett-NDEx were to exercise this right at such time. As of December 31, 2011, the calculation of the put as described above results in a zero value. As such, no amounts are included in the table above for such right. If future calculations result in a value, and such right is timely exercised, the purchase price would be payable by NDeX in the form of unsecured notes payable over three years after the exercise date and would accrue interest at a rate equal to prime plus 2%. This information is being provided for informational purposes only and may not be representative of the actual amount NDeX may be obligated to pay in connection with the put right of the sellers of Barrett-NDEx

(8)	DR Holdco has the right, for a period of 90 days following November 2, 2012, to require DiscoverReady to repurchase approximately 50% of DR Holdco’s equity interest in DiscoverReady, and for a period of 90 days following November 2, 2013, to require DiscoverReady to purchase DR Holdco’s remaining equity interest in DiscoverReady. In addition, for a period of 90 days following November 2, 2013, DiscoverReady also has the right to require DR Holdco to sell its entire equity interest in DiscoverReady. In each case, if either party timely exercises its right, we would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under certain circumstances.

It is not possible to provide the exact amount DiscoverReady might be obligated to pay if DR Holdco or we were to exercise our respective rights when they are exercisable. The amounts we have disclosed in the table is provided as an example of the purchase price that would be payable by DiscoverReady if (x) DR Holdco or we exercise our respective right in full as described above at each of the earliest dates possible, and (y) that the fair market value of DR Holdco’s interest in DiscoverReady is $11.9 million, which is equal to the adjusted book value of this interest at December 31, 2011. The amount in the table above assumes we would make this payment in cash to the extent allowable by the terms and conditions of our then-existing bank credit agreement. This amount is being provided for informational purposes only and may not be representative of the actual amount DiscoverReady may be obligated to pay in connection with the exercise of the rights described above.

(9)	The acquisition of DataStream included a holdback payable of up to $1.5 million due in 2012, subject to offset for indemnification claims. In addition, we may be obligated to pay earnouts up to an aggregate $4.0 million. The amount of the earnout payments is based upon the acquired business achieving certain EBITDA targets during the calendar years ending December 31, 2011 and 2012. At December 31, 2011, we estimate the fair value of the earnouts to be paid to be $0.3 million, and, accordingly, have included such amount in the table above.
(10)	In connection with our acquisition of ACT, we are obligated to pay up to $5.0 million that was held back for a period of 20 months (subject to partial early release) to secure certain obligations of ACT, plus an earnout payment based primarily upon the extent to which an agreed-upon multiple of ACT’s pro forma EBITDA for the year ended December 31, 2011, exceeds the base purchase price of $65.0 million, plus two additional earnout payments of up to a maximum of $15.0 million in the aggregate that are contingent upon reaching certain revenue milestones for the years ended December 31, 2012 and 2013. The first earnout payment amount has been determined to be $29.5 million, half of which is due in March 2012 and is included in the table above. The second half of the first earnout payment is subject to further adjustment based on 2012 revenues; we have included an estimate of the fair value of this earnout in the table above. The two additional earnout payments are not yet determinable. At December 31, 2011, we estimated the fair value of these earnouts to be $1.9 million, in the aggregate, and have included such amount in the table above.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of December 31, 2011, we had a swap arrangement that converts $50 million of our variable rate term loan into a fixed rate obligation. This swap agreement will mature on various dates through June 30, 2014. On December 9, 2011, we entered into a new swap agreement with a notional amount of $25 million. This swap has an effective date of January 3, 2012, and will mature on December 31, 2014. In addition to these swaps, we held a swap agreement with a notional amount of $25 million, which matured on March 31, 2011. We enter into derivative financial instrument transactions, such as swaps or interest rate caps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of December 31, 2011, we have designated our interest rate swap agreements that terminate on June 30, 2014, and December 31, 2014, for hedge accounting treatment. Accordingly, we record changes in the fair value of this swap agreement in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended. Conversely, we treated the fair value of the swap agreement that terminated on March 31, 2011, and did not qualify for hedge accounting treatment, as a component of interest income (expense) in our statement of operations for the period then ended.

For the years ended December 31, 2011 and 2010, we recognized interest income of $0.3 million and $1.2 million, respectively, related to the fair value of the interest rate swap agreement that did not qualify for hedge accounting. At both December 31, 2011 and 2010, we have $1.3 million (net of tax) included in other comprehensive loss related to the change in fair value of the interest rate swap agreements that do qualify for hedge accounting. At December 31, 2011 and 2010, the estimated fair value of our fixed interest rate swaps was a liability of $2.1 million and $2.4 million, respectively.

If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.8 million (pre-tax), $0.5 million (pre-tax), and $0.8 million (pre-tax) in the years ended December 31, 2011, 2010 and 2009, respectively.

Item 8.	Financial Statements and Supplemental Data

THE DOLAN COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Dolan Company

We have audited the accompanying consolidated balance sheets of The Dolan Company and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Detroit Legal News Publishing, LLC, an entity in which the Company has a 35% ownership interest. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Detroit Legal News Publishing, LLC, is based solely on the report of the other auditors. The Company has an $11.3, $13.2 and $15.5 million investment in and has recorded equity in earnings of $2.2, $4.7 and $4.9 million of The Detroit Legal News Publishing, LLC as of and for the years ended December 31, 2011, 2010 and 2009, respectively.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Dolan Company and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Dolan Company and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Minneapolis, Minnesota
March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

The Detroit Legal News Publishing, LLC

Detroit, Michigan

We have audited the accompanying statements of financial position of The Detroit Legal News Publishing, LLC as of December 31, 2011 and 2010, and the related statements of operations, members’ equity, and cash flows for the three years ended December 31, 2011, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP
Southfield, Michigan
January 30, 2012

THE DOLAN COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$752	$4,862
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,416 and $1,578 as of December 31, 2011, and 2010, respectively)	72,117	59,801
Unbilled pass-through costs	4,317	7,140
Prepaid expenses and other current assets	3,976	4,186
Income tax receivable	1,968	4,183
Assets held for sale	257	—

Total current assets	83,387	80,172
Accounts receivable, long term	2,500	—
Investments	11,901	13,808
Property and equipment, net	19,263	17,148
Finite-lived intangible assets, net	212,950	194,695
Indefinite-lived intangible assets	285,131	225,373
Other assets	2,563	4,205

Total assets	$617,695	$535,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$7,667	$7,578
Accounts payable	18,759	15,589
Accrued pass-through liabilities	8,820	18,271
Accrued compensation	5,189	5,409
Accrued liabilities	5,588	5,537
Due to sellers of acquired businesses	21,449	3,943
Deferred revenue	20,290	21,427

Total current liabilities	87,762	77,754
Long-term debt, less current portion	168,724	131,568
Deferred income taxes	20,739	7,794
Dues to sellers of acquired businesses	13,733	7,033
Other liabilities	7,319	5,814

Total liabilities	298,277	229,963

Redeemable noncontrolling interest	12,726	26,580

Commitments and contingencies (Note 19)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,576,597 and 30,511,408 shares as of December 31, 2011 and 2010, respectively	30	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Other comprehensive loss (net of tax)	(1,285)	(1,298)
Additional paid-in capital	294,476	286,148
Retained earnings (accumulated deficit)	13,471	(6,022)

Total stockholders’ equity	306,692	278,858

Total liabilities and stockholders’ equity	$617,695	$535,401

See Notes to Consolidated Financial Statements

THE DOLAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except share and per share data)
Revenues
Professional Services	$207,077	$223,069	$172,535
Business Information	78,493	83,826	85,397

Total revenues	285,570	306,895	257,932

Operating expenses
Direct operating: Professional Services	96,459	91,481	66,697
Direct operating: Business Information	30,012	27,562	26,528
Selling, general and administrative	106,774	102,161	87,208
Amortization	18,921	15,818	16,950
Depreciation	8,005	9,767	9,354
Fair value adjustments on earnout liabilities	(15,788)	1,070	—
Impairment of long-lived assets	1,179	—	—

Total operating expenses	245,562	247,859	206,737
Equity in earnings of affiliates	2,118	4,580	4,615

Operating income	42,126	63,616	55,810

Non-operating income (expense)
Interest expense, net of interest income	(6,573)	(7,543)	(7,206)
Non-cash interest income related to interest rate swaps	286	1,185	1,134
Other income	287	197	3,847

Total non-operating expense	(6,000)	(6,161)	(2,225)

Income from continuing operations before income taxes	36,126	57,455	53,585
Income tax expense	(13,683)	(21,771)	(18,735)

Income from continuing operations	22,443	35,684	34,850
Discontinued operations, net of tax	(1,117)	(443)	(253)

Net Income	21,326	35,241	34,597
Less: Net income attributable to redeemable noncontrolling interests	(1,833)	(2,886)	(3,784)

Net income attributable to The Dolan Company	$19,493	$32,355	30,813

Earnings per share—basic and diluted:
Income from continuing operations attributable to The Dolan Company	$0.68	$1.08	1.04
Discontinued operations attributable to The Dolan Company	(0.03)	(0.01)	(0.01)

Net income attributable to The Dolan Company	0.65	1.07	1.03
Decrease (increase) in redeemable noncontrolling interest in NDeX	0.25	0.01	(0.31)

Net income attributable to The Dolan Company common stockholders	$0.90	$1.08	$0.72

Weighted average shares outstanding—basic	30,141,488	30,150,837	29,831,660

Weighted average shares outstanding—diluted	30,223,319	30,314,174	29,916,351

Amounts attributable to The Dolan Company and to The Dolan Company common stockholders:
Income from continuing operations, net of tax, attributable to The Dolan Company	$20,610	$32,798	$31,066
Discontinued operations, net of tax, attributable to The Dolan Company	(1,117)	(443)	(253)

Net Income attributable to The Dolan Company	19,493	32,355	30,813
Decrease (increase) in redeemable noncontrolling interest in NDeX	7,487	217	(9,262)

Net Income attributable to The Dolan Company common stockholders	$26,980	$32,572	$21,551

See Notes to Consolidated Financial Statements

THE DOLAN COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
	(In thousands, except for share data)
Balance (deficit) at December 31, 2008	29,955,018	$30	$291,310	$(69,190)	$—	$222,150

Net income attributable to The Dolan Company	—	—	—	30,813	—	30,813
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	—	(9,262)	—	—	(9,262)

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	21,551
Issuance of common stock in connection with the purchase of nontrolling interest in NDeX	248,000	—	2,600	—	—	2,600
Issuance of common stock pursuant to the exercise of stock options	9,533	—	16	—	—	16
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	113,886	—	2,556	—	—	2,556
Other	—	—	(10)	—	—	(10)

Balance (deficit) at December 31, 2009	30,326,437	$30	$287,210	$(38,377)	$—	$248,863

Net income attributable to The Dolan Company	—	—	—	32,355	—	32,355
Decrease in redeemable noncontrolling interest in NDeX , net of tax	—	—	217	—	—	217

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	32,572
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(1,298)	(1,298)

Total comprehensive income						31,274
Issuance of common stock pursuant to the exercise of stock options	13,848	—	26	—	—	26
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	171,123	—	3,242	—	—	3,242
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	(4,560)	—	—	(4,560)
Other	—	—	13	—	—	13

Balance (deficit) at December 31, 2010	30,511,408	$30	$286,148	$(6,022)	$(1,298)	$278,858

Net income attributable to The Dolan Company	—	—	—	19,493	—	19,493
Decrease in redeemable noncontrolling interest in NDeX , net of tax	—	—	7,487	—	—	7,487

Net income attributable to The Dolan Company common stockholders	—	—	—	—	—	26,980
Unrealized gain on interest rate swap, net of tax	—	—	—	—	13	13

Total comprehensive income						26,993
Issuance of common stock pursuant to the exercise of stock options	4,000	—	9	—	—	9
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	198,689	—	3,861	—	—	3,861
Repurchase of common stock	(137,500)	—	(1,691)	—	—	(1,691)
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	(1,261)	—	—	(1,261)
Other	—	—	(77)	—	—	(77)

Balance (deficit) at December 31, 2011	30,576,597	$30	$294,476	$13,471	$(1,285)	$306,692

See Notes to Consolidated Financial Statements

THE DOLAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net income	$21,326	$35,241	$34,597
Loss from discontinued operations	1,117	443	253

Income from continuing operations	22,443	35,684	34,850
Distributions received from The Detroit Legal News Publishing, LLC	4,025	7,000	5,600
Distributions paid to holders of noncontrolling interests	(643)	(1,662)	(3,240)
Gain on sale of investment	(394)	(197)	(2,359)
Non-cash operating activities:
Amortization	18,921	15,818	16,950
Depreciation	8,005	9,767	9,354
Impairment of long-lived assets	1,179	—	—
Equity in earnings of affiliates	(2,118)	(4,580)	(4,615)
Stock-based compensation expense	3,843	3,237	2,523
Deferred income taxes	8,948	2,913	2,306
Change in value of interest rate swaps	(286)	(1,185)	(836)
Amortization of debt issuance costs	372	868	257
Non-cash fair value adjustments on earnouts recorded in connection with acquisitions	(15,788)	1,070	—
Changes in operating assets and liabilities, net of effects of business combinations and discontinued operations
Accounts receivable and unbilled pass-through costs	(524)	4,618	(16,265)
Prepaid expenses and other current assets	2,971	(5,280)	2,107
Other assets	144	398	(451)
Accounts payable and accrued liabilities	(9,688)	(7,166)	9,243
Deferred revenue and other liabilities	(325)	3,441	5,563

Cash provided by operating activities—continuing operations	41,085	64,744	60,987
Cash provided by (used in) operating activities—discontinued operations	217	(321)	262

Net cash provided by operating activities	41,302	64,423	61,249

Cash flows from investing activities
Acquisitions and investments	(69,369)	(17,808)	(56,878)
Capital expenditures	(7,868)	(9,124)	(2,998)
Proceeds on the sale of investment, including escrow payments	394	197	3,558
Other	77	—	108

Cash used for investing activities—continuing operations	(76,766)	(26,735)	(56,210)
Cash used for investing activities—discontinued operations	(11)	(32)	(52)

Net cash used in investing activities	(76,777)	(26,767)	(56,262)

Cash flows from financing activities
Net borrowings (payments) on senior revolving note	44,700	(7,675)	8,000
Payments on senior long-term debt	(5,000)	(9,775)	(10,300)
Payments of deferred acquisition costs and earnouts	(3,844)	(5,000)	—
Payments on unsecured notes payable	(2,416)	(11,565)	(1,750)
Payments for repurchases of common stock	(1,691)	—	—
Payments of deferred financing costs	—	(1,491)	(466)
Other	(384)	(182)	(33)

Net cash provided by (used in) financing activities	31,365	(35,688)	(4,549)

Net change in cash and cash equivalents	(4,110)	1,968	438
Cash and cash equivalents at beginning of the period	4,862	2,894	2,456

Cash and cash equivalents at end of the period	$752	$4,862	$2,894

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6,388	$6,343	$6,834
Income taxes	1,553	23,021	13,658

Supplemental disclosures of noncash and financing information
Due to or notes payable to sellers of acquired business	$—	$6,365	$4,685
Notes payable to seller of noncontrolling interest	—	8,450	8,000
Deferred tax benefit on discontinued operations	718	293	165
Issuance of common stock for acquisition and purchase of noncontrolling interest	—	—	2,600
Noncash buildout allowances at leased facilities	840	—	55

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

Basis of Presentation: The Company operates its majority owned subsidiary, American Processing Company, LLC, under the trade name National Default Exchange, or NDeX. Therefore, when the Company refers to “NDeX” in these notes, it means all of its mortgage default processing operations in Michigan, Indiana, Minnesota, Florida and at Barrett-NDEx, which serves the Texas, Nevada, California and Georgia markets, all of which the Company formerly referred to as APC, as well as the mortgage default processing services operations in Florida acquired from the Albertelli Sellers on October 1, 2009. When the Company refers to “Barrett-NDEx” in these notes, it means the entities that constitute the mortgage default processing operations serving the Texas, California, Georgia and Nevada markets which NDeX acquired on September 2, 2008, as described in Note 3 under “National Default

Exchange L.P. and related entities.” When the Company refers to the “Albertelli Sellers” in these notes, it means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group, from which NDeX acquired its Florida operations on October 1, 2009.

In 2011, the Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment, with the results of the operations of these businesses included in discontinued operations for 2011, 2010 and 2009. Accordingly the Company has removed from its operating results for 2010 and 2009 the results of these businesses and presented them within discontinued operations. The assets of these operations, net of related liabilities, are included in assets held for sale at December 31, 2011, and other assets at December 31, 2010. See Note 9 for further information on businesses held for sale.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. The Company believes the critical accounting policies that require the most significant assumptions and judgments in the preparation of its consolidated financial statements include: acquisition accounting, including estimates of the fair value of earnouts to be paid in conjunction with such acquisitions and the subsequent measurement of such liabilities; revenue recognition; accounting for and analysis of potential impairment of goodwill and other finite-lived intangible assets; fair value of DiscoverReady’s noncontrolling interest; accounting for share-based compensation; income tax accounting; and allowances for doubtful accounts.

Critical Accounting Policies: A summary of the Company’s significant accounting policies follows:

Principles of Consolidation: The consolidated financial statements include the accounts of the Company, all wholly-owned subsidiaries and its majority ownership interests in NDeX, DiscoverReady LLC (“DiscoverReady”) and Legislative Information Services of America (“LISA”). The Company accounts for the percentage interest in NDeX, DiscoverReady and LISA that it does not own as noncontrolling interest. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition: The Company generates revenue from its Mortgage Default Processing Services segment, in part, by providing mortgage default processing services and recognizes this revenue on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make significant estimates as to the appropriate length of the revenue recognition period and allocation of revenues within those periods. These estimates are based primarily upon the Company’s historical experience and its knowledge of processing cycles in each of the states in which it does business, as well as recent legislative changes which impact the processing period. The Company’s revenue recognition periods for mortgage default processing services revenues ranges from one to nineteen months. As discussed in Note 16, the Company provides these services to its law firm customers pursuant to long-term services agreements. In California, the Company also provides these services directly to mortgage lenders and loan servicers. The Company also provides real estate title and related services to the Barrett Law Firm, and recognizes revenue associated with these services over the period in which those services are performed.

In connection with mortgage default processing services provided directly to mortgage lender and loan servicers on loans secured by properties located in California, the Company incurs pass-through costs such as trustee sale guarantees, title policies, and post and publication charges. The Company has determined that such pass-through items should be recorded at a net amount, rather than as revenue in the Company’s consolidated financial statements at the gross amount billed to the customer. The Company has separately shown the unbilled amount of these pass-through costs and the accrued liability on the face of the balance sheet. Billed pass-through costs are included in accounts receivable, net.

The Company generates revenue from its Litigation Support Services segment by providing discovery management and document review services. Services related to litigation support are billed primarily based upon the volume of data managed, the number of documents reviewed, the type of technology utilized, the number of consulting hours employed, the size and complexity of the matter, and the requirements of the court or client. The Company recognizes such revenues during the month in which the services are provided. Revenue is recognized as the services are rendered, the Company’s fee becomes fixed or determinable, collectability is reasonably assured and the Company has persuasive evidence of an arrangement.

In the case of Counsel Press, revenue is recognized when its final appellate product is filed with the court. Within DiscoverReady, contracts with its customers frequently contain multiple service deliverables. Its multiple element service offerings include data processing, review services, production and hosting. Based on the Company’s evaluation of each deliverable, it has determined that each of these services have standalone value to its customers and represent separate units of accounting. Allocation of the total arrangement consideration to each unit of accounting is determined at arrangement inception based on each unit’s relative selling price. For those multiple element arrangements in which a unit of accounting is priced at an amount less than its estimated selling price, the Company uses the relative selling price method to allocate the discount proportionately to each unit of accounting in the arrangement.

When available, the Company uses vendor specific objective evidence to determine the selling price of a unit of accounting. If vendor specific objective evidence does not exist, the Company uses third-party evidence of the selling price for similar services. For units of accounting in which there is no vendor specific objective evidence or third-party evidence of selling price, the best estimate of selling price is used.

In most cases, DiscoverReady bills its customers each month for the services provided. Amounts billed in excess of the amounts allocated to each unit of accounting for which the revenue recognition criteria have been satisfied are recorded as deferred revenue on the Company’s consolidated balance sheet until all revenue recognition criteria have been satisfied. At December 31, 2011, the Company recorded an aggregate $1.2 million as deferred revenues related to litigation support services on its balance sheet. The Company had no such deferred revenue on its balance sheet at December 31, 2010.

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

The Company records amounts billed to customers in both its Mortgage Default Processing Services and Litigation Support Services segments but not yet recognized as revenues as deferred revenue. The Company records a liability for deferred revenue in the Business Information segment either when it bills advertising in advance or customers prepay for subscriptions. As of December 31, 2011 and 2010, the Company recorded an aggregate $21.9 million and $23.2 million, respectively, as deferred revenue.

The Company records revenues recognized for services performed but not yet billed to its customers as unbilled services. As of December 31, 2011 and 2010, the Company recorded an aggregate $16.8 million and $13.9 million, respectively, as unbilled services and included these amounts in accounts receivable on its balance sheet. The majority of these unbilled services are attributable to our Mortgage Default Processing Services segment.

Cash and Cash Equivalents: Cash and cash equivalents may include money market mutual funds and other highly liquid investments with original maturities of three months or less at the date of acquisition. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts. The Company has presented $3.9 million of outstanding checks at December 31, 2011, within accounts payable.

Accounts Receivable: The Company carries accounts receivable at the original invoice or unbilled services amount less an estimate made for doubtful accounts. For amounts due from customers with due dates in excess of one year, the Company records such balances in accounts receivable, long-term, at a discounted amount determined using an estimated borrowing rate of the counterparty. The Company reviews a customer’s credit history before extending credit and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historic trends and other information.

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Balance Beginning	Acquisitions	Provision for Doubtful Accounts	Net Written Off	Balance Ending
2011	$1,578	$—	$479	$(641)	$1,416
2010	1,113	190	655	(380)	1,578
2009	1,398	112	210	(607)	1,113

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

Financial Instruments: The Company accounts for derivative instruments and other hedging activities by recognizing all derivatives as either assets or liabilities on the balance sheet and then measures those instruments at fair value. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. For those instruments designated as hedges, changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of other comprehensive loss. Amounts in other comprehensive loss are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistently with the item being hedged.

For derivative financial instruments accounted for as hedging instruments, the Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective, and the manner in which effectiveness of the hedge will be assessed. The Company formally assesses, both at inception and at each reporting period thereafter, whether the derivative financial instruments used in hedging transactions are effective in offsetting changes in fair value or cash flows of the related underlying exposures. Any ineffective portion of the change in fair value of the instruments is recognized immediately in earnings.

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

Finite-lived Intangible Assets: Finite-lived intangible assets include mastheads, various customer lists, noncompeting agreements, service agreements, customer relationships, trademarks, domain names and trade names. These intangible assets are being amortized over their estimated useful lives as described in Note 8.

Goodwill and Indefinite-lived Intangible Assets Impairment: The Company’s indefinite-lived intangible assets and goodwill arose from acquisitions occurring since the Company’s formation on July 31, 2003. Indefinite-lived intangible assets consist of trademarks and domain names associated with the Barrett-NDEx and DataStream acquisitions. The Company reviews these indefinite-lived intangible assets annually for impairment by comparing the fair value to the carrying amount.

Goodwill represents the acquired fair value of a business in excess of the fair values of tangible and identified intangible assets acquired. The Company tests goodwill allocated to each of its reporting units on an annual basis, and additionally if an event occurs or circumstances change that would indicate the carrying amount may be impaired. The Company has four reporting units for purposes of testing its goodwill for impairment. These reporting units are Business Information, Mortgage Default Processing Services, and the two subsidiaries in its Litigation Support Services segment: Counsel Press and DiscoverReady.

The Company tests for goodwill impairment at the reporting unit level on November 30 of each year. This test is a two-step process. The first step requires us to estimate the fair value of each reporting unit and compares the fair value to the reporting unit’s carrying amount, including goodwill and indefinite-lived intangible assets. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. The second step involves assigning the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities as if the reporting unit had been acquired in a business combination in order to determine the implied fair value of the reporting unit’s goodwill as of the testing date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment loss, if any, which would equal the excess of the carrying amount of goodwill over its implied fair value. The Company determined that no impairment to its goodwill and indefinite-lived intangible assets occurred during the years ended December 31, 2011, 2010 and 2009.

Other Long-Lived Assets Impairment: Other long-lived assets, such as property and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. In evaluating recoverability, the following factors, among others, are considered: a significant change in the circumstances used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or service strategy, a significant change in customer base and a realization of failed marketing efforts. The recoverability of an asset group is measured by a comparison of the unamortized balance of the asset group to its future undiscounted cash flows.

If the Company believes the unamortized balances were not recoverable, it would recognize an impairment charge to reduce the unamortized balance to its fair value. The amount of such impairment would be charged to operations in the current period. The Company determined there was an impairment to certain of its other long-lived assets, such as property and equipment and finite-lived intangibles assets, during the year ended December 31, 2011. See Notes 5 and 8 for further information on the Company’s impairment of other long-lived assets.

Redeemable Noncontrolling Interest: At December 31, 2011, the Company’s redeemable noncontrolling interest consists of a 6.2% aggregate equity interest in NDeX and a 10.0% equity interest in DiscoverReady. Each of the holders of the Company’s noncontrolling interests in NDeX and DiscoverReady has the right, for a certain period of time, to require either NDeX or DiscoverReady, as applicable, to repurchase all or a portion of the equity interest held by such holder. To the extent any holder of an equity interest in NDeX timely exercises this right, the purchase price of the equity interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. To the extent DR Holdco, the holder of the noncontrolling interest in DiscoverReady, exercises its right, the purchase price of its equity interest in DiscoverReady will be based on the fair market value of the equity interest. Because the NCIs in both NDeX and DiscoverReady have redemption features outside of the control of the Company, the Company shows the NCIs in the mezzanine section of the balance sheet between “Liabilities” and “Stockholders’ Equity,” rather than as a separate component of equity. The Company is also required to adjust these NCIs to either their fair value or their redemption amount at each reporting period. Because the redeemable feature of the NDeX NCI is based upon a formula, the Company adjusts this NCI to its redemption amount. The Company has chosen to record such adjustment through “additional paid-in capital” rather than directly as a charge against earnings, and has therefore employed the two-class method to calculate earnings per share based on net income attributable to its common stockholders. Because the redeemable feature of the DiscoverReady NCI is based on its fair value, such adjustment is also recorded through “additional paid-in capital”, but it is not an item affecting net income attributable to the Company’s common stockholders. The Company has recorded an adjustment of $(7.5) million (net of tax) to reduce the redeemable noncontrolling interest in NDeX to its redemption value and $1.3 million (net of tax) to increase the redeemable noncontrolling interest in DiscoverReady to its redemption value for the year ended December 31, 2011.

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

The Company’s operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return based on its estimate of whether, and the extent to which, additional taxes will be due. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 14 for further information pertaining to income taxes.

Share-Based Compensation: The Company measures employee share-based compensation awards using a fair value method and recognizes compensation cost in its financial statements. The Company uses the Black-Scholes option pricing model in deriving the fair value estimates of option awards. Forfeitures of share-based awards are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. If factors change causing different forfeiture assumptions to be made in future periods, compensation expense recorded may differ significantly from that recorded in the current period. See Note 18 for more information regarding the assumptions used in estimating the fair value of stock options.

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

In August 2009, the FASB issued further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. This additional guidance was effective for the Company beginning on January 1, 2010. This updated guidance did not have a material effect on the Company’s consolidated results of operations or financial condition.

In January 2010, the FASB amended guidance to improve disclosures about fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The amended guidance also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This additional guidance was effective for the Company beginning on January 1, 2011. This amended guidance did not have a material effect on the Company’s disclosures about fair value measurements.

In June 2011, the FASB amended its accounting guidance to increase the prominence of items reported in OCI. The guidance requires the presentation of the components of net income, the components of OCI and total OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for the Company beginning with its March 31, 2012 financial statements. The Company plans to elect presentation of a single continuous statement.

Note 2.  Basic and Diluted Income Per Share

Basic per share amounts are computed, generally, by dividing net income by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate its earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At December 31, 2011, 2010 and 2009, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 18 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net income attributable to The Dolan Company common stockholders per share (in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Net income attributable to The Dolan Company	$19,493	$32,355	$30,813
(Increase) Decrease in redeemable noncontrolling interest in NDeX, net of tax	7,487	217	(9,262)

Net income attributable to The Dolan Company common stockholders	$26,980	$32,572	$21,551

Basic:
Weighted average common shares outstanding	30,530	30,442	30,038
Weighted average common shares of unvested restricted stock	(389)	(291)	(206)

Shares used in the computation of basic net income per share	30,141	30,151	29,832

Net income attributable to The Dolan Company common stockholders per share—basic	$0.90	$1.08	$0.72

Diluted:
Shares used in the computation of basic net income per share	30,141	30,151	29,832
Stock options and restricted stock	82	163	84

Shares used in the computation of dilutive net income per share	30,223	30,314	29,916

Net income attributable to The Dolan Company common stockholders per share—diluted	$0.90	$1.08	$0.72

For the years ended December 31, 2011, 2010 and 2009, options to purchase approximately 2.1 million, 1.7 million and 1.4 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.

Note 3.  Business Combinations/Acquisitions

Management is responsible for determining the fair value of the assets acquired and liabilities assumed at the acquisition date. The fair values of the assets acquired and liabilities assumed represent management’s estimate of fair values. Management determines valuations through a combination of methods which include discounted cash flow models, outside valuations and appraisals and consideration of market conditions. The results of the acquisitions are included in the accompanying consolidated statement of operations from the respective acquisition dates forward.

2011 Acquisitions/Equity Transactions:

Acquisition of ACT Litigation Services: On July 25, 2011, the Company, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT Litigation Services, Inc. (“ACT”) for (i) an upfront payment of approximately $60.0 million in cash that was paid in full at closing, plus (ii) up to $5.0 million in potential additional purchase price that will be held back by the Company for a period of 20 months (subject to partial early release) to secure certain obligations of ACT and its shareholders, plus (iii) an earnout payment based primarily upon the extent to which an agreed-upon multiple of ACT’s pro forma EBITDA for the year ended December 31, 2011, exceeds the base purchase price of $65.0 million, plus (iv) two additional earnout payments of up to a maximum of $15.0 million in the aggregate that are contingent upon reaching certain revenue milestones for the years ended December 31, 2012, and 2013. All of the earnout payments are subject to certain set-off rights of the Company under the purchase agreement. The Company paid approximately $0.5 million in deal costs associated with this transaction.

In connection with this acquisition, the Company estimated the earnouts payable based on the business valuation done as of the closing date and recorded the estimated fair value for such earnouts, or $39.9 million in the aggregate, on its balance sheet. The Company has determined that this liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in operating expenses. The earnouts estimated at closing were largely estimated based on projected 2011 pro forma EBITDA. As a result of the determination of actual 2011 pro forma EBITDA, as defined in the purchase agreement (which was lower than the initial estimate), as well as revised expectations regarding certain of the earnout targets, the Company recorded an adjustment of $13.2 million during 2011 to reduce its estimate of earnouts payable, with such adjustment being reflected within fair value adjustments on earnout liabilities in the statement of operations. See Note 5 for information pertaining to changes in the fair value of this liability during the year ended December 31, 2011.

Management determined the fair value of the assets acquired and liabilities assumed and was assisted by a business valuation done by an independent third-party valuation firm. The total fair value of acquired long-lived tangible and intangible assets of $100.9 million was estimated using a discounted cash flow analysis (income approach) using an 18.0% discount rate estimated on July 25, 2011, and a 6.7% compound aggregate growth rate. Fair value of acquired assets and liabilities include: $2.3 million of fixed assets; $1.1 million of trade names; $38.3 million of customer lists; and $58.7 million of goodwill. The trade names and customer lists are both being amortized over approximately two and one-half and 11 years, respectively. The actual working capital acquired was $8.9 million, and consisted primarily of $12.1 million of accounts receivable and $3.7 million of accounts payable and accrued liabilities.

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

ACT specializes in providing technology and process solutions to clients with electronic discovery needs, and also provides hosting and review services. The Company completed this acquisition because it is a strategic fit with DiscoverReady. ACT generated revenues of $15.9 million and net income of $1.5 million, net of the fair value adjustment on earnouts, since the July 2011 acquisition date through December 31, 2011.

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

Management estimated the fair value of the assets acquired and liabilities assumed and was assisted by a business valuation done by an independent third-party valuation firm. The total fair value of $19.8 million was estimated using a discounted cash flow analysis (income approach) using a discount rate of 16.0% and a compound annual growth rate through 2030 of 6.1%. The Company finalized its estimation of fair value in the first quarter of 2011. The fair value of assets acquired was estimated as follows: $0.2 million of fixed assets; $0.4 million of various working capital items; $5.6 million of various technology, including both existing technology and technology in process, to be amortized over five to 15 years; $8.0 million of customer relationships (preliminary allocation at December 31, 2010, was $9.2 million), to be amortized over 12 years; $0.2 million of a license agreement, to be amortized over six months; $1.7 million of trademarks (preliminary allocation at December 31, 2010, was $1.6 million); and $3.6 million of goodwill (preliminary allocation at December 31, 2010, was $2.6 million). The trademarks were determined to have an indefinite life and therefore will not be amortized, but rather will be reviewed annually for impairment. The December 31, 2010, balance sheet and statement of operations were not retroactively adjusted for this measurement period adjustment as the amount of the change was not significant to the 2010 financial statements.

At the time of the acquisition, the Company determined that the earnouts of $4.0 million, in the aggregate, were likely to be achieved through the end of 2012, and therefore included the present value of these payments in its determination of consideration transferred. The Company has determined that this liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. In 2011, the Company revised its estimate of earnouts to be paid, and is now estimating the fair value of the earnout to be $0.3 million. The Company recorded an adjustment of $3.2 million in the fourth quarter to reduce its estimate of earnouts payable, with such adjustment being reflected as a reduction to selling, general and administrative expenses. See Note 5 for information pertaining to changes in the fair value of this liability during the year ended December 31, 2011.

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

Acquisition of Federal News Service, Inc.: On August 9, 2010, the Company acquired certain assets of Federal News Service, Inc. (“Federal News”) for $1.7 million in cash. Of the $1.7 million fair value purchase price, $0.4 million was the fair value of various working capital items and the remaining $1.3 million was the fair value of customer lists to be amortized over 10 years. These assets are part of the Company’s Business Information segment. Deal costs incurred with respect to this transaction were immaterial.

Acquisition of Noncontrolling Interest in NDeX: On January 4, 2010, the Company, along with its wholly-owned subsidiary, Dolan APC, LLC, entered into a common unit purchase agreement with the Trott Sellers, including one of the Company’s executive officers, David A. Trott, under the terms of which the Trott Sellers sold their remaining aggregate 2.4% ownership interest in NDeX, for an aggregate $5.0 million. The balance due of $1.3 million at December 31, 2011, is payable in equal monthly installments through December 1, 2012, with interest accruing at a rate of 4.25% per annum. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $5.0 million. No deal costs were incurred with respect to this transaction.

Redemption of Noncontrolling Interest of Feiwell & Hannoy in NDeX: On February 28, 2010, NDeX redeemed a 1.7% ownership interest in NDeX from Feiwell & Hannoy, which exercised its put right pursuant to the NDeX operating agreement. NDeX redeemed these common units for $3.5 million, which is payable to Feiwell & Hannoy in equal quarterly installments through December 3, 2012, with interest accruing at a rate of 5.25% per annum. The balance due was $1.2 million at December 31, 2011. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $3.5 million. No deal costs were incurred with respect to this transaction.

The following table provides information on the fair value of the assets acquired and liabilities assumed for the DataStream and Federal News acquisitions. The allocations of the purchase price are as follows (in thousands):

	DataStream	Federal News	Total
Assets acquired and liabilities assumed at their fair values:
Working capital	$386	$404	$790
Property and equipment	209	—	209
Technology	5,645	—	5,645
Trademark/domain names	1,677	—	1,677
Customer relationships	8,027	1,244	9,271
License agreements	226	—	226
Goodwill	3,611	—	3,611

Total consideration	$19,781	$1,648	$21,429

2009 Acquisitions/Equity Transactions:

Albertelli: On October 1, 2009, NDeX acquired the mortgage default processing services and certain title assets of the Albertelli Sellers for a total maximum cash purchase price of $19.0 million as follows: $7.0 million paid at closing; an additional $1.0 million held back for one year to secure the Albertelli Sellers’ obligations under the asset purchase agreement, which was paid in full on October 1, 2010; an additional $2.0 million in equal installments of $1.0 million each, with $1.0 million paid on October 1, 2010, and $1.0 million to be paid on October 1, 2011; and earnouts payable of up to an additional $9.0 million in three annual installments of up to $3.0 million each. The amount of these three annual earnout payments is based upon the adjusted EBITDA for the acquired mortgage default processing services and related title business during the twelve calendar months ending on each of September 30, 2010, 2011, and 2012. Through 2011, the Company has paid an aggregate of $5.8 million for the first two annual earnout payments. At December 31, 2011, the fair value of the remaining earnout was $2.7 million. These assets are part of the Company’s Mortgage Default Processing Services segment.

In addition, NDeX also entered into a twenty-year services agreement with James E. Albertelli, P.A. (one of the Albertelli Sellers), which provides for the exclusive referral of residential mortgage default and related files from the law firm to NDeX for processing in Florida.

The fair value of the acquired business was determined by management through a business valuation done by management with the assistance of an independent third-party valuation firm. The total fair value of $16.7 million was estimated using a discounted cash flow analysis (income approach) using a 16.5% discount rate estimated on October 1, 2009 and a 2.5% long-term growth rate. The fair value was allocated as follows: $0.2 million to fixed assets; $14.3 million to the long-term service agreement to be amortized over 20 years, representing the initial term of the services agreement and the expected life over which cash flows will be provided; and $2.2 million to goodwill. In connection with this acquisition, the Company was required to estimate the fair value of the earnout payments and determined that the earnouts of $9.0 million, in the aggregate, were likely to be achieved. As a result, the Company has therefore included the present value of these payments in its determination of fair value. The Company has determined that this earnout liability is a Level 3 fair value measurement within the Financial Accounting Standards Board’s (FASB) fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. See Note 5 for information pertaining to changes in the fair value of this liability during the years ended December 31, 2011 and 2010. Deal costs associated with this acquisition were immaterial.

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

Due to a put feature exercisable at the discretion of the noncontrolling interest holder, the Company records on its balance sheet an adjustment for that portion of DiscoverReady which it does not own as redeemable noncontrolling interest, which is adjusted to fair value at each balance sheet date. The Company has determined that this redeemable noncontrolling interest is a Level 3 fair value measurement within the FASB’s fair value hierarchy. See Note 5 for information pertaining to changes in the fair value of this noncontrolling interest during the years ended December 31, 2011 and 2010.

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

Pro Forma Information (unaudited): Actual results of operations of the equity interests and assets acquired in 2011, 2010 and 2009 are included in the consolidated financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to these acquisitions using the purchase method as if the acquisitions in each year occurred on January 1 of the year prior to the acquisition. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year (in thousands, except per share data):

	Pro Forma
	Years Ended December 31,
	2011	2010	2009
Total revenues	$307,774	$334,557	$294,538
Net income attributable to The Dolan Company	21,923	30,975	35,625
Net income attributable to The Dolan Company per share:
Basic	$0.73	$1.03	$1.18

Diluted	$0.73	$1.02	$1.18

Pro forma weighted average shares outstanding:
Basic	30,141	30,151	30,079

Diluted	30,223	30,314	30,164

Note 4.  Derivative Instruments

As of December 31, 2011, the Company has entered into two interest rate swap agreements to manage the risk associated with a portion of it floating-rate long-term debt. The Company does not utilize derivative instruments for speculative purposes. Both interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The first swap was entered into on January 4, 2010. The notional amount of this swap agreement is $50 million through December 30, 2012, $35 million from December 31, 2012 through December 30, 2013, and $25 million from December 31, 2013 through June 30, 2014. In addition, on December 9, 2011, the Company entered into a second interest rate swap agreement, which is effective January 3, 2012. The notional amount of this swap agreement is $25 million through December 31, 2014. The Company has designated both swaps as cash flow hedges and has determined that they qualify for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized. In addition to these swaps, the Company held a swap agreement with a notional amount of $25 million, which matured on March 31, 2011. This swap was not designated for hedge accounting treatment and therefore any changes in the fair value were recorded through the statement of operations.

As of both December 31, 2011 and 2010, the Company had $1.3 million in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedges. Unrealized gains and losses are reflected in net income attributable to The Dolan Company when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

The cash flow hedges were highly effective for the year ended December 31, 2011. The Company does not expect to reclassify any amounts from other comprehensive income to net income attributable to The Dolan Company during 2012. The occurrence of these related cash flows and hedged transactions remains probable.

The Company had liabilities of $2.1 million and $2.4 million resulting from interest rate swaps at December 31, 2011 and 2010, respectively, which are included in accrued liabilities or other liabilities on the balance sheet, depending upon the timing of the expiration of the swap agreement. Total floating-rate borrowings not offset by the swap agreement at December 31, 2011, totaled $98.7 million.

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

The fair value of interest rate swaps are determined by the counterparty based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The fair values of earnout liabilities recorded in connection with various acquisitions are determined by management based on projected financial performance and an estimated discount rate. The fair value of the redeemable noncontrolling interest (“NCI”) in DiscoverReady is determined by management using a market approach, calculated as trailing 12 month earnings before interest, taxes, depreciation and amortization multiplied by an estimated multiple of earnings, less net debt.

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

December 31, 2011	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,093	$—	$2,093
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	2,727	2,727
Earnout liability recorded in connection with the DataStream acquisition	—	—	250	250
Earnout liability recorded in connection with the ACT acquisition	—	—	26,655	26,655
Redeemable noncontrolling interest in DiscoverReady	—	—	12,685	12,685

Total	$—	$2,093	$42,317	$44,410

December 31, 2010
Interest rate swaps	$—	$2,400	$—	$2,400
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	5,069	5,069
Earnout liability recorded in connection with the DataStream acquisition	—	—	3,171	3,171
Redeemable noncontrolling interest in DiscoverReady	—	—	13,652	13,652

Total	$—	$2,400	$21,892	$24,292

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in thousands):

	Earnout liabilities recorded in connection with acquisitions			Redeemable NCI in DiscoverReady
	NDeX Florida	DataStream	ACT		Total
Balance at December 31, 2010	$5,069	$3,171	$—	$13,652	$21,892
Acquisition fair value			39,900		39,900
Fair Value Adjustment Included in Net Income Attributable to The Dolan Company	483	(2,921)	(13,245)	—	(15,683)
Minority Partners’ Share of Earnings	—	—	—	2,277	2,277
Distributions to Minority Partners / Redemptions/Earnout Payments	(2,825)	—	—	(5,299)	(8,124)
Fair Value Adjustment Included in Additional Paid-in Capital and Deferred Taxes	—	—	—	2,055	2,055

Balance at December 31, 2011	$2,727	$250	$26,655	$12,685	$42,317

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 (in thousands):

	Earnout liabilities recorded in connection with acquisitions		Redeemable NCI in DiscoverReady	Total
	NDeX Florida	DataStream
Balance at December 31, 2009	$6,999	$—	$5,902	$12,901

Fair Value Adjustment Included in Net Income Attributable to The Dolan Company	1,070	3,171	—	4,241
Minority Partners’ Share of Earnings	—	—	1,457	1,457
Distributions to Minority Partners / Redemptions/Earnout Payments	(3,000)	—	(1,135)	(4,135)
Fair Value Adjustment Included in Additional Paid-in Capital and Deferred Taxes	—	—	7,428	7,428

Balance at December 31, 2010	$5,069	$3,171	$13,652	$21,892

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis: Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). The following table summarizes the adjusted basis of non-financial assets measured at fair value on a non-recurring basis in the accompanying consolidated balance sheet as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Long-lived assets held and used (a)	$—	$—	$110	$110
Long-lived assets held for sale (b)	—	—	460	460

	—	—	$570	$570

(a)	The Company recorded an impairment charge during the fourth quarter of 2011 related to certain long-lived assets held and used, reducing the original carrying value of these assets from $1.3 million to $0.1 million. See Note 8 for additional discussion of this impairment.
(b)	The Company recorded a held-for-sale impairment charge during 2011 related to two stand-alone businesses within the Business Information segment, reducing the carrying value of these assets from $1.2 million to $0.5 million. See Note 9 for additional discussion of this impairment.

No such fair value adjustments were required during the years ended December 31, 2010 and 2009.

Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. The carrying value of variable-rate debt under the Company’s senior credit facility of $173.7 million approximates its estimated fair value.

Note 6.  Investments

Investments consisted of the following at December 31, 2011 and 2010 (in thousands):

	Accounting Method	Percent Ownership	December 31,
			2011	2010
The Detroit Legal News Publishing, LLC	Equity	35.0	$11,334	$13,154
Other	Equity	19.5	567	654

Total			$11,901	$13,808

For the years ended December 31, 2011, 2010 and 2009, the equity in earnings (loss) is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
The Detroit Legal News Publishing, LLC	$2,205	$4,676	$4,853
Other	(87)	(96)	(238)

Total	$2,118	$4,580	$4,615

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

The following table summarizes certain key information relating to the Company’s investment in DLNP as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	As of December 31,
	2011	2010
Carrying value of investment	$11,334	$13,154
Underlying finite-lived customer list, net of amortization	5,906	7,413

	Years Ended December 31,
	2011	2010	2009
Equity in earnings of DLNP, net of amortization of customer list	$2,205	$4,676	$4,853
Distributions received	4,025	7,000	5,600
Amortization expense	1,508	1,508	1,508

According to the terms of the membership operating agreement, any DLNP member may, at any time after November 30, 2011, exercise a “buy-sell” provision, as defined, by declaring a value for DLNP as a whole. If this were to occur, each of the remaining members must decide whether it is a buyer of that member’s interest or a seller of its own interest at the declared stated value. No such exercises have been made by any DLNP member to date.

Estimated future intangible asset amortization expense in connection with the DLNP membership interest as of December 31, 2011, is as follows (in thousands):

For the year ending December 31,
2012	$1,508
2013	1,508
2014	1,508
2015	1,382

Total	$5,906

Note 7.  Property and Equipment

Property and equipment consisted of the following (in thousands):

	Estimated Useful Lives (Years)
		December 31,
		2011	2010
Land	N/A	$305	$305
Buildings	10	2,604	2,604
Computers	2-5	18,141	12,703
Machinery and equipment	3-10	2,210	2,164
Leasehold improvements	3-11	6,147	4,745
Furniture and fixtures	3-5	7,905	6,924
Vehicles	3	150	110
Software	2-5	13,861	11,795
Construction in process	N/A	2,519	2,812

		53,842	44,162
Accumulated depreciation and amortization		(34,579)	(27,014)

		$19,263	$17,148

Note 8.  Intangible Assets

Goodwill and Indefinite-Lived Intangible Assets: Indefinite-lived intangible assets consist of trademarks and domain names which the Company has determined have an indefinite life and therefore will not be amortized. The Company reviews indefinite-lived intangible assets and goodwill annually on November 30 for impairment or whenever an indicator is identified which suggests an impairment may be present.

The following table represents the balances of goodwill and indefinite-lived intangible assets as of December 31, 2011, 2010 and 2009, and changes in goodwill by segment for the years ended December 31, 2011 and 2010 (in thousands):

	Mortgage Default Processing Services	Litigation Support Services	Business Information	Total
Goodwill as of December 31, 2009	$131,710	$25,102	$59,231	$216,043
Changes in goodwill during 2010:
DiscoverReady	—	(1,451)	—	(1,451)
DataStream	—	—	2,601	2,601

Total goodwill as of December 31, 2010	131,710	23,651	61,832	217,193
Total indefinite-lived intangible assets as of December 31, 2010	6,537	—	1,643	8,180

Total goodwill and indefinite-lived intangible assets as of December 31, 2010	$138,247	$23,651	$63,475	$225,373

Goodwill as of December 31, 2010	$131,710	$23,651	$61,832	$217,193
Changes in goodwill during 2011:
ACT Litigation Services	—	58,713	—	58,713
DataStream	—	—	1,011	1,011

Total goodwill as of December 31, 2011	131,710	82,364	62,843	276,917
Total indefinite-lived intangible assets as of December 31, 2011	6,537	—	1,677	8,214

Total goodwill and indefinite-lived intangible assets as of December 31, 2011	$138,247	$82,364	$64,520	$285,131

The change in goodwill in the Litigation Support Services segment in 2011 resulted from the valuation of the assets acquired in the ACT acquisition. The change in goodwill in the Business Information segment in 2011 resulted from the completion, in 2011, of the valuation of the assets acquired in the 2010 DataStream acquisition. See Note 3 for more information about these acquisitions.

Finite-Lived Intangible Assets: In the fourth quarter of 2011, adverse changes in the business climate, earlier than expected customer attrition and deterioration of operating performance in certain stand-alone businesses within the Business Information reporting unit (which we determined to be asset groups) prompted the Company to perform impairment tests on these stand-alone businesses’ finite-lived intangibles and property and equipment. Recoverability of these assets was evaluated and this process indicated that the carrying values of the asset groups were not recoverable, as the expected undiscounted future cash flows to be generated by them were less than their carrying values. The related impairment loss was measured based on the amount by which the asset group carrying value exceeded its fair value. Asset group fair values were determined using a combination of discounted cash flows and market approach. As a result, the Company recorded $1.2 million in non-cash impairment charges in 2011 to reduce the carrying value of certain long-lived assets within these asset groups, primarily technology and customer lists.

We periodically evaluate the estimated economic lives and related amortization expense for our finite-lived intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our intangible assets by reference to both contractual arrangements and current and projected cash flows. The determination of useful lives and whether long-lived assets are impaired includes the use of accounting estimates and assumptions, changes in which could materially impact our financial condition and operating performance if actual results differ from such estimates and assumptions. During the year ended December 31, 2011, we revised the remaining estimated useful lives of intangible assets in connection with the impairment recorded on certain assets as discussed above. We did not revise any existing lives of our other finite-lived intangible assets.

The following table summarizes the components of finite-lived intangible assets as of December 31, 2011 and 2010 (in thousands except amortization periods):

		As of December 31, 2011			As of December 31, 2010
	Amortization Period	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Mastheads	30	$11,045	$(2,833)	$8,212	$11,165	$(2,494)	$8,671
Customer lists/relationships	2-15	127,276	(36,660)	90,616	90,714	(27,447)	63,267
Noncompete agreements	4-5	5,302	(4,114)	1,188	5,302	(3,317)	1,985
Long-Term service contracts	15-25	135,146	(33,927)	101,219	135,146	(26,899)	108,247
Trademark/domain names	10	1,651	(356)	1,295	1,651	(191)	1,460
Trade names	15	6,969	(1,036)	5,933	5,918	(460)	5,458
Technology	5-20	4,875	(388)	4,487	5,607	—	5,607

Total finite-lived intangibles		$292,264	$(79,314)	$212,950	$255,503	$(60,808)	$194,695

Total amortization expense for finite-lived intangible assets for the years ended December 31, 2011, 2010 and 2009 was approximately $18.9 million, $15.8 million and $17.0 million, respectively.

Estimated annual future intangible asset amortization expense as of December 31, 2011, is as follows (in thousands):

2012	$19,831
2013	19,596
2014	17,735
2015	17,029
2016	16,835
Thereafter	121,924

Total	$212,950

Note 9.  Assets Held for Sale

During the fourth quarter of 2011, the Company committed to sell two of its smallest-market stand-alone businesses within the Business Information segment, The Mississippi Business Journal and The Colorado Springs Business Journal. The businesses’ operations and cash flows will be eliminated from ongoing operations as a result of the anticipated sales and the Company will not have significant continuing involvement in the operations after the sales. At December 31, 2011, the Company classified the net assets and liabilities of these operations as assets held for sale and reported the results of the businesses in discontinued operations. The net assets and liabilities of these operations are included in other assets at December 31, 2010.

The assets and liabilities of these businesses and operations classified as assets held for sale at December 31, 2011, and other assets at December 31, 2010, are summarized as follows (in thousands):

	December 31,
	2011	2010
Property and Equipment	$68	$185
Intangibles	513	1,264

Total assets held for sale	581	1,449
Current liabilities	265	262
Noncurrent liabilities	59	125

Total liabilities held for sale	324	387

Total net assets held for sale	$257	$1,062

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	December 31,
	2011	2010	2009
Total Revenue	$4,103	$4,413	$4,985

Discontinued operations before income taxes	$(1,835)	$(736)	$(418)
Income tax benefit	718	293	165

Discontinued operations, net of tax benefit	$(1,117)	$(443)	$(253)

An impairment charge was taken to reduce the value of certain assets classified as held for sale to fair value less costs to sell. The Company recorded an impairment charge of $0.7 million in 2011, primarily related to customer lists of the businesses to be sold.

Note 10. Long-Term Debt, Capital Lease Obligation

At December 31, 2011 and 2010, long-term debt consisted of the following (in thousands):

	December 31,
	2011	2010
Senior secured debt (see below):
Senior variable-rate term note	$45,000	$50,000
Senior variable-rate revolving note	128,700	84,000

Total senior secured debt	173,700	134,000
Unsecured notes payable	2,470	4,886
Capital lease obligations	221	260

	176,391	139,146
Less current portion	7,667	7,578

Long-term debt, less current portion	$168,724	$131,568

Senior Secured Debt: As of December 31, 2011, the Company and its consolidated subsidiaries have a credit agreement with a syndicate of banks for a $205.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $155.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015. After December 6, 2012, should the aggregate unpaid balance of the revolving note exceed $50 million, conversion of $50 million of the unpaid balance to a term loan payable in quarterly installments and with a final maturity date equal to that of the initial term loan would occur.

At December 31, 2011, the Company had net unused available capacity of approximately $26.3 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility. The Company expects to use the remaining availability under this credit facility, if needed, for working capital, potential acquisitions, stock buy-backs and other general corporate purposes.

The credit facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its subsidiaries, including a pledge of all of the stock of such subsidiaries except for the noncontrolling interest in NDeX and DiscoverReady. Borrowings under the credit facility accrue interest, at the Company’s option, based on a base prime rate or a Eurocurrency rate, specifically LIBOR, plus a margin that fluctuates on the basis of the ratio of the Company’s total liabilities to the Company’s pro forma EBITDA. The margin on the base rate loans may fluctuate between 0.5% and 2.0% and the margin on the LIBOR loans may fluctuate between 2.0% and 3.5%. If the Company has elected to have interest accrue (i) based on the base rate, then such interest is due and payable on the first business day of each month and (ii) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that the Company elected, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At December 31, 2011, the combined weighted-average interest rate on the senior term note and revolver was 3.8%. The Company is also required to pay customary fees with respect to the credit facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the revolving portion of its credit facility. The arrangement fee of $1.7 million was paid in 2010, of which $1.3 million was recorded as deferred financing fees to be expensed over the term of the credit facility, and the balance of which was expensed in 2010.

At December 31, 2011, the credit facility includes negative covenants, including restrictions on the Company’s and its consolidated subsidiaries’ ability to incur debt, grant liens, consummate certain acquisitions, mergers, consolidations and sales of all or substantially all of its assets. The credit facility permits the Company to pay dividends to its common shareholders as well as establish a stock repurchase program pursuant to which the Company may repurchase shares of its stock, subject to a debt leverage ratio requirement. The credit facility contains customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. The credit facility also requires that, as of the last day of any fiscal quarter, the Company and its consolidated subsidiaries not permit: their total cash flow leverage ratio to be more than 3.00 to 1.00 (or 3.50 to 1.00 following an acquisition triggering event); fixed charge coverage ratio to be less than 2.00 to 1.00; and adjusted EBITDA for the previous two fiscal quarters to be less than $27.5 million, which amount may increase up to $35.0 million upon increase of the Revolving Credit Facility pursuant to the accordion feature. See Note 21 for information about an amendment to the Company’s credit facility subsequent to December 31, 2011.

Unsecured Notes Payable: Under the terms of common unit purchase agreements with the Trott Sellers dated December 31, 2009, and January 4, 2010, the Company agreed to pay an aggregate $13.0 million in installments for the purchase of an aggregate 7.6% ownership interest in NDeX. Of this amount, $10.4 million was paid in 2010, with the balance payable in equal monthly installments through December 1, 2012, at an interest rate of 4.25% per annum. The aggregate balance on these notes at December 31, 2011 was $1.3 million.

Under the terms of a redemption agreement with Feiwell & Hannoy, the Company agreed to pay $3.5 million in installments for the redemption of a 1.7% ownership interest in NDeX from Feiwell & Hannoy. The $3.5 million note is payable in 12 quarterly installments through December 3, 2012, with interest accruing at a rate of 3.25% per annum. The Company paid $1.2 million on this note in 2011. The balance on this note at December 31, 2011 was $1.2 million.

See Note 3 for further information related to these three transactions.

Approximate future maturities of total debt are as follows (in thousands):

2012	$7,667
2013	10,024
2014	10,000
2015	148,700

Total	$176,391

Note 11.  Common and Preferred Stock

Common Stock. At December 31, 2011, the Company had 70,000,000 shares of common stock authorized and 30,576,597 shares of common stock outstanding.

In December 2010, the Company’s board of directors approved a stock buy-back plan. This plan allows the Company to repurchase shares of issued and outstanding common stock at prevailing market prices or negotiated prices at any time through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. In 2011, the Company repurchased 137,500 shares under this plan for an aggregate $1.7 million.

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

Note 12.  Employee Benefit Plans

The Company sponsors a defined contribution plan for substantially all employees. Company contributions to the plan are based on a percentage of employee contributions. The Company’s cost of the plan was approximately $1.9 million, $1.9 million and $1.5 million, in each of 2011, 2010, and 2009, respectively.

Note 13.  Leases

The Company leases office space and equipment under certain noncancelable operating leases that expire in various years through 2021. Rent expense under operating leases in 2011, 2010, and 2009 was approximately $9.2 million, $7.6 million and $6.5 million, respectively. NDeX subleases office space from Trott & Trott, in a building owned by a partnership, NW13 LLC, a majority of which is owned by David A. Trott, one of our executive officers (See Note 15 for a description of other relationships between David A. Trott and the Company).

Approximate future minimum lease payments under noncancelable operating leases are as follows (in thousands):

	NW13	Other	Total
Year ending December 31:
2012	$49	$7,788	$7,837
2013	—	7,276	7,276
2014	—	5,032	5,032
2015	—	4,457	4,457
2016	—	4,021	4,021
Thereafter	—	8,654	8,654

	$49	$37,228	$37,277

Note 14.  Income Taxes

Components of the provision for income taxes at December 31, 2011, 2010 and 2009 are as follows (in thousands):

	December 31,
	2011	2010	2009
Current federal income tax expense	$2,723	$15,396	$15,029
Current state and local income tax expense	1,395	3,488	1,470
Deferred income tax	9,565	2,887	2,236

	$13,683	$21,771	$18,735

The total income tax expense differs from the expected tax expense from continuing operations, computed by applying the federal statutory rate to the Company’s income before income taxes, as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Income tax provision at federal statutory rate	$12,643	$20,147	$18,755
State income taxes, net of federal effect	1,404	2,431	1,581
Nontaxable life insurance proceeds	—	—	(590)
Other permanent items	355	225	243
Noncontrolling interest not subject to federal tax	(719)	(1,032)	(1,255)

	$13,683	$21,771	$18,734

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows (in thousands):

	December 31,
	2011	2010
Amortization and depreciation	$2,645	$3,139
Partnership tax bases differences	21,575	11,753
Redeemable noncontrolling interests	1,219	(2,694)
Stock compensation	(2,343)	(1,793)
Interest rate swap qualifying for hedge accounting	(808)	(927)
Other, net	(1,549)	(1,684)

Net deferred tax liability	$20,739	$7,794

The Company recognizes the tax effects of an uncertain tax position only if it is more-likely-than-not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an “unrecognized tax benefit.” The change in gross unrecognized tax benefits for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Gross unrecognized tax benefits balance at January 1	$1,312	$657
Gross increases for tax positions in prior years	362	531
Gross increases based on tax positions related to the current year	137	238
Decreases for settlements and payments	—	—
Decreases due to statue expiration	(195)	(114)

Gross unrecognized tax benefits balance at December 31	$1,616	$1,312

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $1.6 million as of December 31, 2011. The company expects that approximately half of the unrecognized tax benefits will settle over the next 12 months.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in its consolidated statement of operations. As of December 31, 2011, the Company had $0.2 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income tax, as well as income tax in multiple state jurisdictions. With limited exceptions, tax years prior to 2008 are no longer open to federal, state and local examination by taxing authorities. The Company’s 2009 return is currently under examination by the IRS, and New York State and New York City are currently auditing returns for 2006 through 2008. The Company does not anticipate any audit adjustments that would result in a material change to its financial position.

Note 15.  Other Income

Other income in 2011 and 2010 relates to the receipt of escrow funds related to the 2009 sale of our investment in GovDelivery, which had been accounted for under the equity method of accounting. Included in other income in 2009 is a gain on the Company’s sale of its investment in GovDelivery in the amount of $2.4 million, as well as a net gain of $1.4 million on a company-owned life insurance policy on the life of Michael Barrett, a senior officer of Barrett-NDEx, who passed away in January 2009. This net gain includes a reduction for a $0.5 million contribution the Company made to Southern Methodist University Dedman School of Law from the life insurance proceeds, to establish a scholarship fund in Mr. Barrett’s name.

Note 16.  Major Customers and Related Parties

NDeX. NDeX has eight law firm customers and, of those customers, Trott & Trott, the Barrett Law Firm, and Albertelli Law together comprised 83.2%, 78.1%, and 72.9% of NDeX’s total revenues and 38.0%, 41.8% and 42.8% of the Company’ s total revenues in each of 2011, 2010 and 2009, respectively. NDeX has entered into long term services agreements with its law firm customers that provide for the exclusive referral of mortgage default and other files for processing. NDeX’s services agreements with Trott & Trott and Albertelli Law expire in 2021 and 2029, respectively, but automatically renews for up to two successive ten year periods unless either party elects to terminate the term then-in-effect upon prior written notice. NDeX’s services agreements with the Barrett Law Firm expire in 2033, but automatically renew for successive five year periods unless either party elects to terminate the term then-in-effect upon prior notice. Trott & Trott, the Barrett Law Firm and Albertelli Law, along with NDeX’s other law firm customers, pay NDeX monthly for their services.

Revenues and accounts receivables from services provided to Trott & Trott, the Barrett Law Firm and Albertelli Law were as follows (in thousands):

	Trott & Trott	Barrett Law Firm (and affiliates)	Albertelli

As of and for the year ended December 31, 2011
Revenues	$33,253	$58,222	$16,957
Accounts receivable*	$4,450	$13,861	$14,518
As of and for the year ended December 31, 2010
Revenues	$42,808	$72,966	$12,600
Accounts receivable*	$3,327	$9,867	$8,830
Revenues for the year ended December 31, 2009	$43,534	$66,101	$2,295

*	Includes billed and unbilled services

David A. Trott, chairman and chief executive officer of NDeX, is also the managing attorney and majority shareholder of Trott & Trott. Until February 2008, Trott & Trott also owned a 9.1% interest in NDeX, when it assigned its interest in NDeX to APC Investments, LLC, a limited liability company owned by the shareholders of Trott & Trott, including Mr. Trott and NDeX’s two executive vice presidents in Michigan. Together, these three individuals owned approximately 98.0% of APC Investments. APC Investments’ interest in NDeX was diluted to 7.6% in connection with the acquisition of Barrett-NDEx on September 2, 2008. On December 1, 2009, APC Investments distributed all of its ownership interest in NDeX to each of its members, which resulted in Mr. Trott having an aggregate 5.1% direct ownership interest in NDeX and NDeX’s two vice presidents in Michigan, having an aggregate 2.3% ownership interest in NDeX, together. On December 31, 2009, the Company acquired a portion of the NDeX ownership interest that was formerly held by APC Investments from its members, including Mr. Trott, for an aggregate $8.0 million and 248,000 shares of the Company’s common stock. As a result of this transaction, Mr. Trott sold the Company 48,348 common units in NDeX, representing a 3.5% ownership interest and the Company issued to Mr. Trott 168,644 shares of its common stock, having an aggregate fair market value of $1.8 million on December 31, 2009, using the reported closing sales price on that date. On January 4, 2010, the Company acquired the remaining aggregate 2.4% ownership interest in NDeX that was formerly held by APC Investments from its members, including Mr. Trott for an aggregate $5.0 million. As a result of this transaction, Mr. Trott sold the Company his remaining ownership in NDeX. In connection with these two common unit purchase agreements, the Company paid Mr. Trott $0.9 million (net of interest) in 2011, pursuant to the terms of the two common unit purchase agreements.

NDeX also pays Net Director, LLC and American Servicing Corporation for services provided to NDeX. Mr. Trott has an 11.1% ownership interest in Net Director and, until June 1, 2010, had a 50% ownership interest in American Servicing Corporation. In 2011, NDeX paid Net Director approximately $0.2 million. Mr. Trott and his family members own 80.0% of Legal Press, LLC, which owns 10.0% of the outstanding membership interests of DLNP, in which the Company owns a 35.0% interest. In addition, Mr. Trott serves as a consultant to DLNP under a consulting agreement and Trott & Trott has an agreement with DLNP to publish its foreclosure notices in DLNP’s publications.

The sellers of Barrett-NDEx or their designees, a number of who are key attorneys or shareholders of the Barrett Law Firm and also employees of NDeX, hold, together, an aggregate 6.2% noncontrolling interest in NDeX. The Barrett Law Firm owns a 5.0% interest in Net Director. During 2011, the Company paid distributions to the Sellers of Barrett-NDEx of $0.2 million pursuant to the terms of the operating agreement.

DiscoverReady LLC. The 10.0% noncontrolling interest in DiscoverReady is held by DR Holdco LLC, which is owned by key employees, including the Chief Executive Officer and President of DiscoverReady. During 2010, the Company paid distributions to DR Holdco of $0.3 million pursuant to the terms of the operating agreement.

In 2011, the Company purchased approximately one-third of the outstanding membership units of DiscoverReady from DR Holdco for approximately $5.0 million in cash. See Note 5 for more information on this transaction

DiscoverReady’s top customer, who is a financial services company, accounted for 41% of DiscoverReady’s total revenues for 2011.

Note 17.  Reportable Segments

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

These segments reflect the manner in which the Company sells its products and services to the marketplace and the manner in which it manages its operations and makes business decisions. The tables below reflect summarized financial information concerning the Company’s reportable segments (continuing operations only) for the years ended December 31, 2011, 2010 and 2009.

Reportable Segments

	Professional Services
	Mortgage Default Processing	Litigation Support	Business Information	Corporate	Total

	(In thousands)
2011 Income (expense)
Revenues	$130,362	$76,715	$78,493	$—	$285,570
Direct operating expenses	(64,976)	(31,483)	(30,012)	—	(126,471)
Selling, general and administrative expenses	(39,562)	(24,391)	(35,238)	(7,583)	(106,774)
Amortization and depreciation	(13,617)	(6,381)	(6,242)	(686)	(26,926)
Fair value adjustment on earnout liabilities	(483)	13,245	3,026	—	15,788
Impairment of long-lived assets	—	—	(1,179)	—	(1,179)
Equity in earnings of affiliates	—	—	2,118	—	2,118

Operating income (loss)	$11,724	$27,705	$10,966	$(8,269)	$42,126

2010 Income (expense)
Revenues	$164,276	$58,793	$83,826	$—	$306,895
Direct operating expenses	(68,208)	(23,273)	(27,562)	—	(119,043)
Selling, general and administrative expenses	(39,154)	(17,913)	(34,531)	(10,563)	(102,161)
Amortization and depreciation	(16,564)	(3,481)	(4,837)	(703)	(25,585)
Fair value adjustment on earnout liabilities	(1,070)	—	—	—	(1,070)
Equity in earnings of affiliates	—	—	4,580	—	4,580

Operating income (loss)	$39,280	$14,126	$21,476	$(11,266)	$63,616

2009 Income (expense)
Revenues	$151,479	$21,056	$85,397	$—	$257,932
Direct operating expenses	(60,349)	(6,348)	(26,528)	—	(93,225)
Selling, general and administrative expenses	(34,866)	(8,323)	(32,080)	(11,939)	(87,208)
Amortization and depreciation	(18,790)	(1,605)	(5,045)	(864)	(26,304)
Equity in earnings of affiliates	—	—	4,615	—	4,615

Operating income (loss)	$37,474	$4,780	$26,359	$(12,803)	$55,810

Note 18.  Share-Based Compensation

The Company currently has in place the 2007 Incentive Compensation Plan, adopted by the Board of Directors in 2007. In 2010, the Company amended and restated its 2007 Incentive Compensation Plan, increasing the number of shares reserved for issuance from 2.7 million shares to 4.8 million shares. Of the 4.8 million shares reserved for issuance under this plan, there were 1.8 million shares available for issuance at December 31, 2011. Under this plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, substitute awards and dividend awards to employees of the Company, non-employee directors of the Company or consultants engaged by the Company.

Also in 2007, the Board adopted The Dolan Company Employee Stock Purchase Plan, which was approved by the stockholders. The Employee Stock Purchase Plan allows the employees of the Company and its subsidiary corporations to purchase shares of the Company’s common stock through payroll deductions. The Company has not yet determined when it will make the benefits under this plan available to employees. The Company has reserved 900,000 shares of its common stock for issuance under this plan and there are no shares issued and outstanding under this plan.

The Company recognizes compensation cost relating to share-based payment transactions in the financial statements based on the estimated fair value of the equity or liability instrument issued. The Company uses the Black-Scholes option pricing model in deriving the fair value estimates of share-based option awards. All inputs into the Black-Scholes model are estimates made at the time of grant. The Company estimates the expected life of options based on the expected holding period of the option holder to determine the expected life of options it had granted. The risk-free interest rate is based on the U.S. Treasury yield for a term equal to the expected life of the options at the time of grant. The Company also makes assumptions with respect to expected stock price volatility based upon a mix of the volatility of the price of its own common stock and the average historical volatility of a select peer group of similar companies. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period. Forfeitures of share-based awards are estimated at time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures are estimated based on the percentage of awards expected to vest, taking into consideration the seniority level of the award recipients. For stock options issued, the Company has assumed a five percent forfeiture rate for all awards issued to management and other employees and non-employee directors, and a zero percent forfeiture rate for all awards issued to executive management employees. For restricted stock issued, the Company has assumed a five percent forfeiture rate on all restricted stock awards issued to non-executive management employees, and a zero percent forfeiture rate on restricted stock awards issued to a limited number of executive employees.

Total share-based compensation expense for years ended December 31, 2011, 2010 and 2009, was $3.8 million, $3.2 million and $2.6 million, respectively.

Stock Options. The Company issued incentive stock options in 2006 which are all fully vested and expire ten years from the date of grant. At December 31, 2011, there were 77,455 incentive stock options vested. The non-qualified stock options issued in 2011, 2010, and 2009 were issued to executive management, non-executive management and other employees and non-employee directors under the 2007 Incentive Compensation Plan. The options issued under this plan vest in four equal annual installments commencing on the first anniversary of the grant date. The options expire seven years after the grant date. At December 31, 2011, there were 1,234,224 non-qualified stock options vested.

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.

For the year ended December 31, 2011, net cash proceeds from the exercise of stock options was immaterial.

The following ranges of assumptions were used to estimate the fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Dividend Yield	0.0%	0.0%	0.0%
Expected volatility	47.0 -50.0%	47.0 -48.0%	48.0%
Risk free interest rate	1.25 -2.1%	1.5 - 2.3%	2.0%
Expected term of options	4.25 -5.5 years	4.75 years	4.75 years
Weighted average grant date fair value	$3.73 - $5.15	$3.95 -$5.15	$5.35

The following table represents stock option activity for the year ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding options at December 31, 2010	1,945,770	$4.83	$13.50	4.82
Granted	457,987	4.60	10.46
Excercised	(4,000)	1.35	2.22
Canceled or forfeited	(76,666)	4.98	13.16

Outstanding options at December 31, 2011	2,323,091	4.79	12.93	4.30

Options excercisable at December 31, 2011	1,311,679	$4.70	$13.76	3.37

Share-based compensation expense related to grants of stock options for the year ended December 31, 2011, 2010 and 2009 was approximately $2.2 million, $2.0 million and $1.7 million, respectively. At December 31, 2011, the aggregate intrinsic value of both options outstanding and options exercisable was $0.5 million. At December 31, 2011, there was approximately $3.5 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.6 years.

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

A summary of the Company’s nonvested restricted stock as of December 31, 2011, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2010	324,906	$12.62
Granted	214,849	10.46
Vested	(121,447)	12.85
Canceled or forfeited	(16,160)	12.60

Nonvested, December 31, 2011	402,148	$11.40

Share-based compensation expense related to grants of restricted stock for the year ended December 31, 2011, 2010 and 2009 was approximately $1.7 million, $1.2 million and $0.9 million, respectively. Total unrecognized compensation expense for unvested restricted shares of common stock as of December 31, 2011 was approximately $3.3 million, which is expected to be recognized over a weighted average period of 2.7 years.

Note 19.  Commitments and Contingencies

Litigation. From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. Although the outcome of these matters cannot presently be determined, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

NDeX. The sellers of Barrett-NDEx, as noncontrolling interest holders in NDeX, or their transferees, each as members of NDeX, have the right to require NDeX to repurchase all or any portion of the NDeX equity interest held by them. This right is exercisable for a period of six months following September 2, 2012. To the extent the sellers of Barrett-NDEx timely exercise this right, the purchase price would be based upon 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would be payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.

DiscoverReady. Under the terms of the amended DiscoverReady limited liability agreement, DR Holdco has the right, for a period of 90 days following November 2, 2012, to require DiscoverReady to repurchase approximately 50% of DR Holdco’s equity interest in DiscoverReady, and for a period of 90 days following November 2, 2013, to require DiscoverReady to purchase DR Holdco’s remaining equity interest in DiscoverReady. In addition, for a period of 90 days following November 2, 2013, DiscoverReady also has the right to require DR Holdco to sell its entire equity interest in DiscoverReady. In each case, if either party timely exercises its right, DiscoverReady would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under certain circumstances. If either of these rights are exercised, the aggregate purchase price would be paid by DiscoverReady in cash, to the extent allowable by the terms and conditions of the Company’s then-existing bank credit agreement.

Note 20.   Selected Quarterly Financial Data (unaudited)

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010. Each period presented has been adjusted to remove discontinued operations. Please see Note 9 for additional information on discontinued operations. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes.

Quarterly Financial Data

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Unaudited)
	(in Thousands)
2011
Revenues	$71,753	$68,387	$74,217	$71,213	$285,570
Operating income	7,634	5,785	7,827	20,880	42,126
Net income attributable to The Dolan Company	3,475	2,572	3,089	10,357	19,493
Net income attributable to The Dolan Company per share—Basic and Diluted	0.12	0.09	0.10	0.34	0.65
2010
Revenues	$76,196	$77,791	$77,438	$75,470	$306,895
Operating income	17,769	16,565	16,576	12,706	63,616
Net income attributable to The Dolan Company	9,157	8,632	9,040	5,526	32,355
Net income attributable to The Dolan Company per share—Basic and Diluted	0.30	0.29	0.30	0.18	1.07

A summary of significant events occurring in 2011 and 2010 that may assist in reviewing the information provided above follows:

2011. In May 2011, the Company purchased approximately one-third of the outstanding membership units of DiscoverReady held by its minority partner, DR Holdco LLC. As a result of this transaction, the Company’s ownership percentage in DiscoverReady increased from 85.3% to 90.0%, and the noncontrolling interest decreased from 14.7% to 10.0%. On July 25, 2011, the Company acquired certain assets of ACT Litigation Services.

2010. On August 9, 2010, the Company acquired certain assets of Federal News. On December 1, 2010, the Company acquired the equity interests of DataStream.

Note 21.  Subsequent Events

On March 6, 2012, the Company entered into a second amendment to the credit agreement for the Company’s senior secured credit facility that increases the maximum aggregate amount of the revolving credit facility from $155.0 million to $165.0 million and amends certain of the credit agreement’s definitions and covenants. The new credit agreement, as amended, requires that, as of the last day of any fiscal quarter, the Company and its consolidated subsidiaries not permit: its total cash flow leverage ratio to be more than 3.00 to 1.00 (or 3.50 to 1.00 following an acquisition triggering event); fixed charge coverage ratio to be less than 2.00 to 1.00; and adjusted EBITDA for the previous two fiscal quarters to be less than $23.0 million as of both March 31, 2012, and June 30, 2012, and less than $27.5 million for periods of determination thereafter, which amount may increase up to $35.0 million upon increase of the revolving credit facility pursuant to the accordion feature. The Company paid fees of approximately $0.3 million in connection with this amendment.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria described in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

In making this assessment as of December 31, 2011, we have excluded the operations ACT Litigation Services, Inc., acquired on July 25, 2011. The financial statements of ACT reflect total assets of approximately 17% and total revenues of approximately 6% of our consolidated financial amounts as of and for the year ended December 31, 2011. We have excluded this business because we have not had sufficient time to make an assessment of its internal controls using the COSO criteria in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. In excluding this business from our assessment, we have considered the “Frequently Asked Questions” as set forth by the office of the Chief Accountant and the Division of Corporate Finance on June 24, 2004, as revised on September 24, 2007, which acknowledges that it may not be possible to conduct an assessment of an acquired business’s internal control over financial reporting in the period between the consummation date and the date of management’s assessment and contemplates that such business would be excluded from management’s assessment in the year of acquisition.

McGladrey & Pullen, LLP, the independent registered accounting firm who audited our consolidated financial statements, has also audited the effectiveness our internal control over financial reporting as of December 31, 2011, as described in their report on the next page.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Dolan Company

We have audited The Dolan Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Dolan Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting in this Annual Report on Form 10-K of The Dolan Company for the year ended December 31, 2011. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As described in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management has excluded the operations of ACT Litigation Services from its assessment of internal control over financial reporting as of December 31, 2011, because this business was acquired by the Company on July 25, 2011. We have also excluded this acquired business, which comprises approximately 17% of consolidated assets and 6% of consolidated revenues as of and for the year ended December 31, 2011, from our audit of internal control over financial reporting.

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

In our opinion, The Dolan Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Dolan Company and Subsidiaries as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, and our report dated March 9, 2012, expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota
March 9, 2012

Item 9B.	Other Information

On March 6, 2012, the Company entered into a second amendment (the “Second Amendment”) to its Third Amended and Restated Credit Agreement, dated as of December 6, 2010, among the Company, its consolidated subsidiaries, the lenders from time to time party thereto, U.S. Bank National Association, as a lender, LC issuer, swing line lender, lead arranger, sole bookrunner, and as administrative agent for the lenders, and Wells Fargo, National Association, as a lender and as syndication agent, as previously amended on September 30, 2011. The Second Amendment increases the maximum aggregate amount of the Credit Agreement’s revolving credit facility from $155.0 million to $165.0 million and adjusts certain of the Credit Agreement’s definitions and covenants.

The foregoing description is qualified in its entirety by reference to the Second Amendment, which is filed as Exhibit 10.49 to this Annual Report on Form 10-K and is incorporated by reference herein; the first amendment to the Credit Agreement, which was filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2011 and is incorporated by reference herein; and the Credit Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2010 and is incorporated by reference herein.

PART III

We have incorporated by reference information required by Part III into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders. We expect to file our proxy statement with the SEC pursuant to Regulation 14A in early April 2012, but will file it, in no event later than 120 days after December 31, 2011. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our proxy statement, no other portions of the proxy statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

We have incorporated into this item by reference the information provided under “Proposal 1—Election of Directors,” “Executive Officers,” “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Our Code of Ethics and Business Conduct Policies” and “Audit Committee” in our proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2011. On December 31, 2011, we had one active equity compensation plan, the 2007 Incentive Compensation Plan, which was amended and restated in 2010 to increase the number of shares reserved for issuance from 2.7 million shares to 4.8 million shares. Our board of directors and stockholders have also approved an Employee Stock Purchase Plan, having an effective date after December 31, 2007. We have not yet determined when or if we will implement the Employee Stock Purchase Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders: 2007 Incentive Compensation Plan	2,323,091	$12.93	1,752,581	(1)
Employee Stock Purchase Plan	—	—	900,000

Subtotal	2,323,091	$12.93	2,652,581

Equity compensation plans not approved by security holders	—	—	—

Total	2,323,091	$12.93	2,652,581

(1)	Includes 16,160 shares of restricted stock that were forfeited by grantees during 2011, which are available to be reissued under the 2007 Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Party Transactions and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statements Schedule

a. Financial Statements and Schedules.

1.	Financial Statements. The consolidated financial statements filed as part of this report are listed in the index to financial statements in Item 8 of this Annual Report on Form 10-K as follows and incorporated in this Item 15 by reference:

2.	Financial Statement Schedules. Financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the related notes.

B.     EXHIBITS

Exhibit No.	Title	Method of Filing

2.1	Membership Interests Purchase Agreement by and among DiscoverReady LLC, DR Holdco LLC, Steven R. Harber, David Shub, James K. Wagner, Paul Yerkes, C. Parkhill Mays and The Dolan Company (f/k/a Dolan Media Company) dated November 2, 2009	Incorporated by reference to Exhibit 2.1 of our quarterly report on Form l0-Q filed with the SEC on November 6, 2009. The schedules and exhibit to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted schedules and exhibits.

2.2	Asset Purchase Agreement, dated July 25, 2011, among The Dolan Company, DiscoverReady LLC, ACT Litigation Services, Inc. and the Persons listed on Annex A thereto (excluding schedules and exhibits, which The Dolan Company agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed with the SEC on July 26, 2011.

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3 of our current report on Form 8-K filed with the SEC on May 26, 2010.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed with the SEC on December 18, 2008.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of The Dolan Company (f/k/a Dolan Media Company)	Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed with the SEC on February 3, 2009.

4.1	Specimen Stock Certificate	Filed herewith.

4.2	Rights Agreement, dated as of January 29, 2009, by and between The Dolan Company (f/k/a Dolan Media Company) and Mellon Investor Services LLC, as Rights Agent	Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed with the SEC on February 3, 2009.

Exhibit No.	Title	Method of Filing

4.3	Amendment No. 1 to Rights Agreement, dated as of March 17, 2010, by and between The Dolan Company (f/k/a Dolan Media Company) and Mellon Investor Services LLC, as Rights Agent	Incorporated by reference to Exhibit 4 of our current report on Form 8-K filed with the SEC on March 22, 2010.

4.4	Amendment No. 2 to Rights Agreement, dated as of September 15, 2011, effective as of September 16, 2011, by and between The Dolan Company and Wells Fargo Bank, N.A., as successor Rights Agent	Incorporated by reference to Exhibit 4 of our current report on Form 8-K filed with the SEC on September 16, 2011.

10.1*	Amended and Restated Employment Agreement of James P. Dolan dated effective April 1, 2007	Incorporated by reference to Exhibit 10.1 of our amendment to registration statement on Form S-1/A filed with the SEC on June 7, 2007 (Registration No. 333-142372).

10.2*	First Amendment to the Amended and Restated Employment Agreement of James P. Dolan dated December 29, 2008	Incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K filed with the SEC on March 12, 2009.

10.3*	Amended and Restated Employment Agreement between The Dolan Company (f/k/a Dolan Media Company) and Scott J. Pollei dated August 1, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on August 4, 2009.

10.4*	Employment Agreement between The Dolan Company (f/k/a Dolan Media Company) and Vicki J. Duncomb dated effective August 1, 2009	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on August 4, 2009.

10.5*	Employment Agreement of Mark W.C. Stodder dated effective April 1, 2007	Incorporated by reference to Exhibit 10.4 of our amendment to registration statement on Form S-1/A filed with the SEC on June 7, 2007 (Registration No. 333-142372).

10.6*	First Amendment to the Employment Agreement of Mark W.C. Stodder dated December 29, 2008	Incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed with the SEC on March 12, 2009.

10.7*	Second Amendment to the Employment Agreement of Mark W.C. Stodder dated August 1, 2009	Incorporated by reference to Exhibit 10.8 of our quarterly report on Form 10-Q filed with the SEC on August 7, 2009.

10.8*	Employment Agreement of David A. Trott dated as of March 14, 2006	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration NO. 333-142372).

10.9*	First Amendment to the Employment Agreement of David A. Trott dated December 29, 2008	Incorporated by reference to Exhibit 10.6 of our annual report on Form 10-K filed with the SEC on March 12, 2009.

10.10*	Separation Agreement and General Release between The Dolan Company (f/k/a Dolan Media Company) and Mark E. Baumbach dated July 28, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on July 28, 2009.

10.11*	Consulting Agreement between Mark E. Baumbach and The Dolan Company (f/k/a Dolan Media Company) dated September 28, 2009	Incorporated by reference to Exhibit 10.8 of our quarterly report on Form l0-Q filed with the SEC on November 6, 2009.

10.12*	2007 Incentive Compensation Plan (Amended and Restated in 2010)	Incorporated by reference to Exhibit 10 of our current report on Form 8-K filed with the SEC on May 26, 2010.

10.13*	Form of Non-Qualified Stock Option Award Agreement	Incorporated by reference to Exhibit 10.6 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

10.14*	Form of Incentive Stock Option Award Agreement	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

10.15*	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.7 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

Exhibit No.	Title	Method of Filing

10.16*	Amended and Restated Executive Change in Control Plan	Incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K filed with the SEC on March 11, 2011.

10.17	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on June 29, 2007 (Registration No. 333-142372).

10.18*	2007 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

10.19	Services Agreement between American Processing Company, LLC, Trott & Trott, P.C. and David A. Trott	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on June 7, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.20	Services Agreement between American Processing Company, LLC, Feiwell & Hannoy Professional Corporation, Michael Feiwell and Douglas Hannoy	Incorporated by reference to Exhibit 10.9 of our amendment to registration statement on Form S-1/A filed with the SEC on June 7, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.21	Services Agreement between American Processing Company, LLC and Wilford & Geske, Professional Association	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on February 25, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.22	First Amendment to the Services Agreement between American Processing Company, LLC and Wilford & Geske, P.A. dated June 4, 2009	Incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed with the SEC on May 6, 2009.

10.23	Second Amendment to the Services Agreement between American Processing Company, LLC and Wilford & Geske, P.A. dated June 4, 2009	Incorporated by reference to Exhibit 10.1 of our quarterly report on Form l0-Q filed with the SEC on August 7, 2009. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.24	Amended and Restated Services Agreement between National Default Exchange, LP and Barrett Daffin Frappier Turner & Engel, LLP dated September 2, 2008	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on September 2, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.25	Letter Agreement amending Amended and Restated Services Agreement between National Default Exchange, LP and Barrett Daffin Frappier Turner & Engel, LLP dated January 13, 2009	Incorporated by reference to Exhibit 10.35 of our annual report on Form 10-K filed with the SEC on March 12, 2009. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.26	Services Agreement between American Processing Company, LLC (d/b/a NDeX) and James E. Albertelli, P.A. (and, for certain purposes, James E. Albertelli, individually) dated October 1, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on October 5, 2009. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.27	First Amendment to Services Agreement among American Processing Company, LLC (d/b/a NDeX), James E. Albertelli, P.A. and James E. Albertelli, individually, dated as of July 12, 2010	Incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed with the SEC on August 5, 2010.

Exhibit No.	Title	Method of Filing

10.28	Amended and Restated Operating Agreement of The Detroit Legal News Publishing, LLC	Incorporated by reference to Exhibit 10.10 of our amendment to registration statement on Form S-1/A filed with the SEC on June 7, 2007 (Registration No. 333-142372).

10.29	Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration No. 333-142372). This Exhibit 10.12 also included Amendment No. 1 to the Amended and Restated Operating Agreement of American Processing Company, LLC, identified in this exhibit list as Exhibit 10.30.

10.30	Amendment No. 1 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration No. 333-142372).

10.31	Amendment No. 2 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on December 3, 2007.

10.32	Amendment No. 3 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on February 25, 2008.

10.33	Amendment No. 4 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on September 2, 2008.

10.34	Amendment No. 5 to the American Processing Company, LLC Operating Agreement dated July 1, 2009	Incorporated by reference to Exhibit 10.2 of our quarterly report on Form l0-Q filed with the SEC on August 7, 2009.

10.35	Amendment No. 6 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on January 5, 2010.

10.36	Amendment No. 7 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on January 5, 2010.

10.37	Amendment No. 8 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.37 of our annual report on Form 10-K filed with the SEC on March 8, 2010.

10.38	Third Amended and Restated Limited Liability Company Agreement of DiscoverReady LLC dated as of November 2, 2009	Incorporated by reference to Exhibit 10.9 of our quarterly report on Form 10-Q filed with the SEC on November 6, 2009.

10.39	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of DiscoverReady LLC dated as of April 30, 2010	Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q filed with the SEC on May 6, 2010.

10.40	Third Amended and Restated Credit Agreement, dated as of December 6, 2010, among The Dolan Company, the subsidiaries of The Dolan Company, the lenders from time to time party thereto, U.S. Bank National Association, as administrative agent, lead arranger and sole bookrunner, and Wells Fargo Bank, National Association, as syndication agent	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on December 7, 2010.

10.41	Asset Purchase Agreement among The Dolan Company (f/k/a Dolan Media Company), American Processing Company, LLC (d/b/a NDeX), James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli dated October 1, 2009	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on October 5, 2009. The schedules and exhibits to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted schedules and exhibits.

10.42	First Amendment to Asset Purchase Agreement among American Processing Company, LLC (d/b/a NDeX), The Dolan Company (f/k/a Dolan Media Company), James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, individually, dated as of July 12, 2010	Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed with the SEC on August 5, 2010.

Exhibit No.	Title	Method of Filing

10.43	Common Unit Purchase Agreement by and between David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, Dolan APC, LLC, The Dolan Company (f/k/a Dolan Media Company) and Trott & Trott P.C. dated December 31, 2009	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 5, 2010. The exhibits to the Common Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits.

10.44	Common Unit Purchase Agreement by and between David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, Dolan APC, LLC, The Dolan Company (f/k/a Dolan Media Company) and Trott & Trott P.C. dated January 4, 2010	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on January 5, 2010. The exhibits to the Common Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits.

10.45*	Employment Agreement of Renee Jackson dated as of July 12, 2010	Incorporated by reference to Exhibit 10.45 to our annual report on Form 10-K filed with the SEC on March 11, 2011.

10.46	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of DiscoverReady LLC, dated as of May 11, 2011	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on May 16, 2011.

10.47	First Amendment to Third Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among the Dolan Company, its consolidated subsidiaries, the lenders from time to time party to the Credit Agreement, U.S. Bank National Association, as a lender, LC issuer, swing line lender, and as administrative agent for the lenders, and Wells Fargo Bank, National Association, as a lender and as syndication agent.	Incorporated by reference to Exhibit 10 to our current report on Form 8-K filed with the SEC on September 30, 2011.

10.48	Second Amendment to Services Agreement among American Processing Company, LLC (d/b/a NDeX), James E. Albertelli, P.A. and James E. Albertelli, individually, dated as of November 15, 2011	Filed herewith.

10.49	Second Amendment to Third Amended and Restated Credit Agreement dated March 6, 2012, by and among the Dolan Company, its consolidated subsidiaries, the lenders from time to time party to the Credit Agreement, U.S. Bank National Association, as a lender, LC issuer, swing line lender, and as administrative agent for the lenders, and Wells Fargo Bank, National Association, as a lender and as syndication agent.	Filed herewith.

101	Interactive Data File	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of McGladrey & Pullen, LLP	Filed herewith.

23.2	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Filed herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Filed herewith.

*	Management contract or compensatory plan, contract or arrangement required to be filed as exhibit to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DOLAN COMPANY

Dated: March 9, 2012

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

Signature	Title	Date

/s/ JAMES P. DOLAN	Chairman, Chief Executive Officer, President and Director	March 9, 2012
James P. Dolan	(Principal Executive Officer)

/s/ VICKI J. DUNCOMB	Vice President and Chief Financial Officer	March 9, 2012
Vicki J. Duncomb	(Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN C. BERGSTROM	Director	March 9, 2012
John C. Bergstrom

/s/ ANTON J. CHRISTIANSON	Director	March 9, 2012
Anton J. Christianson

/s/ BILL L. FAIRFIELD	Director	March 9, 2012
Bill L. Fairfield

/s/ ARTHUR J. KINGSBURY	Director	March 9, 2012
Arthur J. Kingsbury

/s/ LAUREN RICH FINE	Director	March 9, 2012
Lauren Rich Fine

/s/ GEORGE ROSSI	Director	March 9, 2012
George Rossi

/s/ GARY H. STERN	Director	March 9, 2012
Gary H. Stern

Exhibit Index

Exhibit No.	Title	Method of Filing

4.1	Specimen Stock Certificate	Filed herewith.

10.48	Second Amendment to Services Agreement among American Processing Company, LLC (d/b/a NDeX), James E. Albertelli, P.A. and James E. Albertelli, individually, dated as of November 15, 2011	Filed herewith.

10.49	Second Amendment to Third Amended and Restated Credit Agreement dated March 6, 2012, by and among the Dolan Company, its consolidated subsidiaries, the lenders from time to time party to the Credit Agreement, U.S. Bank National Association, as a lender, LC issuer, swing line lender, and as administrative agent for the lenders, and Wells Fargo Bank, National Association, as a lender and as syndication agent	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of McGladrey & Pullen, LLP	Filed herewith.

23.2	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Filed herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Filed herewith.

101	Interactive Data File	Filed herewith.