Form 10-Q
period 2012-03-31
Dolan Co.
filed 2012-05-08
CIK 1396838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On May 2, 2012, there were 30,574,995 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Dolan Company

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,485	$752
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,508 and $1,416 as of March 31, 2012, and December 31, 2011, respectively)	72,569	72,117
Unbilled pass-through costs	4,382	4,317
Prepaid expenses and other current assets	4,891	3,976
Income tax receivable	1,977	1,968
Assets held for sale	258	257

Total current assets	85,562	83,387
Accounts receivable, long-term	2,521	2,500
Investments	11,626	11,901
Property and equipment, net	19,085	19,263
Finite-lived intangible assets, net	207,980	212,950
Indefinite-lived intangible assets	285,131	285,131
Other assets	2,776	2,563

Total assets	$614,681	$617,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$7,097	$7,667
Accounts payable	17,462	18,759
Accrued pass-through liabilities	9,078	8,820
Accrued compensation	5,845	5,189
Accrued liabilities	5,808	5,588
Due to sellers of acquired businesses	34,790	21,449
Deferred revenue	21,226	20,290

Total current liabilities	101,306	87,762
Long-term debt, less current portion	164,045	168,724
Deferred income taxes	20,267	20,739
Due to sellers of acquired businesses	974	13,733
Other liabilities	7,514	7,319

Total liabilities	294,106	298,277

Redeemable noncontrolling interest	13,615	12,726

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,575,082 and 30,576,597 shares as of March 31, 2012, and December 31, 2011, respectively	30	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Other comprehensive loss (net of tax)	(1,250)	(1,285)
Additional paid-in capital	294,540	294,476
Retained earnings (accumulated deficit)	13,640	13,471

Total stockholders’ equity	306,960	306,692

Total liabilities and stockholders’ equity	$614,681	$617,695

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues
Professional Services	$47,905	$51,957
Business Information	18,817	19,796

Total revenues	66,722	71,753

Operating expenses
Direct operating: Professional Services	23,417	23,502
Direct operating: Business Information	7,168	7,809
Selling, general and administrative	27,643	26,820
Amortization	4,971	4,489
Depreciation	2,101	1,916
Fair value adjustments on earnout liabilities	(69)	330

Total operating expenses	65,231	64,866
Equity in earnings of affiliates	425	748

Operating income	1,916	7,635

Non-operating income (expense)
Interest expense, net of interest income	(2,004)	(1,608)
Non-cash interest income related to interest rate swaps	—	286

Total non-operating expense	(2,004)	(1,322)

(Loss) income from continuing operations before income taxes	(88)	6,313
Income tax benefit (expense)	71	(2,369)

(Loss) income from continuing operations	(17)	3,944
Discontinued operations, net of tax	(160)	(250)

Net (loss) income	(177)	3,694
Less: Net loss (income) attributable to redeemable noncontrolling interests	346	(219)

Net income attributable to The Dolan Company	$169	$3,475

Earnings per share – basic:
Income from continuing operations attributable to The Dolan Company	$0.01	$0.13
Discontinued operations attributable to The Dolan Company	—	(0.01)

Net income attributable to The Dolan Company	0.01	0.12
Decrease in redeemable noncontrolling interest in NDeX	—	0.03

Net income attributable to The Dolan Company common stockholders	$0.01	$0.15

Weighted average shares outstanding - basic	30,175	30,129

Earnings per share – diluted:
Income from continuing operations attributable to The Dolan Company	$0.01	$0.12
Discontinued operations attributable to The Dolan Company	—	(0.01)

Net income attributable to The Dolan Company	0.01	0.11
Decrease in redeemable noncontrolling interest in NDeX	—	0.03

Net income attributable to The Dolan Company common stockholders	$0.01	$0.14

Weighted average shares outstanding - diluted	30,272	30,365

Amounts attributable to The Dolan Company and to The Dolan Company common stockholders:
Income from continuing operations, net of tax, attributable to The Dolan Company	$329	$3,725
Discontinued operations, net of tax, attributable to The Dolan Company	(160)	(250)

Net income attributable to The Dolan Company	169	3,475
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	964

Net income attributable to The Dolan Company common stockholders	$169	$4,439

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income attributable to The Dolan Company	$169	$3,475
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	35	201

Comprehensive income attributable to The Dolan Company	$204	$3,676

The Dolan Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2010	30,511,408	$30	$286,148	$(6,022)	$(1,298)	$278,858

Net income attributable to The Dolan Company	—	—	—	19,493	—	19,493
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	—	7,487	—	—	7,487
Unrealized gain on interest rate swap, net of tax	—	—	—	—	13	13
Issuance of common stock pursuant to the exercise of stock options	4,000	—	9	—	—	9
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	198,689	—	3,861	—	—	3,861
Repurchase of common stock	(137,500)	—	(1,691)	—	—	(1,691)
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	(1,261)	—	—	(1,261)
Other	—	—	(77)	—	—	(77)

Balance at December 31, 2011	30,576,597	$30	$294,476	$13,471	$(1,285)	$306,692

Net income attributable to The Dolan Company	—	—	—	169	—	169
Increase in redeemable noncontrolling interest in NDeX , net of tax	—	—	(2,511)	—	—	(2,511)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	35	35
Share-based compensation expense, including forfeitures of restricted stock	(1,515)	—	805	—	—	805
Decrease in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	1,770	—	—	1,770

Balance at March 31, 2012	30,575,082	$30	$294,540	$13,640	$(1,250)	$306,960

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net (loss) income	$(177)	$3,694
Loss from discontinued operations	160	250

(Loss) income from continuing operations	(17)	3,944
Distributions received from The Detroit Legal News Publishing, LLC	700	1,400
Distributions paid to holders of noncontrolling interests	—	(36)
Non-cash operating activities:
Amortization	4,971	4,489
Depreciation	2,101	1,916
Equity in earnings of affiliates	(425)	(748)
Stock-based compensation expense	801	837
Change in value of interest rate swap	—	(286)
Amortization of debt issuance costs	100	88
Non-cash fair value adjustment on earnouts recorded in connection with acquisitions	(69)	330
Changes in operating assets and liabilities:
Accounts receivable and unbilled pass-through costs	(30)	(4,119)
Prepaid expenses and other current assets	(929)	2,378
Other assets	1	34
Accounts payable and accrued liabilities	(113)	(3,106)
Deferred revenue and other liabilities	1,177	506

Cash provided by operating activities - continuing operations	8,268	7,627
Cash used in operating activities - discontinued operations	(24)	(49)

Net cash provided by operating activities	8,244	7,578

Cash flows from investing activities
Acquisitions and investments	—	(85)
Capital expenditures	(1,522)	(2,242)
Other	—	2

Cash used for investing activities - continuing operations	(1,522)	(2,325)
Cash used for investing activities - discontinued operations	(7)	(7)

Net cash used in investing activities	(1,529)	(2,332)

Cash flows from financing activities
Net payments on senior revolving note	(3,700)	(3,800)
Payments on senior long-term debt	(1,250)	(1,250)
Payments on unsecured notes payable	(620)	(590)
Payments for repurchase of common stock	—	(1,691)
Payments of deferred financing costs	(313)	—
Other	(99)	(53)

Net cash used in financing activities	(5,982)	(7,384)

Net change in cash and cash equivalents	733	(2,138)
Cash and cash equivalents at beginning of the period	752	4,862

Cash and cash equivalents at end of the period	$1,485	$2,724

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Note 1. Basis of Presentation

Basis of Presentation: The condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of The Dolan Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011, included in the Company’s annual report on Form 10-K filed on March 9, 2012, with the Securities and Exchange Commission.

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

In 2011, the Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment. Accordingly the Company has removed from its operating results for the three months ended March 31, 2012 and 2011, the results of these businesses and presented them within discontinued operations. The assets of these operations, net of related liabilities, are included in assets held for sale. See Note 8 for further information on businesses held for sale.

New Accounting Pronouncements: In June 2011, the Federal Accounting Standards Board (“FASB”) amended its accounting guidance to increase the prominence of items reported in other comprehensive income (“OCI”). The guidance requires the presentation of the components of net income, the components of OCI and total OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for the Company beginning with its March 31, 2012, financial statements. The Company has elected presentation of two separate but consecutive statements.

Note 2. Basic and Diluted Income Per Share

Basic per share amounts are computed, generally, by dividing net income attributable to The Dolan Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At March 31, 2012, and December 31, 2011, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 14 for information on stock options and restricted stock) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net income attributable to The Dolan Company common stockholders per share (in thousands except for per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income attributable to The Dolan Company	$169	$3,475
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	964

Net income attributable to The Dolan Company common stockholders	$169	$4,439

Basic:
Weighted average common shares outstanding	30,576	30,455
Weighted average common shares of unvested restricted stock	(401)	(326)

Shares used in the computation of basic net income per share	30,175	30,129

Net income attributable to The Dolan Company common stockholders per share — basic	$0.01	$0.15

Diluted:
Shares used in the computation of basic net income per share	30,175	30,129
Stock options and restricted stock	97	236

Shares used in the computation of dilutive net income per share	30,272	30,365

Net income attributable to The Dolan Company common stockholders per share — diluted	$0.01	$0.14

For the three months ended March 31, 2012 and 2011, options to purchase 2.2 million and 1.1 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.

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

On July 25, 2011, the Company, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT Litigation Services, Inc. (“ACT”), and as such, the results of ACT’s operations are included in the Company’s financial statements from that date forward. The acquisition included certain earnout payments, which management estimates at each reporting date. At March 31, 2012, the Company estimated the total earnout liabilities payable to the sellers of ACT to be $26.7 million, in the aggregate, of which $14.7 million was paid in April 2012. Additionally, the majority of the remaining balance of the earnout payable will be converted in the second quarter of 2012 to a note payable, due in March 2013, and is subject to further adjustment based on certain revenue targets for 2012. The Company has determined that the earnout liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in fair value adjustments on earnout liabilities. See Note 5 for information pertaining to changes in the fair value of this liability during the three months ended March 31, 2012.

Pro Forma Information: Actual results of operations reflecting the equity interests and assets acquired in 2011 are included in the unaudited condensed consolidated interim financial statements from the dates of the applicable business combination. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to the Company’s 2011 acquisitions of ACT and noncontrolling interest in DiscoverReady, using the purchase method as if they occurred on January 1, 2011. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the business combinations occurred as of the beginning of each such year (in thousands, except per share data):

Pro Forma
Three Months Ended March 31, 2011
Total revenues	$80,941
Net income attributable to The Dolan Company	4,507
Net income attributable to The Dolan Company per share - basic and diluted	$0.15

Weighted average shares outstanding:
Basic	30,129

Diluted	30,365

Note 4. Derivative Instruments

The Company has entered into two interest rate swap agreements to manage the risk associated with a portion of its floating-rate long-term debt. The Company does not utilize derivative instruments for speculative purposes. Both interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the first interest rate swap agreement is $50 million through December 30, 2012, $35 million from December 31, 2012 through December 30, 2013, and $25 million from December 31, 2013 through June 30, 2014. The notional amount of the second interest rate swap agreement is $25 million through December 31, 2014. The Company has designated both swaps as cash flow hedges and has determined that they qualify for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized. In addition to these swaps, the Company held a swap agreement with a notional amount of $25 million, which matured on March 31, 2011. This swap was not designated for hedge accounting treatment and therefore any changes in the fair value were recorded through the statement of operations.

At both March 31, 2012, and December 31, 2011, the Company had $1.3 million in other accumulated comprehensive loss related to unrealized losses (net of tax) on the cash flow hedges. Unrealized gains and losses are reflected in net income attributable to The Dolan Company when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

The cash flow hedges were highly effective for the three months ended March 31, 2012. The Company does not expect to reclassify any amounts from other comprehensive income to net income attributable to The Dolan Company during 2012. The occurrence of these related cash flows and hedged transactions remains probable.

The Company had liabilities of $2.0 million and $2.1 million resulting from interest rate swaps at March 31, 2012, and December 31, 2011, respectively, which are included in other liabilities on the balance sheet. Total floating-rate borrowings not offset by the swap agreements at March 31, 2012, totaled $93.8 million.

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

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,036	$—	$2,036
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	2,727	2,727
Earnout liability recorded in connection with the DataStream acquisition	—	—	100	100
Earnout liabilities recorded in connection with the ACT acquisition	—	—	26,736	26,736
Redeemable noncontrolling interest in DiscoverReady	—	—	9,625	9,625

Total	$—	$2,036	$39,188	$41,224

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,093	$—	$2,093
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	2,727	2,727
Earnout liability recorded in connection with the DataStream acquisition	—	—	250	250
Earnout liabilities recorded in connection with the ACT acquisition	—	—	26,655	26,655
Redeemable noncontrolling interest in DiscoverReady	—	—	12,685	12,685

Total	$—	$2,093	$42,317	$44,410

The following table summarizes the changes in fair value for all Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2012 (in thousands):

	Earnout liabilities recorded in connection with acquisitions
	NDeX Florida	DataStream	ACT	Redeemable NCI in DiscoverReady	Total
Balance at December 31, 2011	$2,727	$250	$26,655	$12,685	$42,317
Fair Value Adjustment Included in Net Income Attributable to The Dolan Company	—	(150)	81	—	(69)
Minority Partner’s Share of Loss	—	—	—	(204)	(204)
Fair Value Adjustment Included in Additional Paid-in Capital and Deferred Taxes	—	—	—	(2,856)	(2,856)

Balance at March 31, 2012	$2,727	$100	$26,736	$9,625	$39,188

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). No such fair value adjustments were required during the current quarter.

Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of its variable-rate debt issues that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At March 31, 2012, the carrying value of variable-rate debt under the Company’s senior credit facility of $168.8 million approximates its estimated fair value.

Note 6. Investments

Investments consisted of the following at March 31, 2012, and December 31, 2011 (in thousands):

	Accounting Method	Percent Ownership	March 31, 2012	December 31, 2011
The Detroit Legal News Publishing, LLC	Equity	35.0	$11,077	$11,334
Other	Equity	19.5	549	567

Total			$11,626	$11,901

For the three months ended March 31, 2012 and 2011 , the equity (loss) in earnings of affiliates is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
The Detroit Legal News Publishing, LLC	$443	$757
Other	(18)	(9)

Total	$425	$748

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

The following tables summarize certain key information relating to the Company’s investment in DLNP as of March 31, 2012, and December 31, 2011, and for the three months ended March 31, 2012 and 2011 (in thousands):

	As of March 31, 2012	As of December 31, 2011
Carrying value of investment	$11,077	$11,334
Underlying finite-lived customer list, net of amortization	5,529	5,906

	Three Months Ended March 31,
	2012	2011
Equity in earnings of DLNP, net of amortization of customer list	$443	$757
Distributions received	700	1,400
Amortization expense	377	377

Note 7. Intangible Assets

Indefinite-Lived Intangible Assets: Indefinite-lived intangible assets consist of trade names and goodwill. The Company has determined that these assets have an indefinite life and therefore will not be amortized. The Company reviews indefinite-lived intangible assets for impairment annually in the fourth quarter or whenever an indicator is identified which suggests an impairment may be present.

Finite-Lived Intangible Assets: Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2012 and 2011, was $5.0 million and $4.5 million, respectively.

Note 8. Assets Held for Sale

During the fourth quarter of 2011, the Company committed to sell two of its smallest-market stand-alone businesses within the Business Information segment, The Mississippi Business Journal and The Colorado Springs Business Journal. The businesses’ operations and cash flows will be eliminated from ongoing operations as a result of the anticipated sales and the Company will not have significant continuing involvement in the operations after the sales. The Company has classified the net assets and liabilities of these operations as assets held for sale and reported the results of the businesses in discontinued operations.

Note 9. Long-Term Debt, Capital Lease Obligation

A summary of long-term debt is as follows (in thousands):

	March 31, 2012	December 31, 2011
Senior secured debt (see below):
Senior variable-rate term note	$43,750	$45,000
Senior variable-rate revolving note	125,000	128,700

Total senior secured debt	168,750	173,700
Unsecured notes payable	1,849	2,470
Capital lease obligations	543	221

	171,142	176,391
Less current portion	7,097	7,667

Long-term debt, less current portion	$164,045	$168,724

Senior Secured Debt: As of March 31, 2012, the Company and its consolidated subsidiaries have a credit agreement with a syndicate of banks for a $215.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $165.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015. In the first quarter of 2012, the Company entered into a second amendment to the credit agreement for the Company’s senior secured credit facility that increased the maximum aggregate amount of the revolving credit facility from $155.0 million to $165.0 million and amended certain of the credit agreement’s definitions and covenants. The Company paid fees of approximately $0.3 million in connection with this amendment.

At March 31, 2012, the Company had net unused available capacity of $40.0 million on its revolving credit facility, after taking into account the senior leverage ratio requirements under the credit facility. The Company expects to use the remaining availability under this credit facility, if needed, for working capital, potential acquisitions, stock buy-backs and other general corporate purposes.

Note 10. Common Stock

The Company’s stock buy-back plan permits the Company to repurchase up to 2 million shares of issued and outstanding common stock at prevailing market prices or negotiated prices at any time through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. No shares were repurchased during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company repurchased 137,500 shares under this plan at an average price of $12.27 per share, for a total of $1.7 million.

Note 11. Income Taxes

The provision for income taxes for the three months ended March 31, 2012, reflected a tax benefit of $71,000 compared to $2.4 million of expense for the three months ended March 31, 2011. The company is projecting a 2012 annual effective tax rate of 40.6%, before the impact of discrete items, compared to 37.4% for the same period last year. The increase in tax rate is primarily due to state tax expense increasing as a proportion of earnings and a smaller impact from noncontrolling interest adjustments. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

Note 12. Major Customers and Related Parties

NDeX has eight law firm customers and, of those customers, Trott & Trott, the Barrett law firm (both related parties) and Albertelli Law together comprised 36.7% of the Company’s total revenues for the three months ended March 31, 2012.

NDeX has entered into long-term services agreements with its law firm customers, including Trott & Trott and the Barrett law firm, that provide for the exclusive referral of mortgage default and other files for processing. These services agreements also contemplate the review and possible revision of the fees, on an annual basis, for the services NDeX provides.

Note 13. Reportable Segments

The Company has two operating divisions: Professional Services and Business Information and three reportable segments: (1) Mortgage Default Processing Services; (2) Litigation Support Services; and (3) Business Information. The Mortgage Default Processing Services and Litigation Support Services segments are part of the Professional Services Division as these segments provide professional services supporting, primarily, attorneys and/or their clients. The Business Information segment is part of the Business Information Division. The Mortgage Default Processing Services segment generates revenue from NDeX, which provides mortgage default processing and related services to its customers. The Litigation Support Services segment generates revenue by providing discovery management and document review services through DiscoverReady LLC and appellate services through Counsel Press, LLC. Both of these operating segments generate revenues through fee-based arrangements. The Business Information segment provides products, data and certain services through subscription-based products and a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information segment generates revenues primarily from display and classified advertising (which includes events), public notices, and subscriptions and other. The Company determined its reportable segments based on the types of products sold and services performed.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2012 and 2011 (in thousands):

	Professional Services
	Mortgage Default Processing	Litigation Support	Business Information	Corporate	Total
Three Months Ended March 31, 2012
Income (expense)
Revenues	$29,502	$18,403	$18,817	$—	$66,722
Direct operating expenses	(15,143)	(8,274)	(7,168)	—	(30,585)
Selling, general and administrative expenses	(9,759)	(7,627)	(8,419)	(1,838)	(27,643)
Amortization and depreciation	(3,317)	(2,164)	(1,422)	(169)	(7,072)
Fair value adjustment on earnout liabilities	—	(81)	150	—	69
Equity in earnings of affiliates	—	—	425	—	425

Operating income (loss)	$1,283	$257	$2,383	$(2,007)	$1,916

Three Months Ended March 31, 2011
Income (expense)
Revenues	$37,856	$14,101	$19,796	$—	$71,753
Direct operating expenses	(17,676)	(5,826)	(7,809)	—	(31,311)
Selling, general and administrative expenses	(10,142)	(4,997)	(9,575)	(2,106)	(26,820)
Amortization and depreciation	(3,543)	(944)	(1,746)	(172)	(6,405)
Fair value adjustment on earnout liabilities	(189)	—	(141)	—	(330)
Equity in earnings of affiliates	—	—	748	—	748

Operating income (loss)	$6,306	$2,334	$1,273	$(2,278)	$7,635

Note 14. Share-Based Compensation

The Company has reserved 4.8 million shares of its common stock for issuance under its incentive compensative plan, of which there were 1.8 million shares available for issuance as of March 31, 2012. Total share-based compensation expense for the three months ended March 31, 2012 and 2011, was $0.8 million for both periods.

Stock Options: Share-based compensation expense related to stock options for the three months ended March 31, 2012 and 2011, was $0.4 million and $0.5 million, respectively.

At March 31, 2012, the aggregate intrinsic value of both options outstanding and options exercisable was $0.5 million. At March 31, 2012, there was $3.0 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Grants: Share-based compensation expense related to grants of restricted stock for the three months ended March 31, 2012 and 2011, was $0.4 million and $0.3 million, respectively.

Total unrecognized compensation expense for unvested restricted shares of common stock as of March 31, 2012, was $2.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Note 15. Contingencies and Commitments

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

In this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to The Dolan Company and its consolidated subsidiaries. When we refer to “National Default Exchange” or “NDeX” in this report, we mean all of our mortgage default processing operations in Michigan, Indiana and Minnesota and at Barrett-NDEx, as well as the Florida mortgage default and related title operations acquired from the Albertelli sellers in October 2009. When we refer to “Barrett-NDEx” in this report, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets that NDeX acquired on September 2, 2008. The term “Barrett law firm” refers to Barrett Daffin Frappier Turner & Engel, LLP and its two law firm affiliates. When we refer to the “Albertelli sellers” in this report, it means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group. We also refer to James E. Albertelli, P.A. and The Albertelli Firm, P.C., together, as the “Albertelli law firm.”

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

•

bills introduced and laws enacted to mitigate foreclosures, voluntary relief programs and voluntary halts by servicers or lenders, governmental investigations, enforcement actions, litigation, court orders, settlements, and any resulting additional procedures and longer processing times may have an adverse impact on our mortgage default processing business, including its margins, and on our public notice business;

•

our efforts to grow our business may place a strain on our management and internal systems, processes and controls, may result in operating inefficiencies, and may negatively impact our operating margins;

•

we intend to continue to pursue acquisition opportunities, which we may not do successfully and which may subject us to considerable business and financial risk or require us to raise additional capital or incur additional indebtedness;

•

a failure to comply with covenants under our debt instruments could result in acceleration of debt or an inability to access availability under our credit facility if we were unable to successfully negotiate mutually acceptable amendments or waivers;

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

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2011, filed on March 9, 2012, with the Securities and Exchange Commission (“SEC”) for a description of these and other risks, uncertainties and factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, any forward-looking statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Overview

We are a leading provider of necessary professional services and business information to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating divisions: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two reporting segments: mortgage default processing services and litigation support services. Through our subsidiary, NDeX, we provide mortgage default processing services to eight law firm customers located in California, Florida, Georgia, Indiana, Michigan, Minnesota, and Texas, as well as directly to mortgage lenders and loan servicers on residential real estate located in California. Our subsidiaries DiscoverReady and Counsel Press comprise our litigation support services reporting segment. DiscoverReady provides outsourced discovery management and document review services to major United States and global companies and their counsel. Counsel Press provides appellate services to law firms and attorneys nationwide. Our Business Information Division publishes business journals, court and commercial media and other highly focused information products and services, operates web sites and produces events for targeted professional audiences in about 20 geographic markets across the United States. Our information is delivered through a variety of methods, including more than 60 print publications and more than 80 web sites. Through subscription-based offerings, our Business Information Division also offers transcription services and access to our legislative databases which provide federal and state legislative and regulatory information.

Our total revenues decreased $5.0 million, or 7.0%, from $71.8 million for the three months ended March 31, 2011, to $66.7 million for the three months ended March 31, 2012, primarily as a result of an $8.4 million decrease in our mortgage default processing services revenues and a $1.0 million decrease in our Business Information Division revenues, partially offset by a $4.3 million increase in our litigation support services revenues largely as a result of DiscoverReady’s acquisition of ACT Litigation Services (“ACT”) in July 2011. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of foreclosure files received for processing, as discussed below. Income from continuing operations changed from $3.9 million for the three months ended March 31, 2011, to break-even for the current quarter.

Recent Developments

Discontinued Operations / Assets Held for Sale

In the fourth quarter of 2011, management committed to a plan of action to dispose of two of our smallest-market operating units within the Business Information Division. As explained in “Business Information Division Results” below, we expect the sale of these assets to occur in 2012, and as such, have classified the results of these operations (net of tax benefit), as discontinued operations. The assets of these operations, net of related liabilities, are included in assets held for sale.

Regulatory Environment

Beginning in 2008, federal, state and local governmental entities and leaders have increasingly focused attention on foreclosures and have proposed and enacted legislation or taken other action that may have, and some of which has had, an adverse impact on the number of mortgage default case files NDeX is asked to process, the length of time and amount of work it takes to process such files, the time over which we recognize revenue associated with the processing of those files, our margins on our processing work, and the number of foreclosure public notices placed in our Business Information products and DLNP (our equity method investment) for publication. There also have been voluntary foreclosure relief programs developed by lenders, loan servicers and the Hope Now Alliance (a consortium that includes loan servicers). We have described these programs in our annual and quarterly reports in the past few years.

During the past 18 months, the mortgage foreclosure industry has experienced heightened scrutiny by various government agencies and individuals, leading to voluntary slowing of foreclosure referrals by servicers and lenders as they reviewed systems and provided information requested by the government, many audits of our processes, and newly mandated procedures.

In the federal sector, 14 major mortgage servicers signed consent orders with the Board of Governors of The Federal Reserve System and the Office of the Comptroller of the Currency (“OCC”) in April 2011, agreeing to submit action plans detailing how they will comply with new requirements for servicing defaulted loans. The OCC consent agreements required improvements to certain internal processes and enhanced controls related to third-party vendors that provide services related to residential default or foreclosure, including the law firm customers of NDeX. In June 2011, the OCC issued guidance clarifying that, in addition to these 14 major mortgage servicers, all mortgage servicers under OCC supervision must ensure compliance with foreclosure laws, conduct foreclosures in a safe and sound manner, and establish responsible business practices that provide accountability and appropriate treatment of borrowers. This OCC bulletin provided additional expectations regarding governance of foreclosure process to include adequate staffing and training, dual-track processing, management of affidavit and notary practices, documentation, oversight of third-party service providers, and adherence to all laws and regulations related to mortgage foreclosure. The OCC required servicers to complete revisions in foreclosure processing to the satisfaction of the Federal Reserve and the OCC and to reorganize their related foreclosure operations to follow the amended procedures. In addition, all national banks were required by the end of September 2011 to conduct a self-assessment of foreclosure management practices and to correct any weaknesses identified. The OCC continues to review the plans and information the banks submitted. The OCC indicated that it may require changes to the plans provided and that it is working with the United States Department of Justice and other federal and state authorities to finalize and synchronize the plans into a consistent set of servicing requirements.

The Consumer Financial Protection Bureau (“CFPB”) outlined its approach in July 2011 to supervising large depository institutions to ensure compliance with federal consumer protection laws. This supervisory process applies to the 111 depository institutions with total assets of more than $10 billion. The CFPB then issued Supervision and Examination guidance for all lenders. This guidance covers how the CFPB will examine lenders’ and servicers’ processes going forward. We do not see a direct impact of this process upon our operations except that it further complicates operations of the mortgage servicers, making them more concerned about compliance issues and potentially extending their current slowdown in foreclosure referrals. In October 2011, the CFPB outlined its initial approach to supervising mortgage servicers to ensure they comply with federal consumer financial protection laws. It said it will focus initially on loans in default where consumers are struggling to make payments. CFPB examiners are looking to ensure that information provided to consumers about loan modifications and foreclosures is timely and transparent.

At the state level, in April 2012, the U.S. District Court for the District of Columbia approved the settlement among the attorneys general of 49 states and the District of Columbia and the nation’s five largest mortgage lenders. That settlement applies to privately held mortgages issued between 2008 and 2011, not those held by government-controlled Fannie Mae or Freddie Mac. Under the settlement, the lenders committed $17 billion toward reducing the principal that certain homeowners owe on their mortgages. The lenders also committed another $3.7 billion toward refinancing mortgages for borrowers who are current on their payments, and the lenders will pay an additional $5 billion in fines to the states and federal government. The lone attorney general not a part of this nationwide settlement was from Oklahoma, and he reached a $18.6 million settlement with the five lenders in February 2012.

Given the OCC deadlines for reports and compliance, the CFPB’s requirements, the attorneys general efforts and recent settlement, and the generally heightened scrutiny that residential mortgage foreclosure servicers experienced in the past 18 months, servicers have continued to react to this scrutiny by reviewing and verifying their policies and procedures, applying more steps, checks, and reviews to pending foreclosures, and releasing into foreclosure only those cases that have been carefully reviewed. Many servicers also reacted to this environment of increased scrutiny by requesting additional information and process verification from law firms and other third-party vendors. These servicer actions continued to reduce the number of mortgage defaults being referred to begin foreclosure. We believe that servicers will continue to exercise an abundance of caution, examining each default referral in extreme detail, effectively continuing the slow pace of referrals. Until any new foreclosure procedures are made uniform and final, such new procedures cannot become automated as part of our proprietary workflow process management systems. We believe that the reduced level of foreclosure referrals is likely to continue until final procedures are in place, and that once final procedures are in place that different lenders will refer remaining foreclosures out with varying rates and timing, but that a large number of defaulted loans in pre-foreclosure status and pending foreclosures remain to be undertaken and completed.

For additional information about legislation and regulatory activity impacting or potentially impacting our business, please see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Regulatory Environment” in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012, as well as the “Regulatory Environment” discussions in our prior reports filed with the SEC on Form 10-Q and Form 10-K.

Recent Acquisitions

We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions, such as the ACT acquisition in 2011:

Acquisition of ACT Litigation Services, Inc.

On July 25, 2011, we, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT for (i) an upfront payment of approximately $60.0 million in cash that was paid in full at closing, plus (ii) up to $5.0 million in potential additional purchase price that will be held back for a period of 20 months (subject to partial early release) to secure certain obligations of ACT and its shareholders, plus (iii) an earnout payment based primarily upon the extent to which an agreed-upon multiple of ACT’s pro forma EBITDA for the year ended December 31, 2011, exceeds the base purchase price of $65.0 million, plus (iv) two additional earnout payments of up to a maximum of $15.0 million in the aggregate that are contingent upon reaching certain revenue milestones for the years ended December 31, 2012, and 2013. All of the earnout payments are subject to certain set-off rights under the purchase agreement. Management has estimated the fair value of the earnouts to be paid, in the aggregate, to be $26.7 million as of March 31, 2012, of which $14.7 million was paid in April 2012. Additionally, the majority of the balance due on the earnouts will be converted in the second quarter of 2012 to a note payable, which will be due in March 2013, and is subject to further adjustment based on certain revenue targets for 2012.

ACT specializes in providing technology and process solutions to clients with electronic discovery needs. It also provides hosting and review services. The acquired operations of ACT are part of our Litigation Support Services segment within our Professional Services Division.

Revenues

We derive revenues from two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the three months ended March 31, 2012 and 2011, our total revenues were $66.7 million and $71.8 million, respectively, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:

•	72% for both periods from our Professional Services Division (44% and 53%, respectively, from mortgage default processing services and 28% and 20%, respectively, from litigation support services); and

•	28% for both periods from our Business Information Division.

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

For the three months ended March 31, 2012 and 2011, we received for processing approximately 66,200 and 92,300 mortgage default case files, respectively. Our mortgage default processing service revenues accounted for 44% and 53%, respectively, of our total revenues and 62% and 73%, respectively, of our Professional Services Division revenues during the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012, each of the Barrett law firm, Trott & Trott and Albertelli law firm accounted for more than 10% of our mortgage default processing services revenues, and together accounted for more than three-quarters of these revenues. We recognize mortgage default processing service revenues on a proportional basis over the period during which the services are provided, the calculation of which requires management to make estimates. For more information regarding how we recognize revenue, please see “Critical Accounting Policies and Estimates – Revenue Recognition” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012.

NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which we do business, as well as the type of files we process (e.g., foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. Although the services agreements with our law firm customers contemplate the review and possible revision of the fees for the services we provide, price increases have not historically affected our mortgage default processing revenues materially. In some cases, our services agreements adjust the fee paid to us for the files we process on an annual basis pursuant to an agreed-upon consumer price index. In other cases, our services agreements require us to agree with our law firm customer regarding the terms and amount of any fee increase. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins could be adversely affected. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012, for more information about the conditions under which the fixed fee per file we charge our law firm customers may change.

Deferred revenue includes mortgage default processing services billed in advance that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At March 31, 2012, we had such deferred revenue on our balance sheet in the amount of $12.3 million.

Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the three months ended March 31, 2012 and 2011, our litigation support services revenues accounted for 28% and 20%, respectively, of our total revenues and 38% and 27%, respectively, of our Professional Services Division revenues.

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

We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court. In most cases, DiscoverReady bills its customers each month for the services provided. DiscoverReady’s services consist of multiple element deliverables, and as such, revenue is assigned to each deliverable service and recognized as those services are performed. In situations where we bill our customers in advance of services performed, revenue is deferred until the month it is earned. At March 31, 2012, we recorded an aggregate $1.8 million as deferred revenues related to litigation support services on our balance sheet. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critcal Accounting Policies and Estimates – Revenue Recognition in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012, for more information about how we recognize revenue on DiscoverReady’s multiple element arrangements.

Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 8% and 7%, respectively, of our total revenues and 27% and 26%, respectively, of our Business Information Division revenues for the three months ended March 31, 2012 and 2011. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.

We publish more than 300 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other business entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. For the three months ended March 31, 2012 and 2011, our public notice revenues accounted for 13% and 12%, respectively, of our total revenues and 45% and 44%, respectively, of our Business Information Division revenues. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which can be affected by the number of residential mortgage foreclosures in the markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In many of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

We sell our business information products primarily through subscriptions, including our DataStream and Federal News products, which are both part of our public affairs intelligence group. For the three months ended March 31, 2012 and 2011, our subscription and other revenues, which consist primarily of subscriptions, single-copy sales, transcriptions and access to state and federal legislative information, accounted for 8% of our total revenues for both periods and 28% and 30%, respectively, of our Business Information Division revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At March 31, 2012, we had such deferred revenue on our balance sheet in the amount of $8.2 million. Subscription and other revenues are driven primarily by the number of copies sold and the subscription rates charged to customers.

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

Equity in Earnings of Affiliates

We own 35.0% of the membership interests in DLNP, the publisher of The Detroit Legal News and 10 other publications. We account for our investment in DLNP using the equity method. For the three months ended March 31, 2012 and 2011, our share of DLNP’s earnings was $0.4 million and $0.8 million, respectively. This is net of amortization of $0.4 million for each period. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.

Noncontrolling Interest

Noncontrolling interest (“NCI”) at March 31, 2012, consisted of a 6.2% redeemable interest in NDeX held by the sellers of Barrett-NDEx or their transferees (as a group), a 10.0% redeemable interest in DiscoverReady held by DR Holdco LLC and a 24.0% interest in Legislative Services of America (LISA) held by Telran, Inc.

Under the terms of the NDeX operating agreement, each month we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. No such distributions were paid during the three months ended March 31, 2012. During the three months ended March 31, 2011, we paid distributions of $36,000.

There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly distributions to pay tax liabilities to DR Holdco, the minority member of DiscoverReady. No such distributions were made during the three months ended March 31, 2012 or 2011.

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

Under the terms of DiscoverReady’s amended limited liability company agreement, DR Holdco has the right, for a period of 90 days following November 2, 2012, to require DiscoverReady to repurchase approximately 50% of DR Holdco’s equity interest in DiscoverReady, and for a period of 90 days following November 2, 2013, to require DiscoverReady to purchase DR Holdco’s remaining equity interest in DiscoverReady. In addition, for a period of 90 days following November 2, 2013, DiscoverReady also has the right to require DR Holdco to sell its entire equity interest in DiscoverReady. In each case, if either party timely exercises its right, we would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under certain circumstances. The purchase price for any equity interests repurchased or sold pursuant to these rights, if exercised, will be paid in cash to the extent allowed by the terms of our then-existing credit agreement, or pursuant to a three year unsecured promissory note, bearing interest at a rate equal to prime plus 1.0%.

The NDeX NCI is adjusted to the estimated redemption amount at each reporting period based on the formula as discussed above if the result of the formula is greater than its carrying value. The DiscoverReady NCI is adjusted to fair value at each period using a market approach if the fair value is greater than its carrying value. During the three months ended March 31, 2012, we recorded an increase to the NCI for NDeX of $4.1 million ($2.5 million net of tax), and a decrease to the NCI for DiscoverReady of $2.9 million ($1.8 million net of tax). Please see our unaudited condensed consolidated statements of stockholders’ equity and comprehensive income, as well as Note 5 to our unaudited condensed consolidated interim financial statements, included in this report on Form 10-Q for further information regarding accounting for noncontrolling interests and its implications to our financial statements.

Critical Accounting Policies and Estimates

Please see Note 1 to our unaudited condensed consolidated interim financial statements included in this report on Form 10-Q as well as Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012. Further, we discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our annual report on Form 10-K for the year ended December 31, 2011. There has been no significant change in our critical accounting policies or critical accounting estimates since the end of 2011.

RESULTS OF OPERATIONS

The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2012	% of Revenues	2011	% of Revenues
Revenues:
Professional Services	$47,905	71.8%	$51,957	72.4%
Business Information	18,817	28.2%	19,796	27.6%

Total revenues	66,722	100.0%	71,753	100.0%

Operating expenses:
Professional Services	46,284	69.4%	43,128	60.1%
Business Information	17,009	25.5%	19,130	26.7%
Unallocated corporate operating expenses	2,007	3.0%	2,278	3.2%
Fair value adjustments on earnout liabilities	(69)	(0.1)%	330	0.5%

Total operating expenses	65,231	97.8%	64,866	90.4%
Equity in earnings of affiliates	425	0.6%	748	1.0%

Operating income	1,916	2.9%	7,635	10.6%
Interest expense, net	(2,004)	(3.0)%	(1,608)	(2.2)%
Non-cash interest income related to interest rate swaps	—	—%	286	0.4%

(Loss) income from continuing operations before income taxes	(88)	(0.1)%	6,313	8.8%
Income tax benefit (expense)	71	0.1%	(2,369)	(3.3)%

(Loss) income from continuing operations	(17)	(0.0)%	3,944	5.5%
Discontinued operations, net of tax benefit	(160)	(0.2)%	(250)	(0.3)%

Net (loss) income	(177)	(0.3)%	3,694	5.1%
Less: Net loss (income) attributable to redeemable noncontrolling interests	346	0.5%	(219)	(0.3)%

Net income attributable to The Dolan Company	$169	0.3%	$3,475	4.8%

Income from continuing operations attributable to The Dolan Company per share:
Basic	$0.01		$0.13
Diluted	0.01		0.12
Weighted average shares outstanding:
Basic	30,175		30,129
Diluted	30,272		30,365

Three Months Ended March 31, 2012

Compared to Three Months Ended March 31, 2011

Revenues

	Three Months Ended March 31,
	2012	2011	Change
	(in millions)
Total revenues	$66.7	$71.8	$(5.0)	(7.0)%

Our total revenues declined primarily as a result of an $8.4 million decrease in our mortgage default processing services revenues, partially offset by a $4.3 million increase in our litigation support services revenues, primarily as a result of the revenues generated from DiscoverReady’s ACT operations acquired in July 2011. The decrease in mortgage default processing services revenues was driven largely by a decrease in the number of new foreclosure files received for processing. Our business information revenues were down $1.0 million for the three months ended March 31, 2012. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 71.8% and 72.4% of our total revenues from our Professional Services Division and 28.2% and 27.6% of our total revenues from our Business Information Division for the three months ended March 31, 2012 and 2011, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 44.2% and 52.8% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 27.6% and 19.7% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. We continue to expect litigation support services to be a larger percentage of total revenues as a result of the ACT acquisition in July 2011.

Operating Expenses

	Three Months Ended March 31,
	2012	2011	Change
	(in millions)
Total operating expenses	$65.2	$64.9	$0.4	0.6%
Direct operating expenses	30.6	31.3	(0.7)	(2.3)%
Selling, general and administrative expenses	27.6	26.8	0.8	3.1%
Amortization expense	5.0	4.5	0.5	10.7%
Depreciation expense	2.1	1.9	0.2	9.7%
Fair value adjustments on earnout liabilities	(0.1)	0.3	(0.4)	(120.9)%

Total operating expenses as a percentage of total revenues increased from 90.4% for the three months ended March 31, 2011, to 97.8% for the three months ended March 31, 2012, largely as a result of decreased revenues in our mortgage default processing services business.

Direct Operating Expenses. The change in our direct operating expenses consisted of a $0.1 million decrease in our Professional Services Division and a $0.6 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 45.8% for the first quarter of 2012, from 43.6% for the same period in 2011.

Selling, General and Administrative Expenses. The change in our selling, general and administrative expenses consisted primarily of a $2.2 million increase in our Professional Services Division, partially offset by a $1.2 million decrease in our Business Information Division. Additionally, costs from our corporate operations decreased by $0.3 million. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Selling, general and administrative expense as a percentage of revenue increased to 41.4% for the three months ended March 31, 2012, from 37.4% for the same period in 2011.

Fair Value Adjustments on Earnout Liabilities. Fair value adjustments on earnout liabilities consisted of $0.1 million for the Professional Services Division and $(0.2) million for the Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding these items.

Amortization and Depreciation Expense. Our total amortization and depreciation expense increased primarily as a result of the depreciation and amortization of the assets acquired as part of the ACT acquisition.

Interest Expense, Net

	Three Months Ended March 31,
	2012	2011	Change
	(in millions)
Total interest expense, net	$2.0	$1.6	$0.4	24.6%
Interest on bank credit facility	1.6	0.9	0.7	80.2%
Cash interest expense on interest rate swaps	0.3	0.6	(0.3)	(48.5)%
Amortization of deferred financing fees	0.1	0.1	—	13.5%

Interest expense related to our bank credit facility increased as a result of the increased borrowings to fund, primarily, the ACT acquisition in July 2011. Our average outstanding debt was $178.0 million for the three months ended March 31, 2012, compared to $130.6 million for the same period one year ago. At the same time, the average interest rate on our credit facility was 4.0% at March 31, 2012, compared to 2.6% one year ago. Cash interest incurred on our interest rate swaps decreased primarily as a result of a decrease in the notional amount of our swaps, due to the maturity on March 31, 2011, of a swap agreement with a notional amount of $25 million.

Equity in Earnings of Affiliates

	Three Months Ended March 31,
	2012	2011	Change
	(in millions)
Equity in earnings of affiliates	$0.4	$0.7	$(0.3)	(43.2)%

Equity in earnings of affiliates decreased primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are the result of a reduction in public notice placements in their newspapers due to decreased foreclosure and workout volumes in the markets it serves.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
	2012	2011	Change
	(in millions)
Income tax (benefit) expense	$(0.1)	$2.4	$(2.4)	(103.0)%
Effective tax rate	81.1%	37.4%

The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The tax benefit for the quarter ended March 31, 2012, reflects a projected annual effective tax rate of 40.6% and an additional $35,000 of tax benefits recorded as discrete items in the period.

Professional Services Division Results

Revenues

	Three Months Ended March 31,
	2012	2011	Change
	(in millions)
Total revenues	$47.9	$52.0	$(4.1)	(7.8)%
Mortgage default processing services	29.5	37.9	(8.4)	(22.1)%
Litigation support services revenues	18.4	14.1	4.3	30.5%

Mortgage default processing services revenues decreased primarily due to decreased file volumes in many of the markets we serve, which is a continuation of trends we experienced throughout 2011. Our total files received for processing for the three months ended March 31, 2012, were down 28.3%, from 92,300 mortgage default case files for the three months ended March 31, 2011, to 66,200 mortgage default case files for the three months ended March 31, 2012. In the current quarter, foreclosure files received for processing were down about 20% compared to the first quarter of 2011, while lower revenue files, such as foreclosure restarts, mediations and transfer files saw larger decreases from the first quarter of last year. Given current market conditions, we expect file volumes to improve in the second half of 2012 over the current quarter.

The Barrett law firm, Albertelli law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 83% of our mortgage default processing services segment and 51% of our Professional Services Division revenues during the three months ended March 31, 2012. In the three months ended March 31, 2011, The Barrett law firm, Albertelli law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 83% of our mortgage default processing services segment and 60% of our Professional Services Division revenues.

The increase in litigation support services revenues is primarily a result of the added revenues from DiscoverReady’s ACT operations acquired in July 2011. DiscoverReady’s top two customers in the first quarter of 2012 accounted for 37% of segment revenues, only one of which was in excess of 10%. In the first quarter of 2011, DiscoverReady’s top two customers accounted for nearly 50% of segment revenues, both of which were in excess of 10%.

Operating Expenses—Mortgage Default Processing Services

	Three Months Ended March 31,
	2012	2011	Change
	(in millions)
Total operating expenses	$28.2	$31.6	$(3.3)	(10.6)%
Direct operating expenses	15.1	17.7	(2.5)	(14.3)%
Selling, general and administrative expenses	9.8	10.1	(0.4)	(3.8)%
Amortization expense	2.5	2.5	—	(0.7)%
Depreciation expense	0.8	1.0	(0.2)	(20.3)%
Fair value adjustment on earnout liabilities	—	0.2	(0.2)	(100.0)%

Direct operating expenses decreased as a result of file volume decreases as discussed above and steps taken to reduce our costs at NDeX. Selling, general and administrative expenses also decreased as a result of cost control efforts in place in the quarter. In the current quarter, as a result of management’s estimates of earnout probabilities, we did not make any adjustments to the fair value of the earnout liability related to NDeX’s Florida operations, but we did adjust it in the first quarter of 2011.

Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 95.7% for the three months ended March 31, 2012, from 82.8% for the three months ended March 31, 2011. This increase was primarily a result of a reduction in revenues.

Operating Expenses—Litigation Support Services

	Three Months Ended March 31,
	2012	2011	Change
	(in millions)
Total operating expenses	$18.1	$11.8	$6.4	54.2%
Direct operating expenses	8.3	5.8	2.4	42.0%
Selling, general and administrative expenses	7.6	5.0	2.6	52.6%
Amortization expense	1.5	0.7	0.8	108.0%
Depreciation expense	0.7	0.2	0.5	194.8%
Fair value adjustment on earnout liabilities	0.1	—	0.1	not meaningful

The increases in operating expenses are due primarily to the increased costs associated with operating DiscoverReady’s ACT business acquired in July 2011. The fair value adjustment of $0.1 million was related to the earnout liabilities recorded on DiscoverReady’s ACT acquisition.

Total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 98.2% for the three months ended March 31, 2012, from 83.4% for the same period in 2011. This increase is primarily due to negative operating leverage at DiscoverReady due to investments made by DiscoverReady to grow its business, along with the additional costs of operating DiscoverReady’s ACT operations.

Business Information Division Results

Revenues

	Three Months Ended March 31,
	2012	2011	Change
	(in millions)
Total Business Information Revenues	$18.8	$19.8	$(1.0)	(4.9)%
Display and classified advertising revenues	5.1	5.1	—	(0.2)%
Public notice revenues	8.4	8.7	(0.4)	(4.3)%
Subscription-based and other revenues	5.3	5.9	(0.6)	(10.0)%

The softness of public notice revenues that began in 2010 has continued into the first quarter of 2012, resulting in the variance in these revenues from the first quarter of 2011. However, public notice revenues have remained relatively consistent with the previous three quarters. The decrease in other revenues is due in large part to a single sale of historical data in the first quarter of 2011 within our public affairs intelligence group.

Operating Expenses

	Three Months Ended March 31,
	2012	2011	Change
	(in millions)
Total operating expenses	$16.9	$19.3	$(2.4)	(12.5)%
Direct operating expenses	7.2	7.8	(0.6)	(8.2)%
Selling, general and administrative expenses	8.4	9.6	(1.2)	(12.1)%
Amortization expense	1.0	1.3	(0.3)	(21.4)%
Depreciation expense	0.4	0.5	(0.1)	(11.0)%
Fair value adjustments on earnout liabilities	(0.2)	0.1	(0.3)	(206.4)%

Operating expenses decreased primarily as a result of the consolidation of certain business functions among our publishing group units and other cost control efforts put in place to control discretionary spending and employee costs, as well lower direct costs due to lower revenues.

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 90.4% for the three months ended March 31, 2012, from 96.6% for the three months ended March 31, 2011, due to the cost control efforts put in place to reduce our operating expenses in this division.

Discontinued Operations

	Three Months Ended March 31,
	2012	2011	Change
	(in millions)
Discontinued operations, net of tax benefit	$(0.2)	$(0.3)	$0.1	36.0%

During the fourth quarter of 2011, management committed to sell two of our smallest-market stand-alone businesses within the Business Information Division. We are currently negotiating with prospective buyers of our Mississippi Business Journal and Colorado Springs Business Journal and related assets. We expect the sale of these assets to occur in 2012 and have classified the net assets and liabilities of these operations as assets held for sale and reported the results of the businesses in discontinued operations.

Off Balance Sheet Arrangements

We have not entered into any off balance sheet arrangements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital and long-term debt, less current portion as of March 31, 2012, and December 31, 2011, as well as cash flows for the three months ended March 31, 2012, and 2011 (in thousands):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$1,485	$752
Working capital deficit	(15,744)	(4,375)
Long-term debt, less current portion	164,045	168,724

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities	$8,244	$7,578
Cash flows from investing activities:
Acquisitions and investments	—	(85)
Capital expenditures	(1,522)	(2,242)
Cash flows from financing activities	(5,982)	(7,384)

Cash Flows Provided by Operating Activities

The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.

Net cash provided by operating activities for the three months ended March 31, 2012, increased $0.7 million, or 8.8%, to $8.2 million from $7.6 million for the three months ended March 31, 2011. While income from continuing operations was lower in the first quarter by $3.9 million compared to the same period as last year, through disciplined management of working capital, we were able to increase our net cash provided by operating activities over the same period last year.

Working capital deficit changed from $4.4 million at December 31, 2011, to $15.7 million at March 31, 2012. This resulted primarily from the reclassification of earnouts payable from long-term to short-term in connection with the ACT acquisition.

Our allowance for doubtful accounts, allowance for doubtful accounts as a percentage of gross receivables, and days sales outstanding (DSO), as of March 31, 2012, December 31, 2011, and March 31, 2011, are set forth in the table below:

	March 31, 2012	December 31, 2011	March 31, 2011
Allowance for doubtful accounts (in thousands)	$1,508	$1,416	$1,415
Allowance for doubtful accounts as a percentage of gross accounts receivable	2.0%	1.9%	2.1%
Days sales outstanding	106.4	99.1	84.2

Our allowance for doubtful accounts as a percentage of gross accounts receivable remained relatively constant for each period shown.

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue for the quarter by the total number of days in the quarter. Our DSO increased from year-end primarily as a result of increased DSO at DiscoverReady due to reduced revenues. We did have strong collections in the quarter, but lower revenues contributed to the increase in the DSO. Our DSO increased from the first quarter of last year primarily as a result of carrying larger receivable balances in some of our NDeX operating units as a result of an increase in the length of time it takes to process foreclosures, most notably in Florida as this is a judicial state with longer foreclosure processing cycles. Please refer to Recent Developments – Regulatory Environment above for an explanation of some of the current factors that are contributing to the increase in time it is taking to process foreclosures.

At March 31, 2012, we had a significant concentration of credit risk relating to amounts due from NDeX’s eight law firm customers. Of our total consolidated net receivable balance, $41.8 million, or 57.6%, is related to amounts due from these customers, and includes both billed and unbilled amounts. Billed amounts represent $34.0 million, or 47.0%, of our total consolidated net receivable balance. Partially offsetting our total accounts receivable exposure for these law firm customers is deferred revenue, for amounts billed but not yet earned, in the amount of $12.3 million, which represents 29.5% of the total balances due. We do not carry an allowance for doubtful accounts as it relates to these law firm customers as we have not experienced any write-offs with these customers in the past.

We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $0.7 million and $1.4 million in the three months ended March 31, 2012 and 2011, respectively. This decrease in distributions received was due to decreased earnings generated by DLNP as a result of a reduction in public notice placements in their newspapers as discussed above. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased $0.8 million to $1.5 million during the three months ended March 31, 2012, from $2.3 million during the three months ended March 31, 2011. This decrease was primarily a result of reduced spending on capital projects in the current quarter. We expect the costs for capital expenditures to be in the range of 2 – 3% of our total revenues, on an aggregated basis, for the full year 2012.

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

Net cash used in financing activities for the three months ended March 31, 2012, totaled $6.0 million, compared to $7.4 million during the three months ended March 31, 2011. Cash used in financing activities for both periods included similar amounts paid on our credit facility, but in the first quarter of 2011, we also repurchased common stock for $1.7 million. Long-term debt, less current portion, decreased $4.7 million, or 2.8%, to $164.0 million as of March 31, 2012, from $168.7 million as of December 31, 2011.

Credit Agreement. On December 6, 2010, we entered into a third amended and restated credit agreement, effective December 6, 2010, with a syndicate of bank lenders for a $205.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an initial aggregate amount of up to $155.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015. The credit agreement was amended on March 6, 2012, to increase the maximum aggregate amount of the revolving credit facility from $155.0 million to $165.0 million and to amend certain of the credit agreement’s definitions and covenants. In light of our recent and currently anticipated performance, we may need to negotiate additional amendments to certain of the credit agreement’s definitions and covenants during the remainder of 2012 to maintain compliance with the terms of the credit agreement. Additionally under the credit agreement, if at any time after December 6, 2012, the outstanding principal balance of revolving loans under the revolving credit facility of the credit agreement exceeds $50.0 million, $50.0 million of such revolving loans shall convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of December 6, 2015.

At March 31, 2012, we had $43.8 million outstanding under our term loan, and $125.0 million outstanding under our revolving line of credit and available capacity of approximately $40.0 million, after taking into account the senior leverage ratio requirements under the credit agreement. We expect to use the remaining availability under our credit agreement, if at all, for working capital and other general corporate purposes, including the financing of acquisitions.

At March 31, 2012, the weighted average interest rate on our credit facility was 4.0%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At March 31, 2012, of the total debt on our credit facility, $74.0 million was at prime rate, and $94.8 million was based on LIBOR.

Future Needs

We expect that cash flow from operations, supplemented by short and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements, along with the holdback and/or earnouts due to the sellers of businesses we have acquired, including Datastream, NDeX Florida (acquired from the Albertelli Sellers), and ACT Litigation Services, and our payment obligations in connection with our 2009 and 2010 purchases of ownership interests in NDeX from minority partners. However, our ability to generate sufficient cash flow in the future could be adversely impacted by regulatory, lender and other responses to the mortgage foreclosure crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments—Regulatory Environment” earlier in this quarterly report.

A decision to repurchase shares of our common stock as permitted under our stock repurchase program may impact our cash needs in the future. This program was approved by our board of directors in December 2010, permitting us to repurchase up to 2 million shares of our common stock at any time through December 31, 2013. We did not repurchase any shares under this program in the first three months of 2012. See “Recent Developments – Stock Buy-Back Plan” earlier in this quarterly report on Form 10-Q for a discussion of this plan.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of March 31, 2012, we had swap arrangements that convert $75 million of our variable rate term loan into a fixed rate obligation. The aggregate notional amount of our two swap agreements will mature on various dates through December 31, 2014. In addition to this swap, we held a swap agreement with a notional amount of $25 million, which matured on March 31, 2011. We enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of March 31, 2012, we have designated our two interest rate swap agreements for hedge accounting treatment. Accordingly, we record changes in the fair value of this swap agreement in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended. Conversely, we treated the fair value of the swap agreement that terminated on March 31, 2011, and did not qualify for hedge accounting treatment, as a component of interest income (expense) in our statement of operations for the period then ended.

During the first quarter of 2011, we recognized interest income of $0.3 million related to the fair value of the interest rate swap agreement that did not qualify for hedge accounting and terminated on March 31, 2011. We did not hold any interest rate swap agreements that did not qualify for hedge accounting during the three months ended March 31, 2012. At both March 31, 2012 and 2011, we have $1.3 million (net of tax) included in other accumulated comprehensive loss related to the fair value of our interest rate swap agreements. At March 31, 2012, and December 31, 2011, the estimated fair value of our fixed interest rate swaps was a liability of $2.0 million and $2.1 million, respectively.

If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.2 million (pre-tax) for the three months ended March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, and we do not believe that any such existing litigation is material to our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase up to 2 million shares of our common stock at market prices at the discretion of management at any time through December 31, 2013. At March 31, 2012, 1,862,500 shares remained available under the program. No repurchases were made during the first quarter of 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Title	Method of Filing

10	Second Amendment to Third Amended and Restated Credit Agreement, dated as of March 6, 2012, by and among the Company, its consolidated subsidiaries, the lenders from time to time party to the Credit Agreement, U.S. Bank National Association, as a lender, LC issuer, swing line lender, and as administrative agent for the lenders, and Wells Fargo Bank, National Association, as a lender and as syndication agent.	Incorporated by reference to Exhibit 10.49 of our annual report on Form 10-K filed with the SEC on March 9, 2012.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Furnished herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith.

101	Interactive Data File	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOLAN COMPANY

Dated: May 8, 2012

By: /s/ JAMES P. DOLAN
James P. Dolan
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 8, 2012

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