Form 10-Q
period 2012-06-30
Dolan Co.
filed 2012-08-01
CIK 1396838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

On July 27, 2012, there were 30,980,345 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Dolan Company

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,156	$752
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,447 and $1,416 as of June 30, 2012, and December 31, 2011, respectively)	64,927	72,117
Unbilled pass-through costs	3,946	4,317
Prepaid expenses and other current assets	3,940	3,976
Income tax receivable	733	1,968
Assets held for sale	269	257

Total current assets	74,971	83,387
Accounts receivable, long-term	2,251	2,500
Investments	11,462	11,901
Property and equipment, net	18,278	19,263
Finite-lived intangible assets, net	203,022	212,950
Indefinite-lived intangible assets	283,039	283,039
Other assets	2,632	2,563

Total assets	$595,655	$615,603

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$7,831	$7,667
Accounts payable	17,071	18,759
Accrued pass-through liabilities	8,407	8,820
Accrued compensation	6,298	5,189
Accrued liabilities	6,195	5,588
Due to sellers of acquired businesses	8,050	20,403
Deferred revenue	18,944	20,290

Total current liabilities	72,796	86,716
Long-term debt, less current portion	164,251	168,724
Deferred income taxes	25,941	20,739
Due to sellers of acquired businesses	—	12,687
Other liabilities	7,362	7,319

Total liabilities	270,350	296,185

Redeemable noncontrolling interest	9,174	12,726

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,983,477 and 30,576,597 shares as of June 30, 2012, and December 31, 2011, respectively	30	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Other comprehensive loss (net of tax)	(1,151)	(1,285)
Additional paid-in capital	298,695	294,476
Retained earnings	18,557	13,471

Total stockholders’ equity	316,131	306,692

Total liabilities and stockholders’ equity	$595,655	$615,603

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Professional Services	$44,310	$48,416	$92,215	$100,372
Business Information	19,453	19,971	38,270	39,767

Total revenues	63,763	68,387	130,485	140,139

Operating expenses
Direct operating: Professional Services	21,643	22,936	45,060	46,438
Direct operating: Business Information	7,284	7,789	14,452	15,598
Selling, general and administrative	26,904	26,179	54,547	52,998
Amortization	4,958	4,326	9,929	8,815
Depreciation	1,998	1,785	4,099	3,701
Fair value and other adjustments on earnout liabilities	(10,403)	28	(10,472)	358

Total operating expenses	52,384	63,043	117,615	127,908
Equity in earnings of affiliates	599	441	1,024	1,189

Operating income	11,978	5,785	13,894	13,420

Non-operating income (expense)
Interest expense, net of interest income	(1,991)	(1,365)	(3,995)	(2,973)
Non-cash interest income related to interest rate swaps	—	—	—	286
Other income	—	394	—	394

Total non-operating expense	(1,991)	(971)	(3,995)	(2,293)

Income from continuing operations before income taxes	9,987	4,814	9,899	11,127
Income tax expense	(4,416)	(1,950)	(4,345)	(4,319)

Income from continuing operations	5,571	2,864	5,554	6,808
Discontinued operations, net of tax	(28)	(124)	(188)	(374)

Net income	5,543	2,740	5,366	6,434
Less: Net income attributable to redeemable noncontrolling interests	(626)	(168)	(280)	(387)

Net income attributable to The Dolan Company	$4,917	$2,572	$5,086	$6,047

Earnings per share – basic and diluted:
Income from continuing operations attributable to The Dolan Company	$0.16	$0.09	$0.18	$0.21
Discontinued operations attributable to The Dolan Company	—	—	(0.01)	(0.01)

Net income attributable to The Dolan Company	0.16	0.09	0.17	0.20
Decrease in redeemable noncontrolling interest in NDeX	—	0.05	—	0.08

Net income attributable to The Dolan Company common stockholders	$0.16	$0.14	$0.17	$0.28

Weighted average shares outstanding:
Basic	30,276	30,107	30,226	30,118

Diluted	30,356	30,211	30,307	30,252

Amounts attributable to The Dolan Company and to The Dolan Company common stockholders:
Income from continuing operations, net of tax, attributable to The Dolan Company	$4,945	$2,696	$5,274	$6,421
Discontinued operations, net of tax, attributable to The Dolan Company	(28)	(124)	(188)	(374)

Net Income attributable to The Dolan Company	4,917	2,572	5,086	6,047
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	1,558	—	2,522

Net income attributable to The Dolan Company common stockholders	$4,917	$4,130	$5,086	$8,569

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to The Dolan Company	$4,917	$2,572	$5,086	$6,047

Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of tax	98	(248)	134	(48)

Comprehensive income attributable to The Dolan Company	$5,015	$2,324	$5,220	$5,999

The Dolan Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Other Comprehensive
	Shares	Amount	Capital	Deficit)	Loss	Total
Balance at December 31, 2010	30,511,408	$30	$286,148	$(6,022)	$(1,298)	$278,858

Net income attributable to The Dolan Company	—	—	—	19,493	—	19,493
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	—	7,487	—	—	7,487
Unrealized gain on interest rate swap, net of tax	—	—	—	—	13	13
Issuance of common stock pursuant to the exercise of stock options	4,000	—	9	—	—	9
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	198,689	—	3,861	—	—	3,861
Repurchase of common stock	(137,500)	—	(1,691)	—	—	(1,691)
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	(1,261)	—	—	(1,261)
Other	—	—	(77)	—	—	(77)

Balance at December 31, 2011	30,576,597	$30	$294,476	$13,471	$(1,285)	$306,692

Net income attributable to The Dolan Company	—	—	—	5,086	—	5,086
Increase in redeemable noncontrolling interest in NDeX, net of tax	—	—	(2,511)	—	—	(2,511)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	134	134
Issuance of common stock pursuant to the exercise of stock options	13,500	—	30	—	—	30
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	393,380	—	1,908	—	—	1,908
Decrease in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	4,792	—	—	4,792

Balance at June 30, 2012	30,983,477	$30	$298,695	$18,557	$(1,151)	$316,131

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities
Net income	$5,366	$6,434
Loss from discontinued operations	188	374

Income from continuing operations	5,554	6,808
Distributions received from The Detroit Legal News Publishing, LLC	1,463	2,100
Distributions paid to holders of noncontrolling interests	—	(474)
Gain on sale of investment	—	(394)
Non-cash operating activities:
Amortization	9,929	8,815
Depreciation	4,099	3,701
Equity in earnings of affiliates	(1,024)	(1,189)
Share-based compensation expense	1,901	2,024
Deferred income taxes	3,713	28
Change in value of interest rate swap	—	(286)
Amortization of debt issuance costs	213	186
Non-cash fair value adjustment on earnouts recorded in connection with acquisitions	(9,952)	358
Changes in operating assets and liabilities:
Accounts receivable and unbilled pass-through costs	8,225	(4,984)
Prepaid expenses and other current assets	1,273	3,200
Other assets	31	—
Accounts payable and accrued liabilities	(75)	(5,179)
Deferred revenue and other liabilities	(1,079)	(686)

Cash provided by operating activities - continuing operations	24,271	14,028
Cash used in operating activities - discontinued operations	(231)	(212)

Net cash provided by operating activities	24,040	13,816

Cash flows from investing activities
Acquisitions and investments	(145)	(5,071)
Capital expenditures	(2,770)	(3,904)
Escrow payment received on sale of investment	—	394

Cash used in investing activities - continuing operations	(2,915)	(8,581)
Cash used in investing activities - discontinued operations	122	(7)

Net cash used in investing activities	(2,793)	(8,588)

Cash flows from financing activities
Net payments on senior revolving note	(2,200)	(1,300)
Payments on senior long-term debt	(2,500)	(2,500)
Payments on unsecured notes payable	(1,247)	(1,193)
Payments on capital leases	(183)	(101)
Net payments of deferred acquisition costs and earnouts	(14,400)	—
Payments for repurchase of common stock	—	(1,691)
Payments of deferred financing costs	(313)	—

Net cash used in financing activities	(20,843)	(6,785)

Net change in cash and cash equivalents	404	(1,557)
Cash and cash equivalents at beginning of the period	752	4,862

Cash and cash equivalents at end of the period	$1,156	$3,305

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

In 2011, the Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment. Accordingly the Company has removed from its operating results for the three and six months ended June 30, 2012 and 2011, the results of these businesses and presented them within discontinued operations. The assets of these operations, net of related liabilities, are included in assets held for sale. See Note 8 for further information on businesses held for sale.

New Accounting Pronouncements: In June 2011, the Federal Accounting Standards Board (“FASB”) amended its accounting guidance to increase the prominence of items reported in other comprehensive income (“OCI”). The guidance requires the presentation of the components of net income, the components of OCI and total OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective for the Company beginning with its March 31, 2012, financial statements. The Company has elected presentation of two separate but consecutive statements.

Note 2. Basic and Diluted Income Per Share

Basic per share amounts are computed, generally, by dividing net income attributable to The Dolan Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At June 30, 2012, and December 31, 2011, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 14 for information on stock options and restricted stock) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net income attributable to The Dolan Company per share (in thousands except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to The Dolan Company	$4,917	$2,572	$5,086	$6,047
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	1,558	—	2,522

Net income attributable to The Dolan Company common stockholders	$4,917	$4,130	$5,086	$8,569

Basic:
Shares used in the computation of basic net income per share	30,276	30,107	30,226	30,118

Net income attributable to The Dolan Company common stockholders per share — basic	$0.16	$0.14	$0.17	$0.28

Diluted:
Shares used in the computation of basic net income per share	30,276	30,107	30,226	30,118
Stock options and restricted stock	80	104	81	134

Shares used in the computation of dilutive net income per share	30,356	30,211	30,307	30,252

Net income attributable to The Dolan Company common stockholders per share — diluted	$0.16	$0.14	$0.17	$0.28

For both the three and six months ended June 30, 2012, options to purchase approximately 2.2 million weighted shares of common stock were excluded from the computation because their effect would have been anti-dilutive. For both the three and six months ended June 30, 2011, options to purchase approximately 1.8 million weighted shares of common stock, were excluded from the computation because their effect would have been anti-dilutive.

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

Acquisition of ACT Litigation Services, Inc.: On July 25, 2011, the Company, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT Litigation Services, Inc. (“ACT”), and as such, the results of ACT’s operations are included in the Company’s financial statements from that date forward. The acquisition included certain earnout payments, which management estimates at each reporting date. In the second quarter of 2012, the Company made net payments of $13.7 million related to earnouts. Additionally, the majority of the remaining balance of the earnout payable was converted in the second quarter of 2012 to a note payable, due in March 2013, and is subject to further adjustment based on certain revenue targets for 2012. In the second quarter of 2012, management revised its estimates relating to the earnouts expected to be paid to a balance of $1.4 million at June 30, 2012, resulting in a $10.1 million reduction to the earnout liability. Such amount was recorded within operations in fair value and other adjustments on earnout liabilities. The Company has determined that the earnout liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in fair value adjustments on earnout liabilities. See Note 5 for information pertaining to changes in the fair value of this liability during the three and six months ended June 30, 2012. Additionally, during the second quarter, management recorded a retrospective adjustment of $2.1 million to reduce goodwill and the initial earnout liability estimate recorded at the acquisition date.

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

	Pro Forma
	Three Months Ended June 30,	Six Months Ended June 30,
	2011	2011
Total revenues	$77,470	$158,410
Net income attributable to The Dolan Company	3,348	7,855
Net income attributable to The Dolan Company per share—basic and diluted	$0.11	$0.26

Actual/Pro forma weighted average shares outstanding:
Basic	30,107	30,118

Diluted	30,211	30,252

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

At both June 30, 2012, and December 31, 2011, the Company had $1.2 million in other accumulated comprehensive loss related to unrealized losses (net of tax) on the cash flow hedges. Unrealized gains and losses are reflected in net income attributable to The Dolan Company when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

The cash flow hedges were highly effective for the six months ended June 30, 2012. The Company does not expect to reclassify any amounts from other comprehensive income to net income attributable to The Dolan Company during 2012. The occurrence of these related cash flows and hedged transactions remains probable.

The Company had liabilities of $1.9 million and $2.1 million resulting from interest rate swaps at June 30, 2012, and December 31, 2011, respectively, which are included in other liabilities on the balance sheet. Total floating-rate borrowings not offset by the swap agreements at June 30, 2012, totaled $94.0 million.

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

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$1,878	$—	$1,878
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	2,727	2,727
Earnout liability recorded in connection with the DataStream acquisition	—	—	141	141
Earnout liabilities recorded in connection with the ACT acquisition	—	—	1,400	1,400
Redeemable noncontrolling interest in DiscoverReady	—	—	5,423	5,423

Total	$—	$1,878	$9,691	$11,569

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,093	$—	$2,093
Earnout liability recorded in connection with the NDeX Florida operations acquired from the Albertelli sellers	—	—	2,727	2,727
Earnout liability recorded in connection with the DataStream acquisition	—	—	250	250
Earnout liabilities recorded in connection with the ACT acquisition	—	—	26,655	26,655
Redeemable noncontrolling interest in DiscoverReady	—	—	12,685	12,685

Total	$—	$2,093	$42,317	$44,410

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2012 (in thousands):

	Earnout Liabilities in connection with acquisitions			Redeemable NCI in
	NDeX Florida	DataStream	ACT	DiscoverReady	Total
Balance at March 31, 2012	$2,727	$100	$24,644	$9,625	$37,096
Fair Value Adjustment Included in Net Income Attributable to The Dolan Company	—	(260)	(9,623)	—	(9,883)
Net Earnout Payment	—	—	(13,654)	—	(13,654)
Minority Partners’ Share of Earnings	—	—	—	865	865
Distributions to Minority Partners / Redemptions	—	—	—	(145)	(145)
Fair Value Adjustment Included in Additional Paid-in Capital and Deferred Taxes	—	—	—	(4,922)	(4,922)
Other	—	301	33	—	334

Balance at June 30, 2012	$2,727	$141	$1,400	$5,423	$9,691

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 (in thousands):

	Earnout Liabilities in connection with acquisitions			Redeemable NCI in
	NDeX Florida	DataStream	ACT	DiscoverReady	Total
Balance at December 31, 2011	$2,727	$250	$24,563	$12,685	$40,225
Fair Value Adjustment Included in Net Income Attributable to The Dolan Company	—	(410)	(9,542)	—	(9,952)
Net Earnout Payment	—	—	(13,654)	—	(13,654)
Minority Partners’ Share of Earnings	—	—	—	661	661
Distributions to Minority Partners / Redemptions	—	—	—	(145)	(145)
Fair Value Adjustment Included in Additional Paid-in Capital and Deferred Taxes	—	—	—	(7,778)	(7,778)
Other	—	301	33	—	334

Balance at June 30, 2012	$2,727	$141	$1,400	$5,423	$9,691

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). No such fair value adjustments were required during the current quarter.

Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of its variable-rate debt issues that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At June 30, 2012, the carrying value of variable-rate debt under the Company’s senior credit facility of $169.0 million approximates its estimated fair value.

Note 6. Investments

Investments consisted of the following at June 30, 2012, and December 31, 2011 (in thousands):

	Accounting Method	Percent Ownership	June 30, 2012	December 31, 2011
The Detroit Legal News Publishing, LLC	Equity	35.0%	$10,923	$11,334
Other	Equity	19.5%	539	567

Total			$11,462	$11,901

For the three and six months ended June 30, 2012, and 2011 , the equity (loss) in earnings of affiliates is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
The Detroit Legal News Publishing, LLC	$609	$459	$1,051	$1,216
Other	(10)	(18)	(27)	(27)

Total	$599	$441	$1,024	$1,189

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

The following tables summarize certain key information relating to the Company’s investment in DLNP as of June 30, 2012, and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011 (in thousands):

	As of June 30,	As of December 31,
	2012	2011
Carrying value of investment	$10,923	$11,334
Underlying finite-lived customer list, net of amortization	5,152	5,906

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Equity in earnings of DLNP, net of amortization of customer list	$609	$459	$1,051	$1,216
Distributions received	763	700	1,463	2,100
Amortization expense	377	377	754	754

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

Finite-Life Intangible Assets: Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2012 and 2011, was approximately $5.0 million and $4.3 million, respectively, and for the six months ended June 30, 2012, and 2011, was approximately $9.9 million and $8.8 million, respectively.

Note 8. Assets Held for Sale

During the fourth quarter of 2011, the Company committed to sell two of its smallest-market stand-alone businesses within the Business Information segment, The Mississippi Business Journal and The Colorado Springs Business Journal. The businesses’ operations and cash flows have been eliminated from ongoing operations as a result of the anticipated sales and the Company will not have significant continuing involvement in the operations after the sales. The Company has classified the net assets and liabilities of these operations as assets held for sale and reported the results of the businesses in discontinued operations.

In the second quarter of 2012, the Company completed the sale of The Colorado Springs Business Journal and realized a de minimis pretax gain, reported in discontinued operations.

Note 9. Long-Term Debt, Capital Lease Obligation

A summary of long-term debt is as follows (in thousands):

	June 30,	December 31,
	2012	2011
Senior secured debt (see below):
Senior variable-rate term note	$42,500	$45,000
Senior variable-rate revolving note	126,500	128,700

Total senior secured debt	169,000	173,700
Unsecured notes payable	2,623	2,470
Capital lease obligations	459	221

	172,082	176,391
Less current portion	7,831	7,667

Long-term debt, less current portion	$164,251	$168,724

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

At June 30, 2012, the Company was in compliance with all loan covenants with the exception of the covenant related to minimum adjusted EBITDA for the previous two fiscal quarters. The Company obtained a waiver from the banks for falling below this minimum adjusted EBITDA threshold, and is in the process of negotiating additional amendments to certain of the credit agreement’s terms and covenants in order to maintain compliance with the covenants in the credit agreement going forward.

Unsecured Notes Payable: In the second quarter of 2012, the Company recorded a note payable to the sellers of ACT related to earnouts payable. Such note is payable in March 2013, and is subject to further adjustment based on 2012 revenue targets. The balance at June 30, 2012, is $1.4 million, and represents the fair value of such liability.

Note 10. Common Stock

The Company’s stock buy-back plan permits the Company to repurchase up to 2 million shares of issued and outstanding common stock at prevailing market prices or negotiated prices at any time through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. No shares were repurchased during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company repurchased 137,500 shares under this plan at an average price of $12.27 per share, for a total of $1.7 million.

Note 11. Income Taxes

The provision for income taxes for the six months ended June 30, 2012 and 2011, was $4.3 million for both periods, or 43.9% and 38.8%, respectively, of income before income taxes. The provision for income taxes during the six months ended June 30, 2012 and 2011 is comprised of federal, state and local income taxes. The year-over-year increase in effective tax rate is due in part to a lower projected book income, higher state income tax expense as a percentage of book income and a smaller impact from noncontrolling interest adjustments. In addition, the company recorded discrete tax expense in the period associated with share-based compensation expense for which an insufficient additional paid-in capital (APIC) pool existed to absorb the charge. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year.

Note 12. Major Customers, Related Parties and Concentration of Credit Risk

NDeX has eight law firm customers and, of those customers, Trott & Trott, the Barrett law firm (both related parties) and Albertelli Law together comprised 36.5% and 36.6% of the Company’s total revenues for the three and six months ended June 30, 2012.

Amounts due from NDeX’s eight law firm customers totaled $38.7 million, or 59.6%, of the Company’s consolidated net accounts receivable balance at June 30, 2012. This includes both billed and unbilled amounts. One of those customers comprised 20.8% of the total consolidated net accounts receivable balance.

NDeX has entered into long-term services agreements with its law firm customers, including Trott & Trott and the Barrett law firm, that provide for the exclusive referral of mortgage default and other files for processing. These services agreements also contemplate the review and possible revision of the fees, on an annual basis, for the services NDeX provides.

Note 13. Reportable Segments

The Company has two operating divisions: Professional Services and Business Information, and three reportable segments: (1) Mortgage Default Processing Services; (2) Litigation Support Services; and (3) Business Information. The Mortgage Default Processing Services and Litigation Support Services segments are part of the Professional Services Division as these segments provide professional services supporting, primarily, attorneys and/or their clients. The Business Information segment is part of the Business Information Division. The Mortgage Default Processing Services segment generates revenue from NDeX, which provides mortgage default processing and related services to its customers. The Litigation Support Services segment generates revenue by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press, LLC. Both of these operating segments generate revenues through fee-based arrangements. The Business Information segment provides products, data and certain services through subscription-based products and a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information segment generates revenues primarily from display and classified advertising (which includes events), public notices, and subscriptions and other. The Company determined its reportable segments based on the types of products sold and services performed.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total
Three Months Ended June 30, 2012
Revenues	$28,098	$16,212	$19,453	$—	$63,763
Direct operating expenses	(14,891)	(6,752)	(7,284)	—	(28,927)
Selling, general and administrative expenses	(9,670)	(7,003)	(8,610)	(1,621)	(26,904)
Amortization	(2,495)	(1,483)	(980)	—	(4,958)
Depreciation	(720)	(699)	(428)	(151)	(1,998)
Fair value and other adjustments on earnout liabilities	—	10,143	260	—	10,403
Equity in earnings of affiliates	—	—	599	—	599

Operating income (loss)	$322	$10,418	$3,010	$(1,772)	$11,978

Three Months Ended June 30, 2011
Revenues	$32,689	$15,727	$19,971	$—	$68,387
Direct operating expenses	(16,584)	(6,352)	(7,789)	—	(30,725)
Selling, general and administrative expenses	(10,405)	(4,645)	(8,936)	(2,193)	(26,179)
Amortization	(2,512)	(715)	(1,099)	—	(4,326)
Depreciation	(889)	(282)	(446)	(168)	(1,785)
Fair value and other adjustments on earnout liabilities	(189)	—	161	—	(28)
Equity in earnings of affiliates	—	—	441	—	441

Operating income (loss)	$2,110	$3,733	$2,303	$(2,361)	$5,785

	Professional Services
	Mortgage Default Processing	Litigation Support	Business Information	Corporate	Total
Six Months Ended June 30, 2012
Revenues	$57,600	$34,615	$38,270	$—	$130,485
Direct operating expenses	(30,034)	(15,026)	(14,452)	—	(59,512)
Selling, general and administrative expenses	(19,429)	(14,630)	(17,029)	(3,459)	(54,547)
Amortization	(4,990)	(2,966)	(1,973)	—	(9,929)
Depreciation	(1,542)	(1,380)	(857)	(320)	(4,099)
Fair value and other adjustments on earnout liabilities	—	10,062	410	—	10,472
Equity in earnings of affiliates	—	—	1,024	—	1,024

Operating income (loss)	$1,605	$10,675	$5,393	$(3,779)	$13,894

Six Months Ended June 30, 2011
Revenues	$70,544	$29,828	$39,767	$—	$140,139
Direct operating expenses	(34,260)	(12,178)	(15,598)	—	(62,036)
Selling, general and administrative expenses	(20,546)	(9,642)	(18,511)	(4,299)	(52,998)
Amortization	(5,024)	(1,428)	(2,363)	—	(8,815)
Depreciation	(1,920)	(513)	(928)	(340)	(3,701)
Fair value and other adjustments on earnout liabilities	(378)	—	20	—	(358)
Equity in earnings of affiliates	—	—	1,189	—	1,189

Operating income (loss)	$8,416	$6,067	$3,576	$(4,639)	$13,420

Note 14. Share-Based Compensation

The Company has reserved 4.8 million shares of its common stock for issuance under its incentive compensative plan, of which there were 1.0 million shares available for issuance as of June 30, 2012. Total share-based compensation expense related to stock options for the three months ended June 30, 2012 and 2011, was $1.1 million and $1.2 million, respectively, and for the six months ended June 30, 2012 and 2011, was $1.9 million and $2.0 million, respectively.

Stock Options: Share-based compensation expense related to stock options for the three months ended June 30, 2012 and 2011, was $0.5 million and $0.7 million respectively, and for the six months ended June 30, 2012 and 2011, was $1.0 million and $1.2 million, respectively.

The following assumptions were used to estimate the fair value of stock options granted in 2012:

Dividend Yield	0.0%
Expected volatility	50.0%
Risk free interest rate	0.68 - 0.75%
Expected term of options	4.5 years
Weighted average grant date fair value	$2.56 - 3.12

The following table represents stock option activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding options at December 31, 2011	2,323,091	$4.79	$12.93	4.30
Granted	343,158	2.56	6.18	—
Exercised	(13,500)	1.35	2.22	—
Canceled or forfeited	(20,822)	4.47	11.19	—

Outstanding options at June 30, 2012	2,631,927	$4.52	$12.12	4.18

Options exercisable at June 30, 2012	1,665,787	$4.78	$13.62	3.22

At June 30, 2012, the aggregate intrinsic value of options outstanding and options exercisable was $0.5 million and $0.3 million, respectively. At June 30, 2012, there was $3.4 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Grants: Share-based compensation expense related to grants of restricted stock for the three months ended June 30, 2012 and 2011, was $0.6 million and $0.5 million, respectively, and was $0.9 million for both the six months ended June 30, 2012 and 2011.

The following table represents a summary of nonvested restricted stock activity for the six months ended June 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2011	402,148	$11.40
Granted	398,428	6.17
Vested	(138,147)	11.42
Canceled or forfeited	(5,048)	$9.92

Nonvested, June 30, 2012	657,381	$8.24

Total unrecognized compensation expense for unvested restricted shares of common stock as of June 30, 2012, was $4.8 million, which is expected to be recognized over a weighted-average period of 2.6 years.

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

•	a failure to comply with covenants under our debt instruments could result in acceleration of debt or an inability to access availability under our credit facility;

•	we depend on our senior management team and other key leaders of our business segments, and the operation and growth of our business may be negatively impacted if we lose any of their services;

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

Our total revenues decreased $4.6 million, or 6.8%, from $68.4 million for the three months ended June 30, 2011, to $63.8 million for the three months ended June 30, 2012, primarily as a result of a $4.6 million decrease in our mortgage default processing services revenues. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of new foreclosure files received for processing, as discussed below. Income from continuing operations increased from $2.9 million for the three months ended June 30, 2011, to $5.6 million for the current quarter. This increase was primarily the result of fair value and other adjustments on earnout liabilities recorded in the current quarter of $10.4 million.

Recent Developments

Discontinued Operations / Assets Held for Sale

In the fourth quarter of 2011, management committed to a plan of action to dispose of two of our smallest-market operating units within the Business Information Division. As explained in “Business Information Division Results” below, we classified the results of these operations (net of tax benefit), as discontinued operations. The assets of these operations, net of related liabilities, are included in assets held for sale.

In the second quarter of 2012, the Company completed the sale of The Colorado Springs Business Journal and realized a de minimis pretax gain, reported in discontinued operations.

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

During the past 21 months, the mortgage foreclosure industry has experienced heightened scrutiny by various government agencies and individuals, leading to voluntary slowing of foreclosure referrals by servicers and lenders as they reviewed systems and provided information requested by the government, many audits of our processes, and newly mandated procedures.

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

Given the OCC deadlines for reports and compliance, the CFPB’s requirements, the attorneys general efforts and recent settlement, and the generally heightened scrutiny that residential mortgage foreclosure servicers experienced in the past 21 months, servicers have continued to react to this scrutiny by reviewing and verifying their policies and procedures, applying more steps, checks, and reviews to pending foreclosures, and releasing into foreclosure only those cases that have been carefully reviewed. Many servicers also reacted to this environment of increased scrutiny by requesting additional information and process verification from law firms and other third-party vendors. These servicer actions continued to reduce the number of mortgage defaults being referred to begin foreclosure. We believe that servicers will continue to exercise an abundance of caution, examining each default referral in extreme detail, effectively continuing the slow pace of referrals. Until any new foreclosure procedures are made uniform and final, such new procedures cannot become automated as part of our proprietary workflow process management systems. We believe that the reduced level of foreclosure referrals is likely to continue until final procedures are in place, and that once final procedures are in place that different lenders will refer remaining foreclosures out with varying rates and timing, but that a large number of defaulted loans in pre-foreclosure status and pending foreclosures remain to be undertaken and completed.

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

Recent Acquisitions

We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions, such as the ACT acquisition in 2011:

Acquisition of ACT Litigation Services, Inc.

On July 25, 2011, we, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT for (i) an upfront payment of approximately $60.0 million in cash that was paid in full at closing, plus (ii) up to $5.0 million in potential additional purchase price that will be held back for a period of 20 months (subject to partial early release) to secure certain obligations of ACT and its shareholders, plus (iii) an earnout payment based primarily upon the extent to which an agreed-upon multiple of ACT’s pro forma EBITDA for the year ended December 31, 2011, exceeds the base purchase price of $65.0 million, plus (iv) two additional earnout payments of up to a maximum of $15.0 million in the aggregate that are contingent upon reaching certain revenue milestones for the years ended December 31, 2012 and 2013. All of the earnout payments are subject to certain set-off rights under the purchase agreement. In the second quarter of 2012, net earnouts of $13.7 million were paid. Additionally, the majority of the remaining balance of the earnout payable was converted in the second quarter of 2012 to a note payable, due in March 2013, and is subject to further adjustment based on the achievement of certain revenue targets for 2012. In the second quarter of 2012, we revised our estimates relating to the earnouts expected to be paid to a balance of $1.4 million at June 30, 2012 resulting in a $10.1 million reduction to the earnout liability. Such amount was recorded within operations in fair value and other adjustments on earnout liabilities. Additionally, during the second quarter, management recorded a retrospective adjustment of $2.1 million to reduce goodwill and the initial earnout liability estimate recorded at the acquisition date.

ACT specializes in providing technology and process solutions to clients with electronic discovery needs. It also provides hosting and review services. The acquired operations of ACT are part of our Litigation Support Services segment within our Professional Services Division.

Revenues

We derive revenues from two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the three and six months ended June 30, 2012, our total revenues were $63.8 million and $130.5 million, respectively, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:

•

69% and 71%, respectively, from our Professional Services Division (44% and 44%, respectively, from mortgage default processing services and 25% and 27%, respectively, from litigation support services); and

•	31% and 29%, respectively, from our Business Information Division.

Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing, outsourced discovery management and document review, and appellate services through fee-based arrangements. We further break down our Professional Services Division into two reportable segments, mortgage default processing services and litigation support services.

Mortgage Default Processing Services. Through NDeX, we assist eight law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, other mortgage default case files for residential mortgages that are in default. We also provide foreclosure processing services directly to mortgage lenders and loan servicers for properties located in California. In addition, NDeX provides loss mitigation support on mortgage default files to its customers and related real estate title work primarily to the Barrett and Albertelli law firms. We refer to revenues that NDeX derives from these sources collectively as “mortgage default processing service revenues.” Shareholders and/or principal attorneys of our law firm customers, including David A. Trott, chairman of NDeX, are executive management employees of NDeX.

For the three and six months ended June 30, 2012, we received for processing approximately 63,100 and 129,300 mortgage default case files, respectively. Our mortgage default processing service revenues accounted for 44% of our total revenues and 63% of our Professional Services Division revenues for both the three and six months ended June 30, 2012. For the six months ended June 30, 2012, each of the Barrett law firm, Trott & Trott and Albertelli law firm accounted for more than 10% of our mortgage default processing services revenues, and together accounted for more than three-quarters of these revenues. We recognize mortgage default processing service revenues on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make estimates. For more information regarding how we recognize revenue, please see “Critical Accounting Policies and Estimates – Revenue Recognition” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012.

NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states in which we do business, as well as the type of files we process (e.g., foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. Although the services agreements with our law firm customers contemplate the review and possible revision of the fees for the services we provide, price increases have not historically affected our mortgage default processing revenues materially. In some cases, our services agreements adjust the fee paid to us for the files we process on an annual basis pursuant to an agreed-upon consumer price index. In other cases, our services agreements require us to agree with our law firm customer regarding the terms and amount of any fee increase. If we are unable to negotiate fixed fee increases under these agreements that at least take into account the increases in costs associated with providing mortgage default processing services, our operating and net margins would be adversely affected. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012, for more information about the conditions under which the fixed fee per file we charge our law firm customers may change.

Deferred revenue includes mortgage default processing services billed in advance that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At June 30, 2012, we had such deferred revenue on our balance sheet in the amount of $11.4 million.

Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the three and six months ended June 30, 2012, our litigation support services revenues accounted for 25% and 27%, respectively, of our total revenues and 37% and 38%, respectively, of our Professional Services Division revenues.

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

We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court. In most cases, DiscoverReady bills its customers each month for the services provided. DiscoverReady’s services consist of multiple element deliverables, and as such, revenue is assigned to each deliverable service and recognized as those services are performed. In situations where we bill our customers in advance of services performed, revenue is deferred until the month it is earned. At June 30, 2012, we recorded an aggregate $0.8 million as deferred revenues related to litigation support services on our balance sheet. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critcal Accounting Policies and Estimates – Revenue Recognition in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012, for more information about how we recognize revenue on DiscoverReady’s multiple element arrangements.

Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 9% and 8%, respectively, of our total revenues and 29% and 28%, respectively, of our Business Information Division revenues for the three and six months ended June 30, 2012. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.

We publish more than 300 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other business entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. For both the three and six months ended June 30, 2012, our public notice revenues accounted for 13% of our total revenues and 44% of our Business Information Division revenues. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which can be affected by the number of residential mortgage foreclosures in the markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In many of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

We sell our business information products primarily through subscriptions, including our DataStream and Federal News products, which are both part of our public affairs intelligence group. For the three and six months ended June 30, 2012, our subscription and other revenues, which consist primarily of subscriptions, single-copy sales, transcriptions and access to state and federal legislative information, accounted for 8% of our total revenues for both periods and 27% and 28%, respectively, of our Business Information Division revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At June 30, 2012, we had such deferred revenue on our balance sheet in the amount of $7.4 million. Subscription and other revenues are driven primarily by the number of copies sold and the subscription rates charged to customers.

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

•

Fair value and other adjustments on earnout liabilities, which consists primarily of non-cash adjustments to estimates of earnouts to be paid to sellers of businesses we acquire, based on management’s estimated fair value of the earnout liability at each reporting date.

Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may continue to shift between fiscal periods.

Equity in Earnings of Affiliates

We own 35.0% of the membership interests in DLNP, the publisher of The Detroit Legal News and 10 other publications. We account for our investment in DLNP using the equity method. For the three months ended June 30, 2012 and 2011, our share of DLNP’s earnings was $0.6 million and $0.5 million, respectively. This is net of amortization of $0.4 million for each period. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flows Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.

Noncontrolling Interest

Noncontrolling interest (“NCI”) at June 30, 2012, consisted of a 6.2% redeemable interest in NDeX held by the sellers of Barrett-NDEx or their transferees (as a group), a 10.0% redeemable interest in DiscoverReady held by DR Holdco LLC and a 20% interest in Legislative Services of America (LISA) held by Telran, Inc.

Under the terms of the NDeX operating agreement, each month we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. No such distributions were paid during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, we made distributions of $0.2 million.

There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly distributions to pay tax liabilities to DR Holdco, the minority member of DiscoverReady. No such distributions were made during the three and six months ended June 30, 2012 or 2011.

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

The NDeX NCI is adjusted to the estimated redemption amount at each reporting period based on the formula as discussed above if the result of the formula is greater than its carrying value. The DiscoverReady NCI is adjusted to fair value each period using a market approach if the fair value is greater than its carrying value. Please see our unaudited condensed consolidated statements of stockholders’ equity, as well as Note 5 to our unaudited condensed consolidated interim financial statements, included in this report on Form 10-Q for further information regarding accounting for noncontrolling interests and its implications to our financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended June 30,
		% of		% of
	2012	Revenues	2011	Revenues
Revenues:
Professional Services	$44,310	69.5%	$48,416	70.8%
Business Information	19,453	30.5%	19,971	29.2%

Total revenues	63,763	100.0%	68,387	100.0%

Operating expenses:
Professional Services	43,713	68.6%	42,384	62.0%
Business Information	17,302	27.1%	18,270	26.7%
Unallocated corporate operating expenses	1,772	2.8%	2,361	3.5%
Fair value and other adjustments on earnout liabilities	(10,403)	(16.3)%	28	—%

Total operating expenses	52,384	82.2%	63,043	92.2%
Equity in earnings of affiliates	599	0.9%	441	0.6%

Operating income	11,978	18.8%	5,785	8.5%
Interest expense, net	(1,991)	(3.1)%	(1,365)	(2.0)%
Non-cash interest income related to interest
Other income	—	—%	394	0.6%

Income from continuing operations before income taxes	9,987	15.7%	4,814	7.0%
Income tax benefit (expense)	(4,416)	(6.9)%	(1,950)	(2.9)%

Income from continuing operations	5,571	8.7%	2,864	4.2%
Discontinued operations, net of tax benefit	(28)	(0.0)%	(124)	(0.2)%

Net income	5,543	8.7%	2,740	4.0%
Less: Net income attributable to redeemable noncontrolling interests	(626)	(1.0)%	(168)	(0.2)%

Net income attributable to The Dolan Company	$4,917	7.7%	$2,572	3.8%

Income from continuing operations attributable to The Dolan Company per share:
Basic and diluted	$0.16		$0.09

Weighted average shares outstanding:
Basic	30,276		30,107
Diluted	30,356		30,211

	Six Months Ended June 30,
		% of		% of
	2012	Revenues	2011	Revenues
Revenues:
Professional Services	$92,215	70.7%	$100,372	71.6%
Business Information	38,270	29.3%	39,767	28.4%

Total revenues	130,485	100.0%	140,139	100.0%

Operating expenses:
Professional Services	89,997	69.0%	85,511	61.0%
Business Information	34,311	26.3%	37,400	26.7%
Unallocated corporate operating expenses	3,779	2.9%	4,639	3.3%
Fair value and other adjustments on earnout liabilities	(10,472)	(8.0)%	358	0.3%

Total operating expenses	117,615	90.1%	127,908	91.3%
Equity in earnings of affiliates	1,024	0.8%	1,189	0.8%

Operating income	13,894	10.6%	13,420	9.6%
Interest expense, net	(3,995)	(3.1)%	(2,973)	(2.1)%
Non-cash interest income related to interest rate swaps	—	—%	286	0.2%
Other income, net	—	—%	394	0.3%

Income from continuing operations before income taxes	9,899	7.6%	11,127	7.9%
Income tax expense	(4,345)	(3.3)%	(4,319)	(3.1)%

Income from continuing operations	5,554	4.3%	6,808	4.9%
Discontinued operations, net of tax benefit	(188)	(0.1)%	(374)	(0.3)%

Net income	5,366	4.1%	6,434	4.6%
Less: Net income attributable to redeemable noncontrolling interests	(280)	(0.2)%	(387)	(0.3)%

Net income attributable to The Dolan Company	$5,086	3.9%	$6,047	4.3%

Income from continuing operations attributable to The Dolan Company per share:
Basic and diluted	$0.17		$0.20

Weighted average shares outstanding:
Basic	30,226		30,118
Diluted	30,307		30,252

Three Months Ended June 30, 2012

Compared to Three Months Ended June 30, 2011

Revenues

	Three Months Ended June 30,
	2012	2011	Change
		(in millions)
Total revenues	$63.8	$68.4	$(4.6)	(6.8)%

Our total revenues declined primarily as a result of a decrease in our mortgage default processing services revenues. The decrease in mortgage default processing services revenues was driven largely by a decrease in the number of new foreclosure files received for processing. Our litigation support services revenues increased $0.5 million for the three months ended June 30, 2012, while our business information revenues were down $0.5 million for the three months ended June 30, 2012. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 69.5% and 70.7% of our total revenues from our Professional Services Division and 30.5% and 29.3% of our total revenues from our Business Information Division for the three months ended June 30, 2012 and 2011, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 44.1% and 47.8% of our total revenues for the three months ended June 30, 2012 and 2011, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 25.4% and 23.0% of our total revenues for the three months ended June 30, 2012 and 2011, respectively. We continue to expect litigation support services to be a larger percentage of total revenues as a result of ongoing investments in the DiscoverReady business.

Operating Expenses

	Three Months Ended June 30,
	2012	2011	Change
		(in millions)
Total operating expenses	$52.4	$63.0	$(10.7)	(16.9)%
Direct operating expenses	28.9	30.7	(1.8)	(5.9)%
Selling, general and administrative expenses	26.9	26.2	0.7	2.8%
Amortization expense	5.0	4.3	0.6	14.6%
Depreciation expense	2.0	1.8	0.2	11.9%
Fair value and other adjustments on earnout liabilities	(10.4)	—	(10.4)	not meaningful

Excluding the impact of fair value and other adjustments on earnout liabilities, total operating expenses as a percentage of total revenues increased from 92.1% for the three months ended June 30, 2011, to 98.5% for the three months ended June 30, 2012. This was largely due to decreased revenues in our mortgage default processing services business and negative operating leverage at DiscoverReady as discussed below.

Direct Operating Expenses. The change in our direct operating expenses consisted of a $1.3 million decrease in our Professional Services Division and a $0.5 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased slightly to 45.4% for the second quarter of 2012, from 44.9% for the same period in 2011.

Selling, General and Administrative Expenses. The change in our selling, general and administrative expenses consisted primarily of a $1.6 million increase in our Professional Services Division, partially offset by a $0.3 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Cost associated with our corporate operations decreased $0.6 million, largely as a result of lower legal and other professional fees. Selling, general and administrative expense as a percentage of revenue increased to 42.2% for the three months ended June 30, 2012, from 38.3% for the same period in 2011.

Fair Value Adjustments on Earnout Liabilities. Fair value adjustments on earnout liabilities consisted of $(10.1) million for the Professional Services Division and $(0.3) million for the Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding these items.

Amortization and Depreciation Expense. Our total amortization and depreciation expense increased primarily as a result of the depreciation and amortization of the assets acquired as part of the ACT acquisition.

Interest Expense, Net

	Three Months Ended June 30,
	2012	2011	Change
		(in millions)
Total interest expense, net	$2.0	$1.4	$0.6	45.9%
Interest on bank credit facility	1.6	0.9	0.7	80.2%
Cash interest expense on interest rate swaps	0.3	0.6	(0.3)	(48.5)%
Amortization of deferred financing fees	0.1	0.1	—	13.5%

Interest expense related to our bank credit facility increased as a result of the increased borrowings to fund, primarily, the ACT acquisition in July 2011. Our average outstanding debt was $176.1 million for the three months ended June 30, 2012, compared to $130.6 million for the same period one year ago. At the same time, the average interest rate on our credit facility was 3.4% for the three months ended June 30, 2012, compared to 2.8% one year ago.

Equity in Earnings of Affiliates

	Three Months Ended June 30,
	2012	2011	Change
		(in millions)
Equity in earnings of affiliates	$0.6	$0.4	$0.2	35.8%

Equity in earnings of affiliates increased primarily as a result of an increase in earnings recorded from our 35% interest in DLNP.

Income Tax Expense

	Three Months Ended June 30,
	2012	2011	Change
		(in millions)
Income tax expense	$4.4	$2.0	$2.5	126.5%
Effective tax rate	44.2%	40.5%

Our effective tax rate was 44.2% and 40.5% during the quarters ended June 30, 2012 and 2011, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Tax expense for the quarter ended June 30, 2012, reflects a projected annual effective tax rate of 41.9% and an additional $0.2 million of tax expense recorded as discrete items in the period.

Professional Services Division Results

Revenues

	Three Months Ended June 30,
	2012	2011	Change
	(in millions)
Total revenues	$44.3	$48.4	$(4.1)	(8.5)%
Mortgage default processing services	28.1	32.7	(4.6)	(14.0)%
Litigation support services revenues	16.2	15.7	0.5	3.1%

Mortgage default processing services revenues decreased primarily due to decreased file volumes in many of the markets we serve, which is a continuation of trends we experienced throughout 2011. Our total files received for processing for the three months ended June 30, 2012, were down 21.9%, from 80,800 mortgage default case files for the three months ended June 30, 2011, to 63,100 mortgage default case files for the three months ended June 30, 2012. In the current quarter, foreclosure files received for processing were down about 16% compared to the second quarter of 2011. We believe these file volume decreases are due to continued marketplace and regulatory dynamics that intensified in late 2010, causing many large loan servicers to slow down and reduce the referral of defaulted files for foreclosure processing. Given current market conditions, we expect a modest improvement in mortgage default processing services revenues in the second half of 2012 due to modest increases in file volumes and services fees.

The Barrett law firm, Albertelli law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 83% of our mortgage default processing services segment and 53% of our Professional Services Division revenues during the three months ended June 30, 2012. In the three months ended June 30, 2011, the Barrett law firm, Albertelli law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 83% of our mortgage default processing services segment and 56% of our Professional Services Division revenues.

The net increase in litigation support services revenues is primarily a result of the added revenues from DiscoverReady’s ACT operations acquired in July 2011. DiscoverReady had one customer in excess of 10% of segment revenues in the second quarter of 2012, accounting for about a quarter of such revenues. In the second quarter of 2011, DiscoverReady had two customers in excess of 10% of segment revenues, together accounting for just over half of such revenues.

Operating Expenses—Mortgage Default Processing Services

	Three Months Ended June 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$27.8	$30.6	$(2.8)	(9.2)%
Direct operating expenses	14.9	16.6	(1.7)	(10.2)%
Selling, general and administrative expenses	9.7	10.4	(0.7)	(7.1)%
Amortization expense	2.5	2.5	—	(0.7)%
Depreciation expense	0.7	0.9	(0.2)	(19.1)%
Fair value and other adjustment on earnout liabilities	—	0.2	(0.2)	(100.0)%

Direct operating expenses decreased as a result of file volume decreases as discussed above and steps taken to reduce our costs at NDeX. Selling, general and administrative expenses also decreased as a result of cost control efforts in place in the quarter. For example, total headcount at all NDeX operations is down by 11.9% from the prior year.

Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 98.9% for the three months ended June 30, 2012, from 93.5% for the three months ended June 30, 2011. This increase was primarily a result of a reduction in revenues.

Operating Expenses—Litigation Support Services

	Three Months Ended June 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$5.8	$12.0	$(6.2)	(51.7)%
Direct operating expenses	6.8	6.4	0.4	6.3%
Selling, general and administrative expenses	7.0	4.6	2.4	50.8%
Amortization expense	1.5	0.7	0.8	107.4%
Depreciation expense	0.7	0.3	0.4	147.9%
Fair value and other adjustments on earnout liabilities	(10.1)	—	(10.1)	not meaningful

The increases in direct and selling, general, and administrative expenses are due primarily to the increased costs associated with operating DiscoverReady’s ACT business acquired in July 2011. The fair value adjustment of $(10.1) million was related primarily to management’s revised estimates of earnouts to be paid related to DiscoverReady’s ACT acquisition.

Excluding the impact of the fair value adjustment on earnout liabilities, total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 98.4% for the three months ended June 30, 2012, from 76.3% for the same period in 2011. This decrease in margin is primarily due to negative operating leverage at DiscoverReady due to investments made by DiscoverReady to grow its business. We expect improvement in the second half of 2012 as a result of cost-cutting measures and revenue improvement.

Business Information Division Results

Revenues

	Three Months Ended June 30,
	2012	2011	Change
	(in millions)
Total Business Information Revenues	$19.5	$20.0	$(0.5)	(2.6)%
Display and classified advertising revenues	5.6	6.0	(0.5)	(7.9)%
Public notice revenues	8.6	8.4	0.2	2.2%
Subscription-based and other revenues	5.3	5.6	(0.2)	(4.1)%

The decrease in display and classified advertising revenues is due primarily to the timing of special publications, as well as a decrease in the number of ads placed in our publications. Public notice revenues increased slightly over the same period last year, continuing the modest climb experienced in the previous few quarters.

Operating Expenses

	Three Months Ended June 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$17.0	$18.1	$(1.1)	(5.9)%
Direct operating expenses	7.3	7.8	(0.5)	(6.5)%
Selling, general and administrative expenses	8.6	8.9	(0.3)	(3.6)%
Amortization expense	1.0	1.1	(0.1)	(10.8)%
Depreciation expense	0.4	0.4	—	(4.0)%
Fair value and other adjustments on earnout liabilities	(0.3)	(0.2)	(0.1)	61.5%

Operating expenses decreased primarily as a result of the consolidation of certain business functions among our publishing group units and other cost control efforts put in place to control discretionary spending and employee costs, as well lower direct costs due to lower revenues.

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 87.6% for the three months ended June 30, 2012, from 90.7% for the three months ended June 30, 2011, due to the cost control efforts put in place to reduce our operating expenses in this division.

Discontinued Operations

	Three Months Ended June 30,
	2012	2011	Change
	(in millions)
Discontinued operations, net of tax benefit	$(0.0)	$(0.1)	$0.1	(77.4)%

During the fourth quarter of 2011, management committed to sell two of our smallest-market stand-alone businesses within the Business Information Division. We are currently negotiating with prospective buyers of our Mississippi Business Journal and related assets. We expect the sale of these assets to occur in 2012. In the second quarter of 2012, we completed the sale of The Colorado Springs Business Journal and realized a de minimis pretax gain, reported in discontinued operations. We have classified the net assets and liabilities of these operations as assets held for sale and reported the results of the businesses in discontinued operations.

Six Months Ended June 30, 2012

Compared to Six Months Ended June 30, 2011

Revenues

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Total Revenues	$130.5	$140.1	$(9.7)	(6.9)%

Our total year-to-date revenues declined primarily as a result of a $12.9 million decrease in our mortgage default processing services revenues. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of new foreclosure files received for processing. Our litigation support services revenues increased $4.8 million primarily as a result of the newly acquired ACT operations. Our business information revenues were down $1.5 million. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 70.7% and 71.6% of our total revenues from our Professional Services Division and 29.3% and 28.4% of our total revenues from our Business Information Division for the six months ended June 30, 2012 and 2011, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 44.1% and 50.3% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 26.5% and 21.3% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. We continue to expect litigation support services to be a larger percentage of total revenues as a result of ongoing investments in the DiscoverReady business.

Operating Expenses

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$117.6	$127.9	$(10.3)	(8.0)%
Direct operating expenses	59.5	62.0	(2.5)	(4.1)%
Selling, general and administrative expenses	54.5	53.0	1.5	2.9%
Amortization expense	9.9	8.8	1.1	12.6%
Depreciation expense	4.1	3.7	0.4	10.8%
Fair value and other adjustments on earnout liabilities	(10.5)	0.4	(10.8)	not meaningful

Excluding the impact of fair value and other adjustments on earnout liabilities, total operating expenses as a percentage of total revenues increased from 91.0% for the six months ended June 30, 2011, to 98.2% for the six months ended June 30, 2012.

Direct Operating Expenses. The decrease in direct operating expenses consisted of a $1.4 million decrease in our Professional Services Division and a $1.1 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 45.6% for the first six months of 2012, from 44.3% for the same period in 2011.

Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $3.9 million increase in our Professional Services Division and a $1.5 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Cost associated with our corporate operations decreased $0.8 million year-over-year, largely as a result of decreased legal and other professional fees. Selling, general and administrative expense as a percentage of total revenues increased to 41.8% for the first six months of 2012, from 37.8% for the same period in 2011.

Depreciation and Amortization Expense. Our total amortization and depreciation expense increased primarily as a result of the depreciation and amortization of the assets acquired as part of the ACT acquisition.

Interest Expense, Net

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Total interest expense, net	$4.0	$3.0	$1.0	34.4%
Interest on bank credit facility	1.6	0.9	0.7	80.2%
Cash interest expense on interest rate swaps	0.3	0.6	(0.3)	(48.5)%
Amortization of deferred financing fees	0.1	0.1	—	13.5%

Interest expense related to our bank credit facility increased as a result of the increased borrowings to fund, primarily, the ACT acquisition in July 2011. Our average outstanding debt was $177.1 million for the six months ended June 30, 2012, compared to $130.6 million for the same period one year ago, and our average interest rate was 3.7% this year versus 2.7% last year. Cash interest incurred on our interest rate swaps decreased primarily as a result of a decrease in the notional amount of our swaps, due to the maturity on March 31, 2011, of a swap agreement with a notional amount of $25 million, and, to a lesser extent, interest rate changes.

Equity in Earnings of Affiliates

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Equity in Earnings of Affiliates	$1.0	$1.2	$(0.2)	(13.9)%

Equity in earnings of affiliates decreased primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP.

Income Tax Expense

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Income tax expense	$4.3	$4.3	$—	0.6%
Effective tax rate	43.9%	38.8%

The provision for income taxes for the six months ended June 30, 2012 and 2011, was 43.9% and 38.8% of income before income taxes, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. Our effective tax rate for the six months ended June 30, 2012, was negatively affected by the adjustment of deferred tax assets associated with stock-based compensation deductions for which the company has an insufficient APIC pool available to absorb the charge.

Professional Services Division Results

Revenues

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Total revenues	$92.2	$100.4	$(8.2)	(8.1)%
Mortgage default processing revenues	57.6	70.5	(12.9)	(18.3)%
Litigation support services revenues	34.6	29.8	4.8	16.0%

Our revenues declined primarily as a result of decreased revenues in our mortgage default processing services segment. Revenues in this segment were down primarily due to decreased file volumes in many of the markets we serve. Our total files received for processing for the six months ended June 30, 2012, was down 25.3%, from 173,100 mortgage default case files for the six months ended June 30, 2011, to 129,300 mortgage default case files for the six months ended June 30, 2012.

The Barrett law firm, Albertelli law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 83% of our mortgage default processing services segment and 52% of our Professional Services Division revenues during the six months ended June 30, 2012. In the six months ended June 30, 2011, the Barrett law firm, Albertelli law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 83% of our mortgage default processing services segment and 58% of our Professional Services Division revenues.

The increase in litigation support services revenues is primarily a result of the added revenues from DiscoverReady’s ACT operations acquired in July 2011. DiscoverReady had one customer in excess of 10% of segment revenues for the six months ended June 30, 2012, accounting for about a quarter of such revenues. In the second quarter of 2011, DiscoverReady had two customers in excess of 10% of segment revenues, together accounting for nearly half of such revenues.

Operating Expenses—Mortgage Default Processing Services

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$56.0	$62.1	$(6.1)	(9.9)%
Direct operating expenses	30.0	34.3	(4.2)	(12.3)%
Selling, general and administrative expenses	19.4	20.5	(1.1)	(5.4)%
Amortization expense	5.0	5.0	—	(0.7)%
Depreciation expense	1.5	1.9	(0.4)	(19.7)%
Fair value and other adjustments on earnout liabilities	—	0.4	(0.4)	(100.0)%

Total operating expenses decreased due to a decrease in direct expenses as a result of decreased file volumes and steps taken to reduce our costs at NDeX. Selling, general and administrative expenses also decreased as a result of cost control efforts in place in the quarter. In the current quarter, as a result of management’s estimates of earnout probabilities, we did not make any adjustments to the fair value of the earnout liability related to NDeX’s Florida operations, but we did adjust it in the first quarter of 2011.

Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 96.9% for the six months ended June 30, 2012, from 88.1% for the six months ended June 30, 2011. This increase was primarily a result of a reduction in revenues.

Operating Expenses—Litigation Support Services

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$23.9	$23.8	$0.2	0.8%
Direct operating expenses	15.0	12.2	2.8	23.4%
Selling, general and administrative expenses	14.6	9.6	5.0	51.7%
Amortization expense	3.0	1.4	1.5	107.7%
Depreciation expense	1.4	0.5	0.9	169.0%
Fair value and other adjustments on earnout liabilities	(10.1)	—	(10.1)	Not meaningful

The increases in direct and selling, general, and administrative expenses are due primarily to the increased costs associated with operating DiscoverReady’s ACT business acquired in July 2011. The fair value adjustment of $(10.1) million was related to management’s revised estimates of earnouts to be paid related to DiscoverReady’s ACT acquisition.

Excluding the impact of the fair value adjustment on earnout liabilities, total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 98.3% for the six months ended June 30, 2012, from 79.7% for the same period in 2011.

Business Information Division Results

Revenues

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Total Business Information Division Revenues	$38.3	$39.8	$(1.5)	(3.8)%
Display and classified advertising revenues	10.7	11.1	(0.5)	(4.3)%
Public notice revenues	16.9	17.1	(0.2)	(1.1)%
Subscription-based and other revenues	10.7	11.5	(0.8)	(7.2)%

The decline in display and classified advertising revenues is due primarily to a decrease in the number of ads placed in our publications. Subscription-based and other revenues includes revenues from our public affairs intelligence group and declined in large part to some one-time revenue generating projects that occurred in the first six months of 2011, and to a lesser extent, the overall variability of these revenue streams from period to period.

Operating Expenses

	Six Months Ended June 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$33.9	$37.4	$(3.5)	(9.3)%
Direct operating expenses	14.5	15.6	(1.1)	(7.3)%
Selling, general and administrative expenses	17.0	18.5	(1.5)	(8.0)%
Amortization expense	2.0	2.4	(0.4)	(16.5)%
Depreciation expense	0.9	0.9	(0.1)	(7.7)%
Fair value and other adjustments on earnout liabilities	(0.4)	—	(0.4)	Not meaningful

Operating expenses decreased primarily as a result of the consolidation of certain business functions among our publishing group units and other cost control efforts put in place to control discretionary spending and employee costs, as well lower direct costs due to lower revenues.

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 88.6% for the six months ended June 30, 2012, from 94.0% for the six months ended June 30, 2011, due to the cost control efforts put in place to reduce our operating expenses in this division and the reduced foreclosure activity reflected in the decrease of our public notice revenues.

Discontinued Operations

	For the Six Months Ended June 30,
	2012	2011	Change
	($’s in millions)
Discontinued operations, net of tax benefit	$(0.2)	$(0.4)	$0.2	(49.7)%

During the fourth quarter of 2011, management committed to sell two of our smallest-market stand-alone businesses within the Business Information Division. We are currently negotiating with prospective buyers of our Mississippi Business Journal and related assets. We expect the sale of these assets to occur in 2012. In the second quarter of 2012, we completed the sale of The Colorado Springs Business Journal and realized a de minimis pretax gain, reported in discontinued operations. We have classified the net assets and liabilities of these operations as assets held for sale and reported the results of the businesses in discontinued operations.

Off Balance Sheet Arrangements

We have not entered into any off balance sheet arrangements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital and long-term debt, less current portion as of June 30, 2012, and December 31, 2011, as well as cash flows for the six months ended June 30, 2012 and 2011 (in thousands):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$1,156	$752
Working capital (deficit)	2,175	(3,329)
Long-term debt, less current portion	164,251	168,724

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities	$24,040	$13,816
Cash flows from investing activities:
Acquisitions and investments	(145)	(5,071)
Capital expenditures	(2,770)	(3,904)
Cash flows from financing activities	(20,843)	(6,785)

Cash Flows Provided by Operating Activities

The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes.

Net cash provided by operating activities for the six months ended June 30, 2012, increased $10.2 million, or 74.0%, to $24.0 million from $13.8 million for the six months ended June 30, 2011. Excluding the impact of fair value and other adjustments on earnout liabilities and the related tax impact of these adjustments, income from continuing operations decreased in the first six months by about $7 million compared to last year, but through disciplined management of working capital and favorable cash collections, we were able to increase our net cash provided by operating activities over the same period last year.

Working capital changed from a deficit of $3.3 million at December 31, 2011, to $2.2 million at June 30, 2012. This resulted primarily from the earnout payment in connection with the ACT acquisition.

Our allowance for doubtful accounts, allowance for doubtful accounts as a percentage of gross receivables, and days sales outstanding (DSO), as of June 30, 2012, December 31, 2011, and June 30, 2011, are set forth in the table below:

	June 30, 2012	December 31, 2011	June 30, 2011
Allowance for doubtful accounts (in thousands)	$1,447	$1,416	$1,282
Allowance for doubtful accounts as a percentage of gross accounts receivable	2.2%	1.9%	1.9%
Days sales outstanding	100.7	99.1	91.3

Our allowance for doubtful accounts as a percentage of gross accounts receivable remained relatively constant for each period shown.

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue for the quarter by the total number of days in the quarter. Our DSO increased from year-end primarily as a result of increased DSO at DiscoverReady due to reduced revenues. We did have strong collections in the quarter, but lower revenues contributed to the increase in the DSO. Our DSO increased from the second quarter of last year primarily as a result of carrying larger receivable balances in some of our NDeX operating units as a result of an increase in the length of time it takes to process foreclosures, most notably in Florida as this is a judicial state with longer foreclosure processing cycles. Please refer to Recent Developments – Regulatory Environment above for an explanation of some of the current factors that are contributing to the increase in time it is taking to process foreclosures.

At June 30, 2012, we had a significant concentration of credit risk relating to amounts due from NDeX’s eight law firm customers. Of our total consolidated net receivable balance, $38.7 million, or 59.6%, is related to amounts due from these customers, and includes both billed and unbilled amounts. Billed amounts represent $30.9 million, or 47.6%, of our total consolidated net receivable balance. Partially offsetting our total accounts receivable exposure for these law firm customers is deferred revenue, for amounts billed but not yet earned, in the amount of $11.4 million, which represents 29.4% of the total balances due. We do not carry an allowance for doubtful accounts as it relates to these law firm customers as we have not experienced any write-offs with these customers in the past.

We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $1.5 million and $2.1 million during the six months ended June 30, 2012 and 2011, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased $5.8 million to $2.8 million during six months ended June 30, 2012, from $8.6 million during six months ended June 30, 2011. This decrease was primarily a result of reduced spending on acquisitions and investments, because in 2011, we bought out approximately one-third of the outstanding membership units in DiscoverReady held by DR Holdco. Capital expenditures decreased $1.1 million from the first six months of 2011, and we expect the costs for capital expenditures to be in the range of 2 – 3% of our total revenues, on an aggregated basis, for the full year 2012.

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

Net cash used in financing activities for the six months ended June 30, 2012, totaled $20.8 million, compared to $6.8 million during six months ended June 30, 2011. Cash used in financing activities for both periods included similar amounts paid on our credit facility, but in the second quarter of 2012, we paid $14.4 million of deferred acquisition costs and earnouts. Long-term debt, less current portion, decreased $4.4 million, or 2.7%, to $164.3 million as of June 30, 2012, from $168.7 million as of December 31, 2011.

Credit Agreement. On December 6, 2010, we entered into a third amended and restated credit agreement with a syndicate of bank lenders for a $205.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an initial aggregate amount of up to $155.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015. The credit agreement was amended on March 6, 2012, to increase the maximum aggregate amount of the revolving credit facility from $155.0 million to $165.0 million and to amend certain of the credit agreement’s definitions and covenants. At any time after December 6, 2012, if the outstanding principal balance of revolving loans under the revolving credit facility of the credit agreement exceeds $50.0 million, $50.0 million of such revolving loans shall convert to an amortizing term loan due and payable in quarterly installments with a final maturity date of December 6, 2015.

At June 30, 2012, we were in compliance with all loan covenants with the exception of the covenant related to minimum adjusted EBITDA for the previous two fiscal quarters. We obtained a waiver from the banks for falling below this minimum adjusted EBITDA threshold, and we are in the process of negotiating additional amendments to certain of the credit agreement’s terms and covenants in order to maintain compliance with the covenants in the credit agreement going forward.

At June 30, 2012, we had $42.5 million outstanding under our term loan, and $126.5 million outstanding under our revolving line of credit.

At June 30, 2012, the weighted average interest rate on our credit facility was 3.7%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At June 30, 2012, almost all of the outstanding balance of our credit facility was based on LIBOR.

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

Over the long term, we plan to continue to develop and evaluate potential acquisitions to expand our product and service offerings and customer base and enter new geographic markets. We would intend to fund these acquisitions with funds generated from operations and borrowings under our credit facility. We may also need to raise money to fund these acquisitions, as we did for the acquisition of Barrett-NDEx in 2008, through the sale of our equity securities or additional debt financing, including takedowns under our $200 million shelf registration statement declared effective by the SEC on January 27, 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of June 30, 2012, we had swap arrangements that convert $75 million of our variable rate term loan into a fixed rate obligation. The aggregate notional amount of our two swap agreements will mature on various dates through December 31, 2014. In addition to this swap, we held a swap agreement with a notional amount of $25 million, which matured on March 31, 2011. We enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of June 30, 2012, we have designated our two interest rate swap agreements for hedge accounting treatment. Accordingly, we record changes in the fair value of these swap agreements in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended. Conversely, we treated the fair value of the swap agreement that terminated on March 31, 2011, and did not qualify for hedge accounting treatment, as a component of interest income (expense) in our statement of operations for the period then ended.

During the first quarter of 2011, we recognized interest income of $0.3 million related to the fair value of the interest rate swap agreement that did not qualify for hedge accounting and terminated on March 31, 2011. We did not hold any interest rate swap agreements that did not qualify for hedge accounting during the six months ended June 30, 2012. At June 30, 2012 and December 31, 2011, we had $1.2 million and $1.3 million (net of tax), respectively, included in other accumulated comprehensive loss related to the fair value of our interest rate swap agreements. At both June 30, 2012, and December 31, 2011, the estimated fair value of our fixed interest rate swaps was a liability of $2.1 million.

If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.2 million (pre-tax) for the three months ended June 30, 2012, and $0.4 million for the six months ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase up to 2 million shares of our common stock at market prices at the discretion of management at any time through December 31, 2013. At June 30, 2012, 1,862,500 shares remained available under the program. No repurchases were made during the second quarter of 2012.

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

Dated: August 1, 2012

By: /s/ JAMES P. DOLAN
James P. Dolan
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 1, 2012

By: /s/ VICKI J. DUNCOMB
Vicki J. Duncomb
Vice President and Chief Financial Officer(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No	Title	Method of Filing
31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Furnished herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith.

101	Interactive Data File	Filed herewith.