Form 10-Q
period 2012-09-30
Dolan Co.
filed 2012-11-02
CIK 1396838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

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

On October 31, 2012, there were 30,982,779 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The Dolan Company

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,586	$752
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,637 and $1,416 as of September 30, 2012, and December 31, 2011, respectively)	66,337	72,117
Unbilled pass-through costs	4,249	4,317
Prepaid expenses and other current assets	4,380	3,976
Income tax receivable	7,961	1,968
Assets held for sale	370	257

Total current assets	98,883	83,387
Accounts receivable, long-term	—	2,500
Investments	11,074	11,901
Property and equipment, net	17,436	19,263
Finite-lived intangible assets, net	166,486	212,950
Goodwill and indefinite-lived intangible assets	151,329	283,039
Deferred income taxes	25,408	—
Other assets	2,456	2,563

Total assets	$473,072	$615,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$15,766	$7,667
Accounts payable	17,784	18,760
Accrued pass-through liabilities	8,940	8,820
Accrued compensation	8,710	5,188
Accrued liabilities	5,570	5,588
Due to sellers of acquired businesses	5,124	20,403
Deferred revenue	14,141	20,290

Total current liabilities	76,035	86,716
Long-term debt, less current portion	174,466	168,724
Deferred income taxes	—	20,739
Due to sellers of acquired businesses	—	12,687
Other liabilities	6,605	7,319

Total liabilities	257,106	296,185

Redeemable noncontrolling interest	5,494	12,726

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,985,090 and 30,576,597 shares as of September 30, 2012, and December 31, 2011, respectively	31	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Other comprehensive loss, net of tax	(1,082)	(1,285)
Additional paid-in capital	303,238	294,476
Retained earnings (accumulated deficit)	(84,946)	13,471

Total The Dolan Company stockholders’ equity	217,241	306,692
Noncontrolling interest	(6,769)	—

Total stockholders’ equity	210,472	306,692

Total liabilities and stockholders’ equity	$473,072	$615,603

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Professional Services	$49,778	$51,383	$134,818	$142,539
Business Information	18,282	18,815	56,552	58,582

Total revenues	68,060	70,198	191,370	201,121

Operating expenses
Direct operating: Professional Services	23,000	23,075	63,943	65,000
Direct operating: Business Information	6,931	7,260	21,383	22,858
Selling, general and administrative	27,218	25,630	78,968	76,323
Amortization	4,607	4,726	14,178	13,185
Depreciation	1,820	1,991	5,634	5,560
Fair value and other adjustments on earnout liabilities	(1,655)	239	(12,127)	219
Impairment of long-lived assets and goodwill	151,614	—	151,614	—

Total operating expenses	213,535	62,921	323,593	183,145
Equity in earnings of affiliates	396	383	1,420	1,572

Operating (loss) income	(145,079)	7,660	(130,803)	19,548

Non-operating income (expense)
Interest expense, net of interest income	(2,195)	(1,744)	(6,252)	(4,717)
Non-cash interest income related to interest rate swaps	—	—	—	286
Other (expense) income	—	(107)	—	287

Total non-operating expense	(2,195)	(1,851)	(6,252)	(4,144)

(Loss) income from continuing operations before income taxes	(147,274)	5,809	(137,055)	15,404
Income tax benefit (expense)	47,031	(2,426)	42,686	(6,226)

(Loss) income from continuing operations	(100,243)	3,383	(94,369)	9,178
Discontinued operations, net of tax	(13,207)	(77)	(13,714)	562

Net (loss) income	(113,450)	3,306	(108,083)	9,740
Less: Net loss (income) attributable to noncontrolling interests	9,946	(217)	9,666	(604)

Net (loss) income attributable to The Dolan Company	$(103,504)	$3,089	$(98,417)	$9,136

Earnings (loss) per share–basic and diluted:
(Loss) income from continuing operations attributable to The Dolan Company	$(2.98)	$0.10	$(2.80)	$0.28

Discontinued operations attributable to The Dolan Company	(0.43)	—	(0.45)	0.02

Net (loss) income attributable to The Dolan Company	(3.41)	0.10	(3.25)	0.30
Decrease in redeemable noncontrolling interest in NDeX	—	0.09	—	0.17

Net (loss) income attributable to The Dolan Company common stockholders	$(3.41)	$0.19	$(3.25)	$0.47

Weighted average shares outstanding-basic	30,327	30,142	30,260	30,126

Weighted average shares outstanding-diluted	30,327	30,208	30,260	30,219

Amounts attributable to The Dolan Company and to The Dolan Company common stockholders:
(Loss) income from continuing operations, net of tax, attributable to The Dolan Company	$(90,297)	$3,166	$(84,703)	$8,574
Discontinued operations, net of tax, attributable to The Dolan Company	(13,207)	(77)	(13,714)	562

Net (loss) income attributable to The Dolan Company	(103,504)	3,089	(98,417)	9,136
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	2,683	—	5,206

Net (loss) income attributable to The Dolan Company common stockholders	$(103,504)	$5,772	$(98,417)	$14,342

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income attributable to The Dolan Company	$(103,504)	$3,089	$(98,417)	$9,136

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap, net of tax	69	(81)	203	(129)

Comprehensive (loss) income attributable to The Dolan Company	$(103,435)	$3,008	$(98,214)	$9,007

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	The Dolan Company Stockholders’ Equity
				Retained
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit)	Loss	Interest	Total
Balance at December 31, 2010	30,511,408	$30	$286,148	$(6,022)	$(1,298)	$—	$278,858

Net income attributable to The Dolan Company	—	—	—	19,493	—	—	19,493
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	—	7,487	—	—	—	7,487
Unrealized gain on interest rate swap, net of tax	—	—	—	—	13	—	13
Issuance of common stock pursuant to the exercise of stock options	4,000	—	9	—	—	—	9
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	198,689	—	3,861	—	—	—	3,861
Repurchase of common stock	(137,500)	—	(1,691)	—	—	—	(1,691)
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	(1,261)	—	—	—	(1,261)
Other	—	—	(77)	—	—	—	(77)

Balance at December 31, 2011	30,576,597	$30	$294,476	$13,471	$(1,285)	$—	$306,692

Net loss attributable to The Dolan Company	—	—	—	(98,417)	—	—	(98,417)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(6,769)	(6,769)
Change in noncontrolling interest in NDeX	—	—	791	—	—	—	791
Unrealized gain on interest rate swap, net of tax	—	—	—	—	203	—	203
Issuance of common stock pursuant to the exercise of stock options	13,500	—	30	—	—	—	30
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	394,993	1	2,840	—	—	—	2,841
Decrease in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	5,101	—	—	—	5,101

Balance at September 30, 2012	30,985,090	$31	$303,238	$(84,946)	$(1,082)	$(6,769)	$210,472

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities
Net (loss) income	$(108,083)	$9,740
Loss (income) from discontinued operations	13,714	(562)

(Loss) income from continuing operations	(94,369)	9,178
Distributions received from The Detroit Legal News Publishing, LLC	2,247	3,500
Distributions paid to holders of noncontrolling interests	—	(566)
Gain on sale of investment	—	(394)
Non-cash operating activities:
Amortization	14,178	13,185
Depreciation	5,634	5,560
Impairment of long-lived assets and goodwill	151,614	—
Equity in earnings of affiliates	(1,420)	(1,572)
Share-based compensation expense	2,833	3,026
Deferred income taxes and income tax receivable	(45,912)	286
Change in value of interest rate swap	—	(286)
Amortization of debt issuance costs	327	280
Non-cash fair value adjustment on earnouts recorded in connection with acquisitions	(11,493)	222
Changes in operating assets and liabilities:
Accounts receivable and unbilled pass-through costs	(5,850)	(2,361)
Prepaid expenses and other current assets	814	3,995
Other assets	93	105
Accounts payable and accrued liabilities	2,744	(5,287)
Deferred revenue and other liabilities	1,204	(1,531)

Cash provided by operating activities - continuing operations	22,644	27,340
Cash used in operating activities - discontinued operations	(1,498)	(3,851)

Net cash provided by operating activities	21,146	23,489

Cash flows from investing activities
Acquisitions and investments	(145)	(67,065)
Capital expenditures	(5,017)	(5,318)
Escrow payment received on sale of investment	—	471

Cash used in investing activities - continuing operations	(5,162)	(71,912)
Cash used in investing activities - discontinued operations	143	(850)

Net cash used in investing activities	(5,019)	(72,762)

Cash flows from financing activities
Net borrowings on senior revolving note	19,300	54,000
Payments on senior long-term debt	(3,750)	(3,750)
Payments on unsecured notes payable	(1,879)	(1,802)
Payments on capital leases	(250)	(231)
Net payments of deferred acquisition costs and earnouts	(14,401)	—
Payments for repurchase of common stock	—	(1,691)
Payments of deferred financing costs	(313)	—

Net cash (used in) provided by financing activities	(1,293)	46,526

Net change in cash and cash equivalents	14,834	(2,747)
Cash and cash equivalents at beginning of the period	752	4,862

Cash and cash equivalents at end of the period	$15,586	$2,115

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

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority ownership interests in American Processing Company, LLC d/b/a NDeX (“NDeX”), DiscoverReady LLC (“DiscoverReady”) and Legislative Information Services of America (“LISA”). The Company accounts for the percentage interests in NDeX, DiscoverReady and LISA that it does not own as noncontrolling interest (“NCI”).

All significant intercompany accounts and transactions have been eliminated in consolidation.

In 2011, the Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment and in 2012, the Company committed to a plan of action to sell its NDeX Florida operations within its Mortgage Default Processing Services segment. Accordingly, the Company has removed from its operating results for the three and nine months ended September 30, 2012 and 2011, the results of these businesses and presented them within discontinued operations. The assets of these operations to be sold, net of related liabilities, are included in assets held for sale. See Note 8 for further information on discontinued operations.

As a result of the carrying value of the redeemable NCI in NDeX becoming less than zero during the quarter ended September 30, 2012, the Company has presented the NDeX NCI within the stockholders’ equity section rather than in temporary equity on the balance sheet.

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

Note 2. Basic and Diluted Income Per Share

Basic per share amounts are computed, generally, by dividing net income attributable to The Dolan Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At September 30, 2012, and December 31, 2011, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 14 for information on stock options and restricted stock) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net (loss) income attributable to The Dolan Company per share (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net (loss) income attributable to The Dolan Company	$(103,504)	$3,089	$(98,417)	$9,136
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	2,683	—	5,206

Net (loss) income attributable to The Dolan Company common stockholders	$(103,504)	$5,772	$(98,417)	$14,342

Basic:
Shares used in the computation of basic net income per share	30,327	30,142	30,260	30,126

Net (loss) income attributable to The Dolan Company common stockholders per share—basic	$(3.41)	$0.19	$(3.25)	$0.47

Diluted:
Shares used in the computation of basic net income per share	30,327	30,142	30,260	30,126
Stock options and restricted stock	—	66	—	93

Shares used in the computation of dilutive net income per share	30,327	30,208	30,260	30,219

Net (loss) income attributable to The Dolan Company common stockholders per share—diluted	$(3.41)	$0.19	$(3.25)	$0.47

For the three and nine months ended September 30, 2012, options to purchase approximately 2.6 million and 2.2 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2011, options to purchase approximately 2.3 million and 1.8 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive.

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

Acquisition of ACT Litigation Services, Inc.: On July 25, 2011, the Company, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT Litigation Services, Inc. (“ACT”), and as such, the results of ACT’s operations are included in the Company’s financial statements from that date forward. The acquisition included certain earnout payments, which management estimates at each reporting date. In the second quarter of 2012, the Company made net payments of $13.7 million related to earnouts. Additionally, the majority of the remaining balance of the earnout payable was converted in the second quarter of 2012 to a note payable, due in March 2013, and is subject to further adjustment based on certain revenue targets for 2012. In the third quarter of 2012, management revised its estimates relating to earnouts and now estimates that there will be no further earnouts paid, resulting in a $1.4 million reduction to the earnout liability. The Company has determined that the earnout liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in fair value and other adjustments on earnout liabilities. See Note 5 for information pertaining to changes in the fair value of this liability during the three and nine months ended September 30, 2012. Additionally, during the second quarter of 2012, management recorded a retrospective adjustment of $2.1 million to reduce goodwill and the initial earnout liability estimate recorded at the acquisition date.

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

	Pro Forma
	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Total revenues	$74,132	$223,325
Net income attributable to The Dolan Company	3,711	11,566
Net income attributable to The Dolan Company per share—basic and diluted	$0.12	$0.38

Actual/Pro forma weighted average shares outstanding:
Basic	30,142	30,126

Diluted	30,208	30,219

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

At September 30, 2012, and December 31, 2011, the Company had $1.1 million and $1.3 million, respectively in other accumulated comprehensive loss related to unrealized losses (net of tax) on the cash flow hedges. Unrealized gains and losses are reflected in net income attributable to The Dolan Company when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

The cash flow hedges were highly effective for the nine months ended September 30, 2012. The Company does not expect to reclassify any amounts from other comprehensive income to net income attributable to The Dolan Company during 2012. The occurrence of these related cash flows and hedged transactions remains probable.

The Company had liabilities of $1.8 million and $2.1 million resulting from interest rate swaps at September 30, 2012, and December 31, 2011, respectively, which are included in other liabilities on the balance sheet. Total floating-rate borrowings not offset by the swap agreements at September 30, 2012, totaled $114.3 million.

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

The fair value of interest rate swaps are determined by the counterparty based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The fair value of the earnout liability recorded in connection with the NDeX Florida operations, the earnout liability recorded in connection with the DataStream acquisition and the earnout liability recorded in connection with the ACT acquisition are determined by management based on projected financial performance and an estimated discount rate. The fair value of the redeemable noncontrolling interest in DiscoverReady is determined by management using a market approach.

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$1,762	$—	$1,762
Redeemable noncontrolling interest in DiscoverReady	—	—	5,494	5,494

Total	$—	$1,762	$5,494	$7,256

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$2,093	$—	$2,093
Earnout liability recorded in connection with the NDeX Florida operations	—	—	2,727	2,727
Earnout liability recorded in connection with the DataStream acquisition	—	—	250	250
Earnout liabilities recorded in connection with the ACT acquisition	—	—	24,563	24,563
Redeemable noncontrolling interest in DiscoverReady	—	—	12,685	12,685

Total	$—	$2,093	$40,225	$42,318

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2012 (in thousands):

	Earnout Liabilities in connection with acquisitions			Redeemable NCI in
	NDeX Florida	DataStream	ACT	DiscoverReady	Total
Balance at June 30, 2012	$2,727	$141	$1,400	$5,423	$9,691
Fair Value Adjustment Included in Net Loss Attributable to The Dolan Company	(2,727)	(141)	(1,400)	—	(4,268)
Minority Partners’ Share of Earnings	—	—	—	574	574
Distributions to Minority Partners /
Fair Value Adjustment Included in Additional Paid-in Capital and Deferred Taxes	—	—	—	(503)	(503)

Balance at September 30, 2012	$—	$—	$—	$5,494	$5,494

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 (in thousands):

	Earnout Liabilities in connection with acquisitions			Redeemable NCI in
	NDeX Florida	DataStream	ACT	DiscoverReady	Total
Balance at December 31, 2011	$2,727	$250	$24,563	$12,685	$40,225
Fair Value Adjustment Included in Net Loss Attributable to The Dolan Company	(2,727)	(551)	(10,942)	—	(14,220)
Net Earnout Payment	—	—	(13,654)	—	(13,654)
Minority Partners’ Share of Earnings	—	—	—	1,235	1,235
Distributions to Minority Partners / Redemptions	—	—	—	(145)	(145)
Fair Value Adjustment Included in Additional Paid-in Capital and Deferred Taxes	—	—	—	(8,281)	(8,281)
Other	—	301	33	—	334

Balance at September 30, 2012	$—	$—	$—	$5,494	$5,494

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

The following table summarizes the adjusted basis on non-financial assets measured at fair value on a non-recurring basis as of September 30, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Long-lived assets held and used (a)	$—	$—	$1,120	$1,120
Long-lived assets held for sale (b)	—	—	150	150
Goodwill (c)	—	—	—	—

	$—	$—	$1,270	$1,270

The following table summarizes the adjusted basis on non-financial assets measured at fair value on a non-recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Long-lived assets held and used (d)	$—	$—	$110	$110
Long-lived assets held for sale (e)	—	—	460	460

	$—	$—	$570	$570

(a)	The Company recorded an impairment charge of $19.9 million, of which $0.3 million was property and equipment and $19.6 million was finite-lived intangible assets, during the third quarter of 2012 related to certain long-lived assets held and used in its Mortgage Default Processing Services segment. This impairment reduced the original carrying value of these assets from $21.0 million to $1.1 million. See Note 7 for additional discussion of this impairment.
(b)	The Company recorded a held-for-sale impairment charge of $13.0 million during the third quarter of 2012 related to its NDeX Florida operations within its Mortgage Default Processing Services segment, reducing the original carrying value of their assets from $13.2 million to $0.2 million. See Note 8 for additional discussion of this impairment recorded within discontinued operations.
(c)	The Company recorded an impairment charge of $131.7 million during the third quarter of 2012 to goodwill in its Mortgage Default Processing Services segment. This impairment reduced goodwill in the Mortgage Default Processing Services segment to a zero carrying value. See Note 7 for additional discussion of this impairment.
(d)	The Company recorded an impairment charge during the fourth quarter of 2011 related to certain long-lived assets held and used in its Business Information segment, reducing the original carrying value of these assets from $1.3 million to $0.1 million.
(e)	The Company recorded a held-for-sale impairment charge during 2011 related to two stand-alone businesses within its Business Information segment, reducing the carrying value of these assets from $1.2 million to $0.5 million. In 2012, the Company completed the sale of these businesses.

Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of its variable-rate debt issues that are not quoted on an exchange, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At September 30, 2012, the fair value of variable-rate debt under the Company’s senior credit facility was $179.4 million.

Note 6. Investments

Investments consisted of the following at September 30, 2012, and December 31, 2011 (in thousands):

	Accounting Method	Percent Ownership	September 30, 2012	December 31, 2011
The Detroit Legal News Publishing, LLC	Equity	35.0%	$10,540	$11,334
Other	Cost	13.0%	534	567

Total			$11,074	$11,901

In the third quarter of 2012, the Company’s ownership in other investments decreased to 13.0% from 19.5%. Because the Company has determined that it no longer has significant influence over this investment’s activities, the Company now accounts for this investment under the cost method.

For the three and nine months ended September 30, 2012, and 2011, the equity (loss) in earnings of affiliates is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
The Detroit Legal News Publishing, LLC	$401	$411	$1,452	$1,627
Other	(5)	(28)	(32)	(55)

Total	$396	$383	$1,420	$1,572

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

The following tables summarize certain key information relating to the Company’s investment in DLNP as of September 30, 2012, and December 31, 2011, and for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	As of September 30,	As of December 31,
	2012	2011
Carrying value of investment	$10,540	$11,334
Underlying finite-lived customer list, net of amortization	4,775	5,906

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Equity in earnings of DLNP, net of amortization of customer list	$401	$411	$1,452	$1,627
Distributions received	784	1,400	2,247	3,500
Amortization expense	377	377	1,131	1,131

Note 7. Long-lived Assets and Goodwill

In the third quarter of 2012, due to the restructuring of NDeX’s Florida operations as discussed in Note 8 below, as well as the current depressed operating results of the Mortgage Default Processing Services segment, the Company performed impairment tests on NDeX’s asset groups’ long-lived assets and goodwill. The operations in each state were determined to be separate asset groups. As a result, the Company recorded a total of $151.6 million in non-cash impairment charges in the quarter to reduce the carrying value of these assets, of which $0.3 million was property and equipment, $19.6 million was finite-lived intangible assets (specifically long-term service contracts), and $131.7 million was goodwill. These impairment charges are exclusive of the impairment charges recorded in the NDeX Florida operations in discontinued operations (discussed in Note 8 below). Of the $151.6 million impairment charge reflected in continuing operations, an income tax benefit of $49.1 million was recorded resulting in an after-tax impairment charge of $102.5 million.

As part of the long-lived asset impairment test on property and equipment and finite-lived intangible assets, recoverability of NDeX’s long-lived assets was evaluated and this process indicated that the carrying values of certain of the asset groups were not recoverable, as the expected undiscounted future cash flows to be generated by them were less than their carrying values. The related impairment loss was measured based on the amount by which the asset group carrying value exceeded its fair value. Asset groups’ fair values were determined using a combination of discounted cash flows and market approach. During the quarter, the Company revised the remaining estimated useful lives of intangible assets in connection with the impairment recorded on these assets.

As part of the goodwill impairment test, the fair value of the reporting unit was determined using a combination of discounted cash flows and market approach. An impairment on the Mortgage Default Processing Services segment was indicated. The Company then undertook the next steps in the impairment testing process by determining the fair value of assets and liabilities for the reporting unit. The implied fair value of goodwill for the reporting unit indicated that the entire carrying value of goodwill was impaired.

Goodwill and Indefinite-Lived Intangible Assets: Indefinite-lived intangible assets consist of trademarks and domain names that the Company has determined have an indefinite life and therefore will not be amortized. The Company reviews indefinite-lived intangible assets and goodwill for impairment annually in the fourth quarter or whenever an indicator is identified which suggests an impairment may be present. As discussed above, the Company recorded an impairment charge of $131.7 million on its goodwill in its Mortgage Default Processing Services Segment as shown in the table below, resulting in no remaining goodwill in this segment.

The following table represents the balances of goodwill and indefinite-lived intangible assets (in thousands):

	Mortgage Default Processing Services	Litigation Support Services	Business Information	Total
Goodwill as of December 31, 2010	$131,710	$23,651	$61,832	$217,193
Acquisition of ACT Litigation Services	—	56,621	—	56,621
Acquisition of DataStream	—	—	1,011	1,011

Goodwill as of December 31, 2011	131,710	80,272	62,843	274,825
Total indefinite-lived intangible assets as of December 31, 2011	6,537	—	1,677	8,214

Total goodwill and indefinite-lived intangible assets as of December 31, 2011	$138,247	$80,272	$64,520	$283,039

Goodwill as of December 31, 2011	$131,710	$80,272	$62,843	$274,825
Impairment	(131,710)	—	—	(131,710)

Goodwill as of September 30, 2012	—	80,272	62,843	143,115
Total indefinite-lived intangible assets as of September 30, 2012	6,537	—	1,677	8,214

Total goodwill and indefinite-lived intangible assets as of September 30, 2012	$6,537	$80,272	$64,520	$151,329

Finite-Lived Intangible Assets: As discussed above, the Company recorded impairment charges of $19.6 million on certain NDeX long-term service contracts in the third quarter of 2012. Additionally, as discussed in Note 8 below, the Company recorded an impairment charge on finite-lived intangible assets related to its NDeX Florida operations. The following table summarizes the components of finite-lived intangible assets as of September 30, 2012 and December 31, 2011 (in thousands except amortization periods):

		As of September 30, 2012			As of December 31, 2011
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Mastheads	30	$11,045	$(3,109)	$7,936	$11,045	$(2,833)	$8,212
Customer lists/relationships	2-15	126,000	(44,013)	81,987	127,276	(36,660)	90,616
Noncompete agreements	4-5	5,302	(4,624)	678	5,302	(4,114)	1,188
Long-term service contracts	15-25	91,841	(26,656)	65,185	135,146	(33,927)	101,219
Trademark/domain names	10	1,651	(480)	1,171	1,651	(356)	1,295
Trade names	15	6,969	(1,658)	5,311	6,969	(1,036)	5,933
Technology	5-20	4,875	(657)	4,218	4,875	(388)	4,487

Total finite-lived intangibles		$247,683	$(81,197)	$166,486	$292,264	$(79,314)	$212,950

Total amortization expense for finite-lived intangible assets for the three months ended September 30, 2012 and 2011, was approximately $4.6 million and $4.7 million, respectively, and for the nine months ended September 30, 2012, and 2011, was approximately $14.2 million and $13.2 million, respectively. As discussed above, the Company recorded impairment charges of $19.6 million on certain NDeX long-term service contracts in the third quarter of 2012.

Note 8. Assets Held for Sale and Discontinued Operations

During the third quarter of 2012, the Company committed to a plan of action to sell its NDeX Florida operations, a stand-alone business within the Mortgage Default Processing Services segment. During the fourth quarter of 2012, the Company sold assets of the NDeX Florida operations and terminated the services agreements with Albertelli as further discussed in Note 16. The Company has classified the net assets and liabilities of these operations as assets held for sale as of September 30, 2012, and reported the results of the business in discontinued operations. As a result of the termination of the services agreement, the Company recorded a held-for-sale impairment charge of $13.0 million on long-lived assets related to its NDeX Florida operations, of which $0.8 million was property and equipment and $12.2 million was finite-lived intangible assets (specifically, long-term service contracts). In addition, due to the uncertainty of collection of amounts due from NDeX Florida’s former law firm customer, the Company recorded a charge to bad debt expense for $10.0 million. Thus, the total one-time expense related to NDeX Florida in the third quarter of 2012 was $23.0 million (before taxes), which is presented within discontinued operations in the Company’s statement of operations. Slightly offsetting these impairment charges included in discontinued operations is the reversal of the earnout liability in the amount of $2.7 million, as such amount will not be paid.

During the fourth quarter of 2011, the Company committed to sell two of its smallest-market stand-alone businesses within the Business Information segment, The Mississippi Business Journal and The Colorado Springs Business Journal. The businesses’ operations and cash flows have been eliminated from ongoing operations as a result of the sales of these businesses in 2012, and the Company will not have significant continuing involvement in the operations after the sales. The Company classified the net assets and liabilities of these operations as assets held for sale as of December 31, 2011, and reported the results of the operations, along with a de minimus pretax net loss on the sales of these businesses, in discontinued operations.

The assets and liabilities of these businesses and operations classified as assets held for sale as of September 30, 2012, and December 31, 2011 are summarized as follows (in thousands):

	September 30,	December 31,
	2012	2011
Accounts receivable	$220	$—
Property and Equipment	150	68
Intangibles	—	513

Total assets held for sale	370	581
Current liabilities	—	265
Noncurrent liabilities	—	59

Total liabilities held for sale	—	324

Total net assets held for sale	$370	$257

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total Revenue	$3,083	$5,096	$11,838	$16,160

Discontinued operations before income taxes	$(21,473)	$55	$(22,094)	$973
Income tax (benefit) expense	(8,266)	132	(8,380)	411

Discontinued operations, net of tax benefit	$(13,207)	$(77)	$(13,714)	$562

Note 9. Long-Term Debt, Capital Lease Obligation

A summary of long-term debt is as follows (in thousands):

	September 30,	December 31,
	2012	2011
Senior secured debt (see below):
Senior variable-rate term note	$141,250	$45,000
Senior variable-rate revolving note	48,000	128,700

Total senior secured debt	189,250	173,700
Unsecured notes payable	591	2,470
Capital lease obligations	391	221

	190,232	176,391
Less current portion	15,766	7,667

Long-term debt, less current portion	$174,466	$168,724

Senior Secured Debt: The Company and its consolidated subsidiaries have a credit agreement with a syndicate of banks for a $215.0 million senior secured credit facility comprised of a term loan facility with an outstanding balance of $141.3 million at September 30, 2012, due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $65.0 million (of which $48.0 million was drawn at September 30, 2012), with a final maturity date of December 6, 2015. In the first quarter of 2012, the Company entered into a second amendment to the credit agreement for the Company’s senior secured credit facility that increased the maximum aggregate amount of the revolving credit facility by $10.0 million and amended certain of the credit agreement’s definitions and covenants. The Company paid fees of approximately $0.3 million in connection with the second amendment. On October 5, 2012, the Company entered into a third amendment, the terms of which are described in Note 16 below. The Company paid fees of approximately $0.9 million in connection with the third amendment.

At September 30, 2012, the Company expected to fall below certain of its loan covenants. However, the October 2012 third amendment changed the covenants as of the prior quarter, and the Company is in compliance with the new covenants as of September 30, 2012. Additionally, the amendment waived any technical non-compliance as of September 30, 2012. The amounts shown in the table above reflect the terms of the third amendment, specifically the conversion of $100 million from the revolving credit facility to a term loan, as well as the current portion associated with this conversion.

Note 10. Common Stock

The Company’s stock buy-back plan permits the Company to repurchase up to two million shares of issued and outstanding common stock at prevailing market prices or negotiated prices at any time through December 31, 2013. The number of shares and the timing of the purchases will be determined at the discretion of management. No shares were repurchased during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, the Company repurchased 137,500 shares under this plan at an average price of $12.27 per share, for a total expenditure of $1.7 million.

Note 11. Income Taxes

For the nine months ended September 30, 2012, the Company recorded an income tax benefit of $42.7 million, or 31.1% of loss from continuing operations before income taxes. The Company’s tax rate for 2012 differs from the federal statutory rate of 35% primarily due to non-deductible discrete items, primarily associated with the impairment charge on long-lived assets and goodwill in the Company’s Mortgage Default Processing Services segment. For the nine months ended September 30, 2011, the Company recorded income tax expense of $6.2 million, or 40.4% of income from continuing operations before income taxes. The company’s tax rate for 2011 differs from the federal statutory rate of 35% due to state income tax expense, the impact of noncontrolling interests and discrete items recorded during the period associated with stock-based compensation. The provision for income taxes during interim quarterly reporting periods is based on the Company’s estimates of the effective tax rates for the respective full fiscal year.

The impairment of long-lived assets and goodwill recorded in the third quarter of 2012, resulted in the Company moving from a net deferred tax liability to a net deferred tax asset position. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. During the quarter, the Company recorded a $1.4 million valuation allowance against a portion of its state net operating losses. In making the determination that no further valuation allowance against the Company’s deferred tax assets was warranted, the Company considered its most recent 12 quarters of earnings history, excluding the discrete impairment charge in the third quarter of 2012, as well as the Company’s projections of future taxable income.

Note 12. Major Customers, Related Parties and Concentration of Credit Risk

Following the October 10, 2012, restructuring of NDeX Florida, NDeX has six law firm customers and, of those customers, Trott & Trott and the Barrett law firm (both related parties) together comprised 27.1% and 30.9% of the Company’s total revenues for the three and nine months ended September 30, 2012, respectively.

Amounts due from NDeX’s six law firm customers totaled $26.6 million, or 39.9%, of the Company’s consolidated net accounts receivable balance at September 30, 2012. This includes both billed and unbilled amounts.

NDeX has entered into long-term services agreements with its law firm customers, including Trott & Trott and the Barrett law firm, that provide for the exclusive referral of mortgage default and other files for processing. These services agreements also contemplate the review and possible revision of the fees, on an annual basis, for the services NDeX provides.

In the third quarter of 2012, due to uncertainty of collection, the Company recorded bad debt expense of $10.0 million on the amounts due from its former NDeX Florida law firm customer, which amount is included in discontinued operations. See Notes 8 and 16 for additional information.

Note 13. Reportable Segments

The Company has two operating divisions: Professional Services and Business Information, and three reportable segments: (1) Mortgage Default Processing Services; (2) Litigation Support Services; and (3) Business Information. The Mortgage Default Processing Services and Litigation Support Services segments are part of the Professional Services Division as these segments provide professional services supporting, primarily, attorneys and/or their clients. The Business Information segment is part of the Business Information Division. The Mortgage Default Processing Services segment generates revenue from NDeX, which provides mortgage default processing and related services to its customers. The Litigation Support Services segment generates revenue by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. Both of these operating segments generate revenues through fee-based arrangements. The Business Information segment provides products, data and certain services through subscription-based products and a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information segment also operates specialized information services covering legislative and regulatory activities and provides transcription, media monitoring and translation services. The Business Information segment generates revenues primarily from display and classified advertising (which includes events), public notices, and subscriptions and other. The Company determined its reportable segments based on the types of products sold and services performed.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total
Three Months Ended September 30, 2012
Revenues	$22,828	$26,950	$18,282	$—	$68,060
Direct operating expenses	(12,766)	(10,234)	(6,931)	—	(29,931)
Selling, general and administrative expenses	(8,349)	(7,890)	(8,119)	(2,860)	(27,218)
Amortization	(2,149)	(1,483)	(975)	—	(4,607)
Depreciation	(539)	(700)	(432)	(149)	(1,820)
Fair value and other adjustments on earnout liabilities	—	1,514	141	—	1,655
Impairment of long-lived assets and goodwill	(151,614)	—	—	—	(151,614)
Equity in earnings of affiliates	—	—	396	—	396

Operating income (loss)	$(152,589)	$8,157	$2,362	$(3,009)	$(145,079)

Three Months Ended September 30, 2011
Revenues	$27,139	$24,244	$18,815	$—	$70,198
Direct operating expenses	(13,689)	(9,386)	(7,260)	—	(30,335)
Selling, general and administrative expenses	(8,558)	(7,196)	(8,373)	(1,503)	(25,630)
Amortization	(2,333)	(1,370)	(1,023)	—	(4,726)
Depreciation	(732)	(631)	(458)	(170)	(1,991)
Fair value and other adjustments on earnout liabilities	—	(209)	(30)	—	(239)
Equity in earnings of affiliates	—	—	383	—	383

Operating income (loss)	$1,827	$5,452	$2,054	$(1,673)	$7,660

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total
Nine Months Ended September 30, 2012
Revenues	$73,253	$61,565	$56,552	$—	$191,370
Direct operating expenses	(38,683)	(25,260)	(21,383)	—	(85,326)
Selling, general and administrative expenses	(24,981)	(22,520)	(25,148)	(6,319)	(78,968)
Amortization	(6,781)	(4,449)	(2,948)	—	(14,178)
Depreciation	(1,796)	(2,080)	(1,289)	(469)	(5,634)
Fair value and other adjustments on earnout liabilities	—	11,576	551	—	12,127
Impairment of long-lived assets and goodwill	(151,614)	—	—	—	(151,614)
Equity in earnings of affiliates	—	—	1,420	—	1,420

Operating income (loss)	$(150,602)	$18,832	$7,755	$(6,788)	$(130,803)

Nine Months Ended September 30, 2011
Revenues	$88,466	$54,073	$58,582	$—	$201,121
Direct operating expenses	(43,436)	(21,564)	(22,858)	—	(87,858)
Selling, general and administrative expenses	(26,799)	(16,838)	(26,884)	(5,802)	(76,323)
Amortization	(7,000)	(2,799)	(3,386)	—	(13,185)
Depreciation	(2,520)	(1,144)	(1,386)	(510)	(5,560)
Fair value and other adjustments on earnout liabilities	—	(209)	(10)	—	(219)
Equity in earnings of affiliates	—	—	1,572	—	1,572

Operating income (loss)	$8,711	$11,519	$5,630	$(6,312)	$19,548

Note 14. Share-Based Compensation

The Company has reserved 4.8 million shares of its common stock for issuance under its incentive compensation plan, of which there were 1.0 million shares available for issuance as of September 30, 2012. Total share-based compensation expense related to stock options and restricted stock for the three months ended September 30, 2012 and 2011, was $0.9 million and $1.0 million, respectively, and for the nine months ended September 30, 2012 and 2011, was $2.8 million and $3.0 million, respectively.

Stock Options: Share-based compensation expense related to stock options for the three months ended September 30, 2012 and 2011, was $0.4 million and $0.6 million, respectively, and for the nine months ended September 30, 2012 and 2011, was $1.4 million and $1.7 million, respectively.

The following assumptions were used to estimate the fair value of stock options granted in 2012:

Dividend Yield	0.0%
Expected volatility	50.0%
Risk free interest rate	0.61 - 0.75%
Expected term of options	4.5 years
Weighted average grant date fair value	$1.97 - 3.12

The following table represents stock option activity for the nine months ended September 30, 2012:

				Weighted
		Weighted	Weighted	Average
		Average Grant	Average	Remaining
	Number	Date Fair	Exercise	Contractual
	of Shares	Value	Price	Life (in years)
Outstanding options at December 31, 2011	2,323,091	$4.79	$12.93	4.30
Granted	350,758	2.55	6.15	—
Exercised	(13,500)	1.35	2.22	—
Canceled or forfeited	(40,407)	4.45	11.06	—

Outstanding options at September 30, 2012	2,619,942	$4.51	$12.10	3.94

Options exercisable at September 30, 2012	1,665,168	$4.78	$13.63	2.98

At September 30, 2012, the aggregate intrinsic value of options outstanding and options exercisable were both $0.2 million. At September 30, 2012, there was $2.9 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Grants: Share-based compensation expense related to grants of restricted stock for the three months ended September 30, 2012 and 2011, was $0.5 million and $0.4 million, respectively, and was $1.5 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

The following table represents a summary of nonvested restricted stock activity for the nine months ended September 30, 2012:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested, December 31, 2011	402,148	$11.40
Granted	405,428	6.14
Vested	(139,397)	11.40
Canceled or forfeited	(10,435)	9.55

Nonvested, September 30, 2012	657,744	$8.19

Total unrecognized compensation expense for unvested restricted shares of common stock as of September 30, 2012, was $4.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

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

Note 16. Subsequent Events

On October 5, 2012, the Company entered into a third amendment (the “Amendment”) to its Third Amended and Restated Credit Agreement (“Credit Agreement”). Among other changes, the Amendment relaxes the financial covenant ratios applicable to the Company, permits the issuance of up to $75 million of subordinated or convertible debt, accelerates and increases the conversion of a portion of the revolving credit facility to a term loan such that $100 million converted on October 5, 2012 (whereas $50 million had been scheduled to convert in December 2012), adds a provision requiring the Company, commencing at the end of the 2013 fiscal year, to prepay the term loans in an amount equal to 50% of Excess Cash Flow (as defined in the Amendment) if the Company’s Total Cash Flow Leverage Ratio (as defined in the Credit Agreement) is 3 to 1 or higher, and reduces the amount the Company may expend to acquire other businesses. The Amendment also adds three new pricing levels that correspond to the higher levels of the Total Cash Flow Leverage Ratio permitted by the Amendment. The Company paid fees of approximately $0.9 million in connection with this Amendment.

On October 10, 2012, the Company entered into a Master Settlement Agreement with James E Albertelli, P.A. to terminate its services agreement for its NDeX Florida operations. Under the services agreement, NDeX had provided Albertelli with certain non-legal services related to processing foreclosures of residential real estate in Florida (the “Services”). Pursuant to the Master Settlement Agreement, NDeX has sold to Albertelli certain assets NDeX used to deliver the Services, and Albertelli agreed to offer employment to approximately 150 employees of NDeX who had been engaged in providing the Services. The Master Settlement Agreement also provides a payment plan for amounts owed to NDeX by Albertelli, provides for the resignation of James E. Albertelli from his position with NDeX, includes a long-term license by Albertelli of NDeX’s Veritas processing software, and terminates the services agreement with The Albertelli Firm, P.C., pursuant to which NDeX had provided certain non-legal foreclosure processing services related to residential real estate located in Georgia. The Company will not have significant continuing involvement after October 10, 2012. See Note 8 for additional information on impairment charges recorded as a result of the termination of the services agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recommend that you read the following discussion and analysis in conjunction with our unaudited condensed consolidated interim financial statements and the related notes included in this report.

In this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to The Dolan Company and its consolidated subsidiaries. When we refer to “National Default Exchange” or “NDeX” in this report, we mean all of our mortgage default processing operations in Michigan, Indiana and Minnesota and at Barrett-NDEx. When we refer to “Barrett-NDEx” in this report, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets that NDeX acquired on September 2, 2008. The term “Barrett law firm” refers to Barrett Daffin Frappier Turner & Engel, LLP and its two law firm affiliates.

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

Overview

We are a leading provider of necessary professional services and business information to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating divisions: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two reporting segments: mortgage default processing services and litigation support services. Through our subsidiary, NDeX, we provide mortgage default processing services to six law firm customers located in California, Indiana, Michigan, Minnesota, and Texas, as well as directly to mortgage lenders and loan servicers on residential real estate located in California. Our subsidiaries DiscoverReady and Counsel Press comprise our litigation support services reporting segment. DiscoverReady provides outsourced discovery management and document review services to major United States and global companies and their counsel. Counsel Press provides appellate services to law firms and attorneys nationwide. Our Business Information Division publishes business journals, court and commercial media and other highly focused information products and services, operates web sites and produces events for targeted professional audiences in about 20 geographic markets across the United States. Our information is delivered through a variety of methods, including approximately 100 print publications and 100 web sites. Through subscription-based offerings, our Business Information Division also offers transcription services and access to our legislative databases which provide federal and state legislative and regulatory information.

Our total revenues decreased $2.1 million, or 3.0%, from $70.2 million for the three months ended September 30, 2011, to $68.1 million for the three months ended September 30, 2012, primarily as a result of a $4.3 million decrease in our mortgage default processing services revenues offset by a $2.7 million increase in our discovery services revenues. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of new foreclosure files received for processing, as discussed below. The increase in discovery services revenues was driven by an increase in review work and technology services from both new and existing customers, along with an increase in revenues as a result of the ACT acquisition in July 2011. Income from continuing operations decreased from $3.4 million for the three months ended September 30, 2011, to a loss of $100.2 million for the current quarter. This decrease was primarily the result of the $151.6 million impairment charge on assets in mortgage default processing services discussed below.

Recent Developments

Discontinued Operations / Assets Held for Sale

In the third quarter of 2012, management committed to a plan of action to sell our NDeX Florida operations, a stand-alone business within the mortgage default processing services reporting unit. On October 10, 2012, we entered into a Master Settlement Agreement with James E Albertelli, P.A to terminate our service agreement for our NDeX Florida operations. Under the Services Agreement, NDeX had provided Albertelli with certain non-legal services related to processing foreclosures of residential real estate in Florida (the “Services”). Pursuant to the Master Settlement Agreement, NDeX has sold to Albertelli certain assets NDeX used to deliver the Services, and Albertelli agreed to offer employment to approximately 150 employees of NDeX who had been engaged in providing the Services. The Master Settlement Agreement also provides a payment plan for amounts owed to NDeX by Albertelli, provides for the resignation of James E. Albertelli from his position with NDeX, includes a long-term license by Albertelli of NDeX’s Veritas processing software, and terminates the services agreement with The Albertelli Firm, P.C., pursuant to which NDeX had provided certain non-legal foreclosure processing services related to residential real estate located in Georgia.

As a result of the termination of the services agreement described above, NDeX Florida’s operations and cash flows have been eliminated from ongoing operations, and we will not have significant continuing involvement in the operations. As such, we have classified the net assets and liabilities of these operations as assets held for sale and reported the results of the business in discontinued operations. As a result of the termination of the services agreement, we recorded a held-for-sale impairment charge of $13.0 million in long-lived assets related to our NDeX Florida operations, of which $0.8 million was property and equipment and $12.2 million was finite-lived intangible assets (specifically, long-term service contracts). In addition, due to uncertainty of collection of amounts due from NDeX Florida’s former law firm customer, we recorded a charge to bad debt expense for $10.0 million. Thus, the total one-time expense related to NDeX Florida in the third quarter of 2012 was $23.0 million (before taxes), which is presented within discontinued operations in our statement of operations. Slightly offsetting these impairment charges included in discontinued operations is the reversal of the earnout liability in the amount of $2.7 million, as such amount will not be paid.

In the fourth quarter of 2011, management committed to a plan of action to sell two of our smallest-market operating units within the Business Information Division, The Colorado Springs Business Journal and The Mississippi Business Journal. We classified the results of these operations (net of tax benefit), including a de minimus pretax net loss on the sale of these businesses, as discontinued operations. The assets of these operations to be sold, net of related liabilities, were included in assets held for sale at December 31, 2011. Both businesses were sold in 2012.

Impairment of Long-Lived Assets and Goodwill

In the third quarter of 2012, due to the restructuring of NDeX’s Florida operations as discussed above, as well as the current depressed operating results of the Mortgage Default Processing Services segment, we performed impairment tests on NDeX’s long-lived assets and goodwill. As a result, we recorded a total of $151.6 million in non-cash impairment charges in the quarter to reduce the carrying value of these assets, of which $0.3 million was property and equipment, $19.6 million was finite-lived intangible assets (specifically long-term service contracts), and $131.7 million was goodwill. These impairment charges are exclusive of the impairment charges recorded in the NDeX Florida operations in discontinued operations discussed above.

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

During the past two years, the mortgage foreclosure industry has experienced heightened scrutiny by various government agencies and individuals, leading to voluntary slowing of foreclosure referrals by servicers and lenders as they reviewed systems and provided information requested by the government, many audits of our processes, and newly mandated procedures. In the federal sector, 14 major mortgage servicers signed consent orders with the Board of Governors of The Federal Reserve System and the Office of the Comptroller of the Currency (“OCC”) in April 2011, agreeing to submit action plans detailing how they will comply with new requirements for servicing defaulted loans. The OCC consent agreements required improvements to certain internal processes and enhanced controls related to third-party vendors that provide services related to residential default or foreclosure, including the law firm customers of NDeX. In June 2011, the OCC issued guidance clarifying that, in addition to these 14 major mortgage servicers, all mortgage servicers under OCC supervision must ensure compliance with foreclosure laws, conduct foreclosures in a safe and sound manner, and establish responsible business practices that provide accountability and appropriate treatment of borrowers. This OCC bulletin provided additional expectations regarding governance of foreclosure process to include adequate staffing and training, dual-track processing, management of affidavit and notary practices, documentation, oversight of third-party service providers, and adherence to all laws and regulations related to mortgage foreclosure. The OCC required servicers to complete revisions in foreclosure processing to the satisfaction of the Federal Reserve and the OCC and to reorganize their related foreclosure operations to follow the amended procedures. In addition, all national banks were required by the end of September 2011 to conduct a self-assessment of foreclosure management practices and to correct any weaknesses identified.

At the state level, in April 2012, the U.S. District Court for the District of Columbia approved the settlement among the attorneys general of 49 states and the District of Columbia and the nation’s five largest mortgage lenders. That settlement applies to privately held mortgages issued between 2008 and 2011, not those held by government-controlled Fannie Mae or Freddie Mac. Under the settlement, the lenders committed $17 billion toward reducing the principal that certain homeowners owe on their mortgages. The lenders also committed another $3.7 billion toward refinancing mortgages for borrowers who are current on their payments, and the lenders agreed to pay an additional $5 billion in fines to the states and federal government. The lone attorney general not a part of this nationwide settlement was from Oklahoma, and he reached a $18.6 million settlement with the five lenders in February 2012.

The National Servicing Standards are the combination of requirements under the OCC consent orders and the AG settlement. Hundreds of requirements of the National Servicing Standards included compliance deadlines of October 1, 2012. These compliance deadlines resulted in reduced file referral volumes around the end of the third quarter as the various servicers changed their systems and processes to become in compliance with the new requirements.

The Consumer Financial Protection Bureau (“CFPB”) outlined its approach in July 2011 to supervising large depository institutions to ensure compliance with federal consumer protection laws. This supervisory process applies to the 111 depository institutions with total assets of more than $10 billion. The CFPB then issued Supervision and Examination guidance for all lenders, covering how the CFPB will examine lenders’ and servicers’ processes. In October 2011, the CFPB outlined its initial approach to supervising mortgage servicers to ensure they comply with federal consumer financial protection laws. It said it will focus initially on loans in default where consumers are struggling to make payments. CFPB examiners are looking to ensure that information provided to consumers about loan modifications and foreclosures is timely and transparent.

Given the OCC deadlines for reports and compliance, including the October 1, 2012, National Servicing Standards deadlines, and given the CFPB’s requirements, the attorneys general efforts and settlement, and the generally heightened scrutiny that residential mortgage foreclosure servicers experienced in the past two years, servicers have continued to react to this scrutiny by reviewing, verifying and changing their policies and procedures, applying more steps, checks, and reviews to pending foreclosures, and releasing into foreclosure only those cases that have been carefully reviewed and are in compliance with all new requirements. Many servicers also reacted to this environment of increased scrutiny by requesting additional information and process verification from law firms and other third-party vendors. These servicer actions have continued to reduce the margins on our services and the number of mortgage defaults being referred to begin foreclosure. We believe that servicers will continue to exercise an abundance of caution, examining each default referral in extreme detail, continuing the slow pace of referrals. Until new foreclosure procedures are made uniform and final, such new procedures cannot become automated as part of our proprietary workflow process management systems. We believe that the reduced level of foreclosure referrals is likely to continue until final procedures are in place, and that once final procedures are in place that different lenders will refer remaining foreclosures out with varying rates and timing.

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

Recent Acquisitions

We have grown significantly since our predecessor company commenced operations in 1992, in large part due to acquisitions, such as the ACT acquisition in 2011:

Acquisition of ACT Litigation Services, Inc.

On July 25, 2011, we, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT for (i) an upfront payment of approximately $60.0 million in cash that was paid in full at closing, plus (ii) up to $5.0 million in potential additional purchase price that will be held back for a period of 20 months (subject to partial early release) to secure certain obligations of ACT and its shareholders, plus (iii) an earnout payment based primarily upon the extent to which an agreed-upon multiple of ACT’s pro forma EBITDA for the year ended December 31, 2011, exceeds the base purchase price of $65.0 million, plus (iv) two additional earnout payments of up to a maximum of $15.0 million in the aggregate that are contingent upon reaching certain revenue milestones for the years ended December 31, 2012 and 2013. All of the earnout payments are subject to certain set-off rights under the purchase agreement. In the second quarter of 2012, net earnouts of $13.7 million were paid. Additionally, the majority of the remaining balance of the earnout payable was converted in the second quarter of 2012 to a note payable, due in March 2013, and is subject to further adjustment based on the achievement of certain revenue targets for 2012. In the third quarter of 2012, management revised its estimates relating to earnouts and now estimates that there will be no further earnouts paid, resulting in a $1.4 million reduction to the earnout liability. Such amount was recorded within operations in fair value and other adjustments on earnout liabilities. Additionally, during the second quarter, management recorded a retrospective adjustment of $2.1 million to reduce goodwill and the initial earnout liability estimate recorded at the acquisition date.

ACT specializes in providing technology and process solutions to clients with electronic discovery needs. It also provides hosting and review services. The acquired operations of ACT have been combined with DiscoverReady and are part of our Litigation Support Services segment within our Professional Services Division.

Revenues

We derive revenues from two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the three and nine months ended September 30, 2012, our total revenues were $68.1 million and $191.4 million, respectively, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:

•	73% and 70%, respectively, from our Professional Services Division (34% and 38%, respectively, from mortgage default processing services and 40% and 32%, respectively, from litigation support services); and

•	27% and 30%, respectively, from our Business Information Division.

Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing, outsourced discovery management and document review, and appellate services through fee-based arrangements. We further break down our Professional Services Division into two reportable segments, mortgage default processing services and litigation support services.

Mortgage Default Processing Services. Through NDeX, we assist six law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, other mortgage default case files for residential mortgages that are in default. We also provide foreclosure processing services directly to mortgage lenders and loan servicers for properties located in California. In addition, NDeX provides loss mitigation support on mortgage default files to its customers and related real estate title work primarily to the Barrett law firms. We refer to revenues that NDeX derives from these sources collectively as “mortgage default processing service revenues.” Shareholders and/or principal attorneys of our law firm customers, including David A. Trott, are executive management employees of NDeX.

For the three and nine months ended September 30, 2012, we received for processing approximately 51,000 and 168,400 mortgage default case files, respectively. Our mortgage default processing service revenues accounted for 34% of our total revenues and 46% of our Professional Services Division revenues for the three months ended September 30, 2012, and 38% of our total revenue and 54% of our Professional Services Division revenues for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, the Barrett law firm and Trott & Trott law firm each accounted for more than 10% of our mortgage default processing services revenues, and together accounted for more than three-quarters of these revenues. We recognize mortgage default processing service revenues on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make estimates. For more information regarding how we recognize revenue, please see “Critical Accounting Policies and Estimates – Revenue Recognition” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012.

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

In the fourth quarter of 2012, as a result of increased work and added steps required to process foreclosure files, we successfully negotiated with the majority of our law firm customers to increase the fee per file we receive on new foreclosure files received for processing. Such fee increases are effective for all new foreclosure files received for processing after October 1, 2012.

Deferred revenue includes mortgage default processing services billed in advance that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At September 30, 2012, we had such deferred revenue on our balance sheet in the amount of $6.3 million.

Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the three and nine months ended September 30, 2012, our litigation support services revenues accounted for 40% and 32%, respectively, of our total revenues and 54% and 46%, respectively, of our Professional Services Division revenues.

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

We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court. In most cases, DiscoverReady bills its customers each month for the services provided. DiscoverReady’s services consist of multiple element deliverables, and as such, revenue is assigned to each deliverable service and recognized as those services are performed. In situations where we bill our customers in advance of services performed, revenue is deferred until the month it is earned. At September 30, 2012, we recorded an aggregate $0.8 million as deferred revenues related to litigation support services on our balance sheet. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critcal Accounting Policies and Estimates – Revenue Recognition in our annual report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012, for more information about how we recognize revenue on DiscoverReady’s multiple element arrangements.

Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 8% of our total revenues and 28% of our Business Information Division revenues for both the three and nine months ended September 30, 2012, respectively. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.

We publish more than 300 different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other business entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 12% and 13% of our total revenues for the three and nine months ended September 30, 2012, respectively, and 45% and 44% of our Business Information Division revenues for the three and nine months ended September 30, 2012, respectively. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which can be affected by the number of residential mortgage foreclosures in the markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In many of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

We sell our business information products primarily through subscriptions, including our DataStream and Federal News products, which are both part of our public affairs intelligence group. Our subscription and other revenues, which consist primarily of subscriptions, single-copy sales, transcriptions and access to state and federal legislative and regulatory information, accounted for 7% and 8% of our total revenues for the three and nine months ended September 30, 2012, respectively, and 27% and 28% of our Business Information Division revenues for the three and nine months ended September 30, 2012, respectively. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At September 30, 2012, we had such deferred revenue on our balance sheet in the amount of $7.1 million. Subscription and other revenues are driven primarily by the number of copies sold and the subscription rates charged to customers.

Operating Expenses

Our operating expenses consist of the following:

•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for the operational staff at NDeX, DiscoverReady, and Counsel Press and our editorial personnel in our Business Information Division, production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and delivery of our business information products, and packaging and data service fees in connection with our California foreclosure files;

•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing-related expenses and other office-related payments;

•	Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from two to thirty years;

•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from one to thirty years;

•	Fair value and other adjustments on earnout liabilities, which consists primarily of non-cash adjustments to estimates of earnouts to be paid to sellers of businesses we acquire, based on management’s estimated fair value of the earnout liability at each reporting date; and

•	Impairment of long-lived assets and goodwill, which consists of non-cash impairment charges to long-lived assets and goodwill.

Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may continue to shift between fiscal periods.

Equity in Earnings of Affiliates

We own 35.0% of the membership interests in DLNP, the publisher of The Detroit Legal News and 10 other publications. We account for our investment in DLNP using the equity method. For the three and nine months ended September 30, 2012, our share of DLNP’s earnings was $0.4 million and $1.5 million, respectively. This is net of amortization of $0.4 million and $1.1 million, respectively. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flows Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.

Noncontrolling Interest

Noncontrolling interest (“NCI”) at September 30, 2012, consisted of a 6.2% redeemable interest in NDeX held by the sellers of Barrett-NDEx or their transferees (as a group), a 10.0% redeemable interest in DiscoverReady held by DR Holdco LLC and a 17.9% interest in Legislative Services of America (LISA) held by Telran, Inc.

Under the terms of the NDeX operating agreement, each month we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. No such distributions were paid during the three and nine months ended September 30, 2012.

There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly distributions to pay tax liabilities to DR Holdco, the minority member of DiscoverReady. No such distributions were paid during the three and nine months ended September 30, 2012.

The sellers of Barrett-NDEx, each as members of NDeX, have the right, for a period of six months following September 2, 2012, to require NDeX to repurchase all or any portion of their respective membership interest in NDeX. To the extent any minority member of NDeX timely exercises this right, the purchase price of such membership interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization, less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would be payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%. At the current time, the calculation of this put right results in a zero value.

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

The NDeX NCI is adjusted to the estimated redemption amount at each reporting period based on the formula as discussed above if the result of the formula is greater than its carrying value. As a result of the carrying value of the redeemable NCI in NDeX becoming less than zero in the third quarter of 2012, we have presented the NDeX NCI within the stockholders’ equity section rather than in temporary equity on the balance sheet. The DiscoverReady NCI is adjusted to fair value each period using a market approach if the fair value is greater than its carrying value. Please see our unaudited condensed consolidated statements of stockholders’ equity, as well as Note 5 to our unaudited condensed consolidated interim financial statements, included in this report on Form 10-Q for further information regarding accounting for noncontrolling interests and its implications to our financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended September 30,
		% of		% of
	2012	Revenues	2011	Revenues
Revenues:
Professional Services	$49,778	73.1%	$51,383	73.2%
Business Information	18,282	26.9%	18,815	26.8%

Total revenues	68,060	100.0%	70,198	100.0%

Operating expenses:
Professional Services	44,110	64.8%	43,895	62.5%
Business Information	16,457	24.2%	17,114	24.4%
Unallocated corporate operating expenses	3,009	4.4%	1,673	2.4%
Fair value and other adjustments on earnout liabilities	(1,655)	(2.4)%	239	0.3%
Impairment of long-lived assets and goodwill	151,614	222.8%	—	—%

Total operating expenses	213,535	313.7%	62,921	89.6%
Equity in earnings of affiliates	396	0.6%	383	0.5%

Operating (loss) income	(145,079)	(213.2)%	7,660	10.9%
Interest expense, net	(2,195)	(3.2)%	(1,744)	(2.5)%
Non-cash interest income related to interest
Other expense	—	—%	(107)	(0.2)%

(Loss) income from continuing operations before income taxes	(147,274)	(216.4)%	5,809	8.3%
Income tax benefit (expense)	47,031	69.1%	(2,426)	(3.5)%

(Loss) income from continuing operations	(100,243)	(147.3)%	3,383	4.8%
Discontinued operations, net of tax benefit	(13,207)	(19.4)%	(77)	(0.1)%

Net (loss) income	(113,450)	(166.7)%	3,306	4.7%
Less: Net loss (income) attributable to redeemable noncontrolling interests	9,946	14.6%	(217)	(0.3)%

Net (loss) income attributable to The Dolan Company	$(103,504)	(152.1)%	$3,089	4.4%

(Loss) income from continuing operations attributable to The Dolan Company per share:
Basic and diluted	$(2.98)		$0.10

Weighted average shares outstanding:
Basic	30,327		30,142
Diluted	30,327		30,208

	Nine Months Ended September 30,
		% of		% of
	2012	Revenues	2011	Revenues
Revenues:
Professional Services	$134,818	70.4%	$142,539	70.9%
Business Information	56,552	29.6%	58,582	29.1%

Total revenues	191,370	100.0%	201,121	100.0%

Operating expenses:
Professional Services	126,550	66.1%	122,100	60.7%
Business Information	50,768	26.5%	54,514	27.1%
Unallocated corporate operating expenses	6,788	3.5%	6,312	3.1%
Fair value and other adjustments on earnout liabilities	(12,127)	(6.3)%	219	0.1%
Impairment of long-lived assets and goodwill	151,614	79.2%	—	—

Total operating expenses	323,593	169.1%	183,145	91.1%
Equity in earnings of affiliates	1,420	0.7%	1,572	0.8%

Operating (loss) income	(130,803)	(68.4)%	19,548	9.7%
Interest expense, net	(6,252)	(3.3)%	(4,717)	(2.3)%
Non-cash interest income related to interest rate swaps	—	—%	286	0.1%
Other income, net	—	—%	287	0.1%

(Loss) income from continuing operations before income taxes	(137,055)	(71.6)%	15,404	7.7%
Income tax expense (benefit)	42,686	22.3%	(6,226)	(3.1)%

(Loss) income from continuing operations	(94,369)	(49.3)%	9,178	4.6%
Discontinued operations, net of tax benefit	(13,714)	(7.2)%	562	0.3%

Net (loss) income	(108,083)	(56.5)%	9,740	4.8%
Less: Net loss (income) attributable to redeemable noncontrolling interests	9,666	5.1%	(604)	(0.3)%

Net (loss) income attributable to The Dolan Company	$(98,417)	(51.4)%	$9,136	4.5%

(Loss) income from continuing operations attributable to The Dolan Company per share:
Basic and diluted	$(2.80)		$0.28

Weighted average shares outstanding:
Basic	30,260		30,126
Diluted	30,260		30,219

Three Months Ended September 30, 2012

Compared to Three Months Ended September 30, 2011

Revenues

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Total revenues	$68.1	$70.2	$(2.1)	(3.0)%

Our total revenues declined primarily as a result of a decrease in our mortgage default processing services revenues offset by an increase in litigation support services revenues. The decrease in mortgage default processing services revenues was driven largely by a decrease in the number of new foreclosure files received for processing while the increase in litigation support services was driven by an increase in review work and technology services from both new and existing customers. Our Business Information revenues decreased $0.5 million for the three months ended September 30, 2012. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 73.1% and 73.2% of our total revenues from our Professional Services Division and 26.9% and 26.8% of our total revenues from our Business Information Division for the three months ended September 30, 2012 and 2011, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 33.5% and 38.7% of our total revenues for the three months ended September 30, 2012 and 2011, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 39.6% and 34.5% of our total revenues for the three months ended September 30, 2012 and 2011, respectively. We continue to expect litigation support services to be a larger percentage of total revenues as a result of ongoing investments in the DiscoverReady business.

Operating Expenses

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$213.5	$62.9	$150.6	not meaningful
Direct operating expenses	29.9	30.3	(0.4)	(1.3)%
Selling, general and administrative expenses	27.2	25.6	1.6	6.2%
Amortization expense	4.6	4.7	(0.1)	(2.5)%
Depreciation expense	1.8	2.0	(0.2)	(8.6)%
Fair value and other adjustments on earnout liabilities	(1.7)	0.2	(1.9)	not meaningful
Impairment of long-lived assets and goodwill	151.6	—	151.6	not meaningful

Excluding the impact of fair value and other adjustments on earnout liabilities and impairment expenses recorded, total operating expenses as a percentage of total revenues increased from 89.3% for the three months ended September 30, 2011, to 93.4% for the three months ended September 30, 2012. This was largely due to decreased revenues in our mortgage default processing services business.

Direct Operating Expenses. The change in our direct operating expenses consisted of a $0.1 million decrease in our Professional Services Division and a $0.3 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased slightly to 44.0% for the third quarter of 2012, from 43.2% for the same period in 2011.

Selling, General and Administrative Expenses. The change in our selling, general and administrative expenses consisted primarily of a $0.5 million increase in our Professional Services Division, offset by a $0.3 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Cost associated with our corporate operations increased $1.4 million, largely as a result of the timing of expenses incurred, including costs associated with the third amendment to the credit agreement and new document management systems. Selling, general and administrative expense as a percentage of revenue increased to 40.0% for the three months ended September 30, 2012, from 36.5% for the same period in 2011.

Amortization and Depreciation Expense. Our total amortization and depreciation expense was relatively flat for the current quarter compared to the same quarter one year ago.

Fair Value and Other Adjustments on Earnout Liabilities. Fair value and other adjustments on earnout liabilities consisted of $(1.5) million for the Professional Services Division and $(0.1) million for the Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding these items.

Impairment of Long-Lived Assets and Goodwill. As a result of certain triggering events in the quarter, we tested certain long-lived assets and goodwill in the mortgage default processing services segment for impairment. We recorded impairment charges of $19.9 million and $131.7 million in long-lived assets and goodwill, respectively. You should refer to the more detailed discussion in “Professional Services Division Results” below for more information regarding this.

Interest Expense, Net

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Total interest expense, net	$2.2	$1.7	$0.5	25.9%
Interest on bank credit facility	1.8	1.3	0.5	34.7%
Cash interest expense on interest rate swaps	0.3	0.3	—	—%
Amortization of deferred financing fees	0.1	0.1	—	—%

Interest expense related to our bank credit facility increased primarily as a result of an increase in the average borrowing rate. The average interest rate on our credit facility increased to 3.9% for the three months ended September 30, 2012, from 2.9% one year ago. Our average outstanding debt was $174.2 million for the three months ended September 30, 2012, compared to $175.1 million for the same period one year ago.

Equity in Earnings of Affiliates

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Equity in earnings of affiliates	$0.4	$0.4	$—	3.4%

Equity in earnings of affiliates is consistent as a result of consistent earnings recorded from our 35% interest in DLNP.

Income Tax (Benefit) Expense

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Income tax (benefit) expense	$(47.0)	$2.4	$(49.5)	not meaningful
Effective tax rate	31.9%	41.8%

For the quarter ended September 30, 2012, we recorded an income tax benefit of $47.0 million, or 31.9% of the loss from continuing operations before income taxes. The tax benefit differs from the federal statutory rate of 35% primarily due to non-deductible discrete items, primarily associated with the impairment of long-lived assets and goodwill in the Mortgage Default Processing Services segment. For the quarter ended September 30, 2011, we recorded income tax expense of $2.4 million, or 41.8% of income from continuing operations before taxes. Tax benefit (expense) for the quarters ended September 30, 2012 and 2011, reflects a discrete tax benefit of $48.8 million and $(0.1) million of tax expense, respectively.

The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Discontinued Operations

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Discontinued operations, net of tax benefit	$(13.2)	$(0.1)	$(13.1)	not meaningful

Discontinued operations includes the results of two business within the Business Information Division which were sold in 2012, along with our NDeX Florida operations within mortgage default processing services.

In the third quarter of 2012, management committed to a plan of action to sell our NDeX Florida operations, a stand-alone business within the mortgage default processing services reporting unit. On October 10, 2012, we entered into a Master Settlement Agreement with James E. Albertelli, P.A., as discussed above in “Recent Developments.”

As a result of the termination of the services agreement, we have classified the net assets and liabilities of these operations as assets held for sale and reported the results of the business in discontinued operations. We recorded a held-for-sale impairment charge of $13.0 million in long-lived assets related to our NDeX Florida operations, of which $0.8 million was property and equipment and $12.2 million was finite-lived intangible assets (specifically, long-term service contracts). In addition, due to uncertainty of collection of amounts due from NDeX Florida’s former law firm customer, we recorded a charge to bad debt expense for $10.0 million. Thus, the total one-time expense related to NDeX Florida in the third quarter of 2012 was $23.0 million (before taxes), which is presented within discontinued operations in our statement of operations. Also included in discontinued operations related to NDeX Florida is the reversal of the earnout liability in the amount of $2.7 million.

During the fourth quarter of 2011, management committed to sell two of our smallest-market stand-alone businesses within the Business Information Division. We completed the sales of these businesses in 2012, and realized a de minimis pretax net loss. We have classified the net assets and liabilities of these operations as assets held for sale and reported the results of the businesses in discontinued operations.

Professional Services Division Results

Revenues

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Total revenues	$49.8	$51.4	$(1.6)	(3.1)%
Mortgage default processing services	22.8	27.1	(4.3)	(15.9)%
Litigation support services revenues	27.0	24.2	2.7	11.2%

Mortgage default processing services revenues decreased primarily due to decreased file volumes in many of the markets we serve, which is a continuation of trends we experienced throughout 2011 and the first half of 2012. Our total files received for processing for the three months ended September 30, 2012, were down 27%, from 69,400 mortgage default case files for the three months ended September 30, 2011, to 51,000 mortgage default case files for the three months ended September 30, 2012. In the current quarter, foreclosure files received for processing were down about 32% compared to the third quarter of 2011. We believe these file volume decreases are due to continued marketplace and regulatory dynamics that intensified in late 2010, causing many large loan servicers to slow down and reduce the referral of defaulted files for foreclosure processing. We saw a slowdown of new file referrals by certain servicers prior to the October 1, 2012 deadline for certain National Servicing Standards compliance requirements as they changed their systems and processes to become in compliance with the new requirements.

The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for 80.8% of our mortgage default processing services reporting unit and 37.1% of our Professional Services Division revenues during the three months ended September 30, 2012. In the three months ended September 30, 2011, the Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for 80.4% of our mortgage default processing services reporting unit and 42.5% of our Professional Services Division revenues.

The net increase in litigation support services revenues is primarily a result of large projects received from both new and existing customers. DiscoverReady had two customers in excess of 10% of segment revenues for the three months ended September 30, 2012, together accounting for about a quarter of such revenues. In the third quarter of 2011, DiscoverReady had two customers in excess of 10% of segment revenues, together accounting for just over half of such revenues.

Operating Expenses—Mortgage Default Processing Services

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$175.4	$25.3	$150.1	Not meaningful
Direct operating expenses	12.8	13.7	(0.9)	(6.7)%
Selling, general and administrative expenses	8.3	8.6	(0.2)	(2.4)%
Amortization expense	2.1	2.3	(0.2)	(7.9)%
Depreciation expense	0.5	0.7	(0.2)	(26.4)%
Impairment of long-lived assets and goodwill	151.6	—	151.6	Not meaningful

Direct operating expenses decreased as a result of file volume decreases as discussed above and steps taken to reduce our costs at NDeX. Selling, general and administrative expenses decreased as a result of cost control efforts in place in the quarter. For example, total headcount is down at all NDeX operations by 8.3% from the prior year.

Excluding the impact of the impairment expenses recorded, total operating expenses attributable to our mortgage default processing services reporting unit as a percentage of segment revenues increased to 104.3% for the three months ended September 30, 2012, from 93.3% for the three months ended September 30, 2011.

In the third quarter of 2012, due to the restructuring of NDeX’s Florida operations as discussed above, as well as the current depressed operating results of the Mortgage Default Processing Services segment, we performed impairment tests on NDeX’s long-lived assets and goodwill. As a result, we recorded a total of $151.6 million in non-cash impairment charges in the quarter to reduce the carrying value of these assets, of which $0.3 million was property and equipment, $19.6 million was finite-lived intangible assets (specifically long-term service contracts), and $131.7 million was goodwill. These impairment charges are exclusive of the impairment charges recorded in the NDeX Florida operations in discontinued operations (discussed in “Discontinued Operations” above).

Operating Expenses—Litigation Support Services

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$18.8	$18.8	$—	—%
Direct operating expenses	10.2	9.4	0.8	9.0%
Selling, general and administrative expenses	7.9	7.2	0.7	9.6%
Amortization expense	1.5	1.4	0.1	8.2%
Depreciation expense	0.7	0.6	0.1	10.9%
Fair value and other adjustments on earnout liabilities	(1.5)	0.2	(1.7)	not meaningful

The increase in direct expenses is driven by increased operating costs associated with higher revenues. The increase in selling, general, and administrative expenses is due primarily to the increased sales costs to generate new business. The fair value adjustment of $(1.5) million was related to management’s revised estimates of earnouts to be paid related to DiscoverReady’s ACT acquisition.

Excluding the impact of the fair value adjustment on earnout liabilities, total operating expenses attributable to our litigation support services segment as a percentage of segment revenues decreased slightly to 75.4% for the three months ended September 30, 2012, from 76.6% for the same period in 2011.

Business Information Division Results

Revenues

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Total Business Information Revenues	$18.3	$18.8	$(0.5)	(2.8)%
Display and classified advertising revenues	5.2	5.4	(0.2)	(4.0)%
Public notice revenues	8.1	7.9	0.3	3.6%
Subscription-based and other revenues	4.9	5.5	(0.6)	(10.8)%

Subscription-based and other revenues, which include project-based revenues from our public affairs intelligence group, declined in large part due to some one-time revenue generating projects that occurred in 2011.

Operating Expenses

	Three Months Ended September 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$16.3	$17.1	$(0.8)	(4.8)%
Direct operating expenses	6.9	7.3	(0.3)	(4.5)%
Selling, general and administrative expenses	8.1	8.4	(0.3)	(3.0)%
Amortization expense	1.0	1.0	—	(4.7)%
Depreciation expense	0.4	0.5	—	(5.7)%
Fair value and other adjustments on earnout liabilities	(0.1)	—	(0.2)	not meaningful

Operating expenses decreased primarily as a result of the consolidation of certain business functions among our publishing group units and other cost control efforts put in place to control discretionary spending and employee costs, as well lower direct costs due to lower revenues.

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 90.0% for the three months ended September 30, 2012, from 91.0% for the three months ended September 30, 2011, due to the cost control efforts put in place to reduce our operating expenses in this division.

Nine Months Ended September 30, 2012

Compared to Nine Months Ended September 30, 2011

Revenues

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Total Revenues	$191.4	$201.1	$(9.8)	(4.8)%

Our total year-to-date revenues declined as a result of a net $7.7 million decrease in our professional services division and a $2.0 million decrease in our business information division. The decrease in professional services revenues was driven primarily by a decrease in the number of new foreclosure files received for processing offset by an increase in our litigation support services primarily as a result of the newly acquired ACT operations, as well as increased business from new and existing customers. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 70.4% and 70.9% of our total revenues from our Professional Services Division and 29.6% and 29.1% of our total revenues from our Business Information Division for the nine months ended September 30, 2012 and 2011, respectively. In our Professional Services Division, revenues from our mortgage default processing services reporting unit accounted for 38.3% and 44.0% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 32.2% and 26.9% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. We continue to expect litigation support services to be a larger percentage of total revenues as a result of ongoing investments in the DiscoverReady business.

Operating Expenses

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$323.6	$183.1	$140.4	76.7%
Direct operating expenses	85.3	87.9	(2.5)	(2.9)%
Selling, general and administrative expenses	79.0	76.3	2.6	3.5%
Amortization expense	14.2	13.2	1.0	7.5%
Depreciation expense	5.6	5.5	0.1	1.3%
Fair value and other adjustments on earnout liabilities	(12.1)	0.2	(12.3)	not meaningful
Impairment of long-lived assets and goodwill	151.6	—	151.6	not meaningful

Excluding the impact of fair value and other adjustments on earnout liabilities and impairment expenses recorded, total operating expenses as a percentage of total revenues increased from 91.0% for the nine months ended September 30, 2011, to 96.2% for the nine months ended September 30, 2012.

Direct Operating Expenses. The decrease in direct operating expenses consisted of a $1.1 million decrease in our Professional Services Division and a $1.5 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 44.6% for the first nine months ended of 2012, from 43.7% for the same period in 2011.

Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $3.9 million increase in our Professional Services Division and a $1.7 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Cost associated with our corporate operations increased $0.5 million, largely as a result of the timing of expenses incurred as discussed above. Selling, general and administrative expense as a percentage of total revenues increased to 41.3% for the first nine months ended of 2012, from 37.9% for the same period in 2011.

Amortization and Depreciation Expense. Our total amortization and depreciation expense increased primarily as a result of the amortization and depreciation of the assets acquired as part of the ACT acquisition.

Fair Value and Other Adjustments on Earnout Liabilities. Fair value and other adjustments on earnout liabilities consisted of $(11.6) million for the Professional Services Division and $(0.6) million for the Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding these items.

Impairment of Long-Lived Assets and Goodwill. As a result of certain triggering events in the third quarter of 2012, we tested certain long-lived assets and goodwill in the mortgage default processing services segment for impairment. We recorded impairment charges of $19.9 million and $131.7 million in long-lived assets and goodwill, respectively. You should refer to the more detailed discussion in “Professional Services Division Results” below for more information regarding this.

Interest Expense, Net

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Total interest expense, net	$6.3	$4.7	$1.5	32.5%
Interest on bank credit facility	4.9	3.1	1.8	57.6%
Cash interest expense on interest rate swaps	1.0	1.2	(0.3)	(21.2)%
Amortization of deferred financing fees	0.3	0.3	—	17.2%
Other	—	0.1	(0.1)	(55.4)%

Interest expense related to our bank credit facility increased as a result of the increased borrowings to fund, primarily, the ACT acquisition in July 2011, as well as an increase in our borrowing rate. Our average outstanding debt was $176.1 million for the nine months ended September 30, 2012, compared to $145.6 million for the same period one year ago, and our average interest rate was 3.8% this year versus 2.7% last year.

Equity in Earnings of Affiliates

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Equity in Earnings of Affiliates	$1.4	$1.6	$(0.2)	(9.7)%

Equity in earnings of affiliates decreased primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP.

Income Tax (Benefit) Expense

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Income tax (benefit) expense	$(42.7)	$6.2	$48.9	not meaningful
Effective tax rate	31.1%	40.4%

The provision for income taxes for the nine months ended September 30, 2012 reflects a benefit of $42.7 million, or 31.1% of loss from continuing operations before income taxes. Our tax rate for 2012 differs from the federal statutory rate of 35% primarily due to non-deductible discrete items, primarily associated with the impairment of long-lived assets and goodwill in our Mortgage Default Processing Services segment. For the nine months ended September 30, 2011, the company recorded income tax expense of $6.2 million, or 40.4% of income from continuing operations before income taxes. Our tax rate for 2011 differs from the federal statutory rate of 35% due to state income tax expense, the impact of noncontrolling interests and discrete items recorded during the period.

The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Discontinued Operations

	For the Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Discontinued operations, net of tax benefit	$(13.7)	$0.6	$(14.3)	not meaningful

Discontinued operations includes the results of two business within the Business Information Division which were sold in 2012, along with our NDeX Florida operations within mortgage default processing services.

As discussed in the three month section above, in the third quarter of 2012, management committed to a plan of action to sell our NDeX Florida operations, a stand-alone business within the mortgage default processing services reporting unit. On October 10, 2012, we entered into a Master Settlement Agreement with James E. Albertelli, P.A., as discussed above in “Recent Developments.”

As a result of the termination of the services agreement, we have reported the results of the business in discontinued operations. We recorded a held-for-sale impairment charge of $13.0 million in long-lived assets related to our NDeX Florida operations. See above for additional detail regarding this impairment charge. In addition, due to uncertainty of collection of amounts due from NDeX Florida’s former law firm customer, we recorded a charge to bad debt expense for $10.0 million. Thus, the total one-time expense related to NDeX Florida in 2012 was $23.0 million (before taxes), which is presented within discontinued operations in our statement of operations. Also included in discontinued operations related to NDeX Florida is the reversal of the earnout liability in the amount of $2.7 million.

During the fourth quarter of 2011, management committed to sell two of our smallest-market stand-alone businesses within the Business Information Division. We completed the sale of these businesses in 2012. We have reported the results of these businesses in discontinued operations.

Professional Services Division Results

Revenues

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Total revenues	$134.8	$142.5	$(7.7)	(5.4)%
Mortgage default processing revenues	73.3	88.5	(15.2)	(17.2)%
Litigation support services revenues	61.6	54.1	7.5	13.9%

Our revenues declined primarily as a result of decreased revenues in our mortgage default processing services reporting unit. Revenues in this segment were down primarily due to decreased file volumes in many of the markets we serve. Our total files received for processing for the nine months ended September 30, 2012, was down 24.2%, from 219,100 mortgage default case files for the nine months ended September 30, 2011, to 168,400 mortgage default case files for the nine months ended September 30, 2012.

The Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 80.6% of our mortgage default processing services reporting unit and 43.8% of our Professional Services Division revenues during the nine months ended September 30, 2012. In the nine months ended September 30, 2011, the Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 80.4% of our mortgage default processing services reporting unit and 49.9% of our Professional Services Division revenues.

The increase in litigation support services revenues is due to large projects received from new and existing customers, as well as the added revenues from DiscoverReady’s ACT operations acquired in July 2011. DiscoverReady had one customer in excess of 10% of segment revenues for the nine months ended September 30, 2012, accounting for about a quarter of such revenues. In the second quarter of 2011, DiscoverReady had two customers in excess of 10% of segment revenues, together accounting for nearly half of such revenues.

Operating Expenses—Mortgage Default Processing Services

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$223.9	$79.8	$144.1	not meaningful
Direct operating expenses	38.7	43.4	(4.8)	(10.9)%
Selling, general and administrative expenses	25.0	26.8	(1.8)	(6.8)%
Amortization expense	6.8	7.0	(0.2)	(3.1)%
Depreciation expense	1.8	2.5	(0.7)	(28.7)%
Impairment of long-lived assets and goodwill	151.6	—	151.6	not meaningful

Direct operating expenses decreased as a result of decreased file volumes and steps taken to reduce our costs at NDeX. Selling, general and administrative expenses also decreased as a result of cost control efforts put in place.

Excluding the impact of the impairment expenses recorded, total operating expenses attributable to our mortgage default processing services reporting unit as a percentage of segment revenues increased to 98.6% for the nine months ended September 30, 2012, from 90.2% for the nine months ended September 30, 2011. This increase was primarily a result of a reduction in revenue.

As discussed in the three month section above, in the third quarter of 2012, we performed impairment tests on NDeX’s property and equipment, finite-lived intangible assets and goodwill. As a result, we recorded a total of $151.6 million in non-cash impairment charges in the quarter to reduce the carrying value of these assets.

Operating Expenses—Litigation Support Services

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$42.7	$42.6	$0.2	0.4%
Direct operating expenses	25.3	21.6	3.7	17.1%
Selling, general and administrative expenses	22.5	16.8	5.7	33.7%
Amortization expense	4.4	2.8	1.7	58.9%
Depreciation expense	2.1	1.1	0.9	81.8%
Fair value and other adjustments on earnout liabilities	(11.6)	0.2	(11.8)	Not meaningful

The increases in direct and selling, general, and administrative expenses are due primarily to the increased costs associated with operating DiscoverReady’s ACT business acquired in July 2011, as we have nine months of expense in 2012 for these operations compared to just two months in 2011. The fair value adjustment of $(11.6) million was related to management’s revised estimates of earnouts to be paid related to DiscoverReady’s ACT acquisition.

Excluding the impact of the fair value adjustment on earnout liabilities, total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 88.2% for the nine months ended September 30, 2012, from 78.3% for the same period in 2011. This increase is primarily due to negative operating leverage at DiscoverReady due to investments made by DiscoverReady to grow its business.

Business Information Division Results

Revenues

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Total Business Information Division Revenues	$56.6	$58.6	$(2.0)	(3.5)%
Display and classified advertising revenues	15.8	16.5	(0.7)	(4.2)%
Public notice revenues	25.1	25.0	0.1	0.4%
Subscription-based and other revenues	15.6	17.1	(1.4)	(8.4)%

The decline in display and classified advertising revenues is due primarily to a decrease in the number of ads placed in our publications. Subscription-based and other revenues, which include project-based revenue from our public affairs intelligence group, declined in large part due to some one-time revenue generating projects that occurred in the first nine months of 2011.

Operating Expenses

	Nine Months Ended September 30,
	2012	2011	Change
	(in millions)
Total operating expenses	$50.2	$54.5	$(4.3)	(7.9)%
Direct operating expenses	21.4	22.9	(1.5)	(6.5)%
Selling, general and administrative expenses	25.1	26.9	(1.7)	(6.5)%
Amortization expense	2.9	3.4	(0.4)	(12.9)%
Depreciation expense	1.3	1.3	(0.1)	(7.0)%
Fair value and other adjustments on earnout liabilities	(0.6)	—	(0.6)	Not meaningful

Operating expenses decreased primarily as a result of the consolidation of certain business functions among our publishing group units and other cost control efforts put in place to control discretionary spending and employee costs, as well lower direct costs due to lower revenues.

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 89.8% for the nine months ended September 30, 2012, from 93.1% for the nine months ended September 30, 2011, due to the cost control efforts put in place to reduce our operating expenses in this division.

Off Balance Sheet Arrangements

We have not entered into any off balance sheet arrangements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital and long-term debt, less current portion as of September 30, 2012, and December 31, 2011, as well as cash flows for the nine months ended September 30, 2012 and 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Cash and cash equivalents	$15,586	$752
Working capital (deficit)	22,848	(3,329)
Long-term debt, less current portion	174,466	168,724

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities	$21,146	$23,489
Cash flows from investing activities:
Acquisitions and investments	(145)	(67,065)
Capital expenditures	(5,017)	(5,318)
Cash flows from financing activities	(1,293)	46,526

Cash Flows Provided by Operating Activities

The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies, payments of interest and, typically income taxes. However, as a result of our net loss in the current year, we anticipate an income tax refund in 2013.

Net cash provided by operating activities for the nine months ended September 30, 2012, decreased $2.4 million, or 10.0%, to $21.1 million from $23.5 million for the nine months ended September 30, 2011. Excluding the impact of fair value and other adjustments on earnout liabilities, impairment expenses recorded, and the related tax impact of these adjustments, income from continuing operations decreased in the first nine months by about $7.7 million compared to last year, but through disciplined management of working capital and favorable cash collections, net cash provided by operating activities decreased only slightly by $2.3 million over the same period last year.

Working capital changed from a deficit of $3.3 million at December 31, 2011, to $22.8 million at September 30, 2012. Components of this increase included an increase of cash at September 30, 2012 to fund working capital requirements in anticipation of the bank amendment, a decrease in accounts receivable due in part to the bad debt expense taken on the receivable balance from NDeX Florida’s former law firm customer, an increase in income tax receivable, an increase in current portion of long-term debt due to the bank amendment, and a decrease in due to sellers largely as a result of the earnout paid to the sellers of ACT. See below for a discussion of the bank amendment.

Our allowance for doubtful accounts, allowance for doubtful accounts as a percentage of gross receivables, and days sales outstanding (DSO), as of September 30, 2012, December 31, 2011, and September 30, 2011, are set forth in the table below:

	September 30,	December 31,	September 30,
	2012	2011	2011
Allowance for doubtful accounts (in thousands)	$1,637	$1,416	$1,190
Allowance for doubtful accounts as a percentage of gross accounts receivable	2.4%	1.9%	1.4%
Days sales outstanding	94.1	85.6	83.0

Our allowance for doubtful accounts as a percentage of gross accounts receivable increased from year-end and last year due to the bad debt expense recorded on amounts due from NDeX Florida’s law firm customer. This reduced the overall balance of gross accounts receivable by $10.0 million.

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue for the quarter by the total number of days in the quarter. Our DSO increased from year-end and the third quarter of last year primarily as a result of carrying larger balances in some of our NDeX operating units as a result of an increase in the length of time it takes our law firm customers to take properties to sale. Please refer to Recent Developments – Regulatory Environment above for an explanation of some of the current factors that are contributing to the increase in time it is taking to process foreclosures.

At September 30, 2012, we had a significant concentration of credit risk relating to amounts due from NDeX’s existing six law firm customers. Of our total consolidated net receivable balance, $26.6 million, or 39.9%, is related to amounts due from these customers, and includes both billed and unbilled amounts. Billed amounts represent $19.1 million, or 28.8%, of our total consolidated net receivable balance. Partially offsetting our total accounts receivable exposure for these law firm customers is deferred revenue, for amounts billed but not yet earned, in the amount of $6.2 million, which represents 23.4% of the total balances due.

We own 35.0% of the membership interests in The Detroit Legal Publishing, LLC, or DLNP, the publisher of The Detroit Legal News, and received distributions of $2.2 million and $3.5 million during the nine months ended September 30, 2012 and 2011, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased $67.7 million to $5.0 million during nine months ended September 30, 2012, from $72.8 million during nine months ended September 30, 2011. This decrease was primarily a result of reduced spending on acquisitions and investments, as 2011 investing activity included the ACT acquisition along with our buy-out of approximately one-third of the outstanding membership units in DiscoverReady held by DR Holdco. Capital expenditures decreased $0.5 million from the first nine months of 2011, and we expect the costs for capital expenditures to be in the range of 2 – 3% of our total revenues, on an aggregated basis, for the full year 2012.

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

Net cash used in financing activities for the nine months ended September 30, 2012, totaled $(1.3) million, compared to cash provided of $46.5 million during nine months ended September 30, 2011. Cash used in financing activities in 2011 included approximately $60.0 million borrowed on our senior revolving note to fund, in part, the ACT acquisition. In 2012, we borrowed $19.3 million on our senior revolving note, $15.0 of which was borrowed to fund near-term working capital requirements in anticipation of our bank amendment. Also in 2012, we paid $14.4 million of deferred acquisition costs and earnouts. Long-term debt, less current portion, increased $5.7 million, or 3.4%, to $174.5 million as of September 30, 2012, from $168.7 million as of December 31, 2011.

Credit Agreement. We have a credit agreement with a syndicate of banks for a $215.0 million senior secured credit facility comprised of a term loan facility with an outstanding balance of $141.3 million at September 30, 2012, due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $65.0 million (of which $48.0 million was drawn at September 30, 2012), with a final maturity date of December 6, 2015. In the first quarter of 2012, we entered into a second amendment to the credit agreement for our senior secured credit facility that increased the maximum aggregate amount of the revolving credit facility by $10.0 million and amended certain of the credit agreement’s definitions and covenants. We paid fees of approximately $0.3 million in connection with the second amendment.

At September 30, 2012, we expected to fall below certain of our loan covenants. However, as a result of the third amendment to the Credit Agreement, which we entered into on October 5, 2012, we are now in compliance with the new covenants specified in the amendment. Additionally, the amendment waived any technical non-compliance as of September 30, 2012.

The third amendment also relaxes the financial covenant ratios applicable to us, permits the issuance of up to $75 million of subordinated or convertible debt, accelerates and increases the conversion of a portion of the revolving credit facility to a term loan such that $100 million converted on October 5, 2012 (whereas $50 million had been scheduled to convert in December 2012), adds a provision requiring us, commencing at the end of the 2013 fiscal year, to prepay the term loans in an amount equal to 50% of Excess Cash Flow (as defined in the amendment) if our Total Cash Flow Leverage Ratio (as defined in the Credit Agreement) is 3 to 1 or higher, and reduces the amount we may expend to acquire other businesses. The third amendment also adds three new pricing levels that correspond to the higher levels of the Total Cash Flow Leverage Ratio permitted by the amendment. We paid fees of approximately $0.9 million in connection with the third amendment.

At September 30, 2012, the weighted average interest rate on our credit facility was 3.8%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. Currently, our interest rate swap arrangements require us to have at least $75.0 million of our outstanding principle balance at LIBOR. At September 30, 2012, of the total debt on our credit facility, $15.0 million was at prime rate, and $174.3 million was based on LIBOR.

Future Needs

We expect that cash flow from operations, supplemented by short and long-term financing and the proceeds from our credit facility, as necessary, will be adequate to fund day-to-day operations and capital expenditure requirements, along with any payment obligations that may arise in connection with a put of noncontrolling interest by our minority partners in DiscoverReady as discussed in “Noncontrolling Interest” above. However, our ability to generate sufficient cash flow in the future could be adversely impacted by regulatory, lender and other responses to the mortgage foreclosure crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments—Regulatory Environment” earlier in this quarterly report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of September 30, 2012, we had swap arrangements that convert $75 million of our variable rate term loan into a fixed rate obligation. The aggregate notional amount of our two swap agreements will mature on various dates through December 31, 2014. In addition to this swap, we held a swap agreement with a notional amount of $25 million, which matured on March 31, 2011. We enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of September 30, 2012, we have designated our two interest rate swap agreements for hedge accounting treatment. Accordingly, we record changes in the fair value of these swap agreements in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended. Conversely, we treated the fair value of the swap agreement that terminated on March 31, 2011, and did not qualify for hedge accounting treatment, as a component of interest income (expense) in our statement of operations for the period then ended.

During the first quarter of 2011, we recognized interest income of $0.3 million related to the fair value of the interest rate swap agreement that did not qualify for hedge accounting and terminated on March 31, 2011. We did not hold any interest rate swap agreements that did not qualify for hedge accounting during the nine months ended September 30, 2012. At September 30, 2012 and December 31, 2011, we had $1.1 million and $1.3 million (net of tax), respectively, included in other accumulated comprehensive loss related to the fair value of our interest rate swap agreements. At September 30, 2012, and December 31, 2011, the estimated fair value of our fixed interest rate swaps was a liability of $1.8 million and $2.0 million, respectively.

If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.2 million (pre-tax) for the three months ended September 30, 2012, and $0.6 million for the nine months ended September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase up to 2 million shares of our common stock at market prices at the discretion of management at any time through December 31, 2013. At September 30, 2012, 1,862,500 shares remained available under the program. No repurchases were made during the third quarter of 2012.

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

Dated: November 2, 2012

By:	/S/ JAMES P. DOLAN

James P. Dolan
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 2, 2012

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