Form 10-K
period 2012-12-31
Dolan Co.
filed 2013-03-08
CIK 1396838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the registrant’s non-affiliates owned shares of its common stock having an aggregate market value of $191,045,862 (based upon the closing sales price of the registrant’s common stock on that date on the New York Stock Exchange).

On February 25, 2013, there were 30,919,535 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which we expect to file with the Securities Exchange Commission on or around April 4, 2012, but will file no later than 120 days after December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. We have tried to identify forward-looking statements by using words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “should,” “could,” “potential,” “goal,” “strategy” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors, including those described in “Risk Factors” in this annual report on Form 10-K, that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include:

•	Our ability to fund our ongoing operations, repay our indebtedness, fund capital expenditures and make acquisitions;

•	Our ability to comply with covenants in our debt instruments;

•	Our ability to obtain waivers from our lenders of any failure to comply with covenants in our debt instruments or of events of default;

•	Our ability to amend our debt instruments in the future;

•	The possibility that we may have to record significant charges to earnings as a result of impairment of our intangible assets;

•	Our ability to retain key personnel;

•	The risk that we could be subject to an adverse resolution of a future lawsuit or claim against us;

•	Our ability to protect our intellectual property;

•	The risk that our proprietary case management software systems, our document hosting, processing, conversion and review systems, or our website and online networks might fail or be disrupted;

•	The volatility of our common stock;

•	Our ability to successfully complete acquisitions on acceptable terms;

•	Our ability to successfully integrate businesses that we acquire;

•	The accuracy of our assessments of the value, strengths and weaknesses of potential acquisitions;

•	The possibility that the number of mortgage default case files referred to us may decrease or fail to increase;

•	The risk that our customers or their clients fail to timely pay us for our services, or at all;

•	The effect of existing and future legislation, government investigations, litigation, court orders and settlements on our mortgage default processing services and public notice operations;

•	Our ability to retain key customers and continue to develop new customer relationships in our litigation support services segment; and

•	The effect of changes in the economies and demographics of the local and regional markets that we serve.

You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report on Form 10-K.

In this annual report on Form 10-K, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to The Dolan Company and its consolidated subsidiaries. During 2010, we changed our name from Dolan Media Company to The Dolan Company. We operate our majority-owned subsidiary, American Processing Company and its subsidiaries (collectively, “APC”), under the trade name, National Default Exchange or NDeX. Therefore, when we refer to “National Default Exchange” or “NDeX” in this annual report on Form 10-K, we mean all of our mortgage default processing operations in Michigan, Indiana and Minnesota and at Barrett-NDEx. When we refer to “Barrett-NDEx” in this annual report on Form 10-K, it means the mortgage default processing operations currently serving the Texas, California, Nevada and Georgia markets that NDeX acquired from National Default Exchange Management, Inc., National Default Exchange Holdings, LP, THP/Barrett-NDEx AIV, Corp. and THP/Barrett-NDEx AIV, LP on September 2, 2008. The term “Barrett Law Firm” refers to Barrett, Daffin, Frappier, Turner & Engel, LLP and its affiliates. When we refer to the “Albertelli Sellers” in this annual report on Form 10-K, it means James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, as a group. We also refer to James E. Albertelli, P.A. and The Albertelli Firm, P.C., together, as the “Albertelli Law Firm.” The term “Trott Sellers” in this annual report on Form 10-K means David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, each of whom we individually refer to as a “Trott Seller.”

PART I

Item 1.	Business

Overview

We are a leading provider of professional services and business information to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating divisions: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two reporting segments: mortgage default processing services and litigation support services. Through our subsidiary, NDeX, we provide mortgage default processing services to six law firm customers located in California, Indiana, Michigan, Minnesota, and Texas, as well as directly to mortgage lenders and loan servicers on residential real estate located in California. Our subsidiaries DiscoverReady and Counsel Press compose our litigation support services reporting segment. DiscoverReady provides outsourced discovery management and document review services to major United States companies and their counsel. Counsel Press provides appellate services to law firms and attorneys nationwide. Our Business Information Division produces legal publications, business journals, court and commercial media, other highly focused online information products and services, and operates web sites and produces events for targeted professional audiences in 19 geographic markets across the United States. Our information is delivered through a variety of methods, including approximately 60 print publications and 80 web sites. We also operate specialized information services covering legislative and regulatory activities and providing transcription, media monitoring and translation services.

In 2012, we sold our NDeX Florida operations, a stand-alone business within the mortgage default processing services reporting unit. Also in 2012, we sold two of our smallest stand-alone businesses within the Business Information Division, The Colorado Springs Business Journal and The Mississippi Business Journal. Such operations have been classified in our financial statements as assets held for sale at December 31, 2011. For a further discussion of this, please see “Recent Developments—Discontinued Operations/Assets Held for Sale” in Item 7 below. The results of these operations are shown in discontinued operations for each period presented. Accordingly, the discussion that follows regarding financial information refers to continuing operations only.

Our business model has multiple diversified revenue streams which allow us to generate revenues and cash flow throughout all phases of the economic cycle. This balanced business model, along with our diverse geographic mix, helps to mitigate the effects of economic fluctuations. Cyclical revenues and cash flows tend to increase during economic expansions and decrease during economic downturns; countercyclical revenues and cash flows tend to increase during economic downturns and decrease during economic expansions; and non-cyclical revenues and cash flows tend to remain relatively unaffected by changes in the economic cycle. For example, absent government intervention, a worsening economy historically has led to a higher rate of residential mortgage foreclosures and a greater number of foreclosure-related public notices being published, while an improving economy tends to have the opposite impact. We believe that revenues associated with our litigation support services and subscriptions and other revenues in our Business Information Division are primarily non-cyclical because such revenues do not tend to fluctuate with the economic cycles. We regard our public notice revenues as both non-cyclical and countercyclical because a portion of such revenues are related to foreclosure notices, which are countercyclical, and the balance of such revenues are related to listings for fictitious business names, limited liability companies and other entity notices, which are typically non-cyclical.

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

We have a successful history of growth through acquisitions. We completed more than 70 acquisitions under our predecessor company from 1992 through March 2003, and since March 2003, including one acquisition in 2011. In July 2011, we acquired substantially all of the assets of ACT Litigation Services, Inc. (“ACT”). ACT specializes in providing technology and process solutions to clients with electronic discovery needs, and also provides hosting and review services. ACT is part of our DiscoverReady business.

Our Industries

Professional Services

Our Professional Services Division consists of two operating segments: mortgage default processing services and litigation support services. Our mortgage default processing services segment consists of the operations of NDeX. Our litigation support services segment comprises the operations of DiscoverReady, our discovery management and document review services business, and Counsel Press, our appellate services business. We provide these support services to the legal profession. Companies are increasingly looking for ways to control legal costs and for legal work to be performed by the lowest cost high-quality provider.

Mortgage Default Processing Services

Prior to 2011, the volume of mortgage loan delinquencies and defaults over the previous few years had been at historically high levels, had created additional demand for default processing services, and had served as a growth catalyst for the mortgage default processing market. However, beginning in late 2010, as a result of regulatory and marketplace dynamics, many large loan servicers began to slow down and reduce the referral of defaulted files for foreclosure processing while they reviewed their processes and practices. See, “Item 1A: Risk Factors” and “Regulatory Environment” in Item 7 for a discussion of increased regulations and voluntary foreclosure relief programs that have had and could continue to have an adverse impact on the mortgage default processing market.

Litigation Support Services

One of the litigation support services we provide is discovery management and document review services, including certain technology services related to processing and hosting data. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation, regulatory, and governmental investigation matters. Some United States companies with in-house legal departments choose to perform or manage portions of the discovery process in-house, rather than outsourcing them. The discovery process can be expensive and time-consuming for companies and their lawyers depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. As the volume of data requiring review continues to increase, we anticipate that companies and their lawyers will continue to seek more cost-effective and efficient solutions to managing their discovery process.

We also provide appellate services to lawyers in connection with both state and federal appeals. We currently perform more state appellate work, as state appellate case volume generally is larger than federal case volume. There are typically about 273,000 state appeals filed each year, compared to approximately 56,000 federal appeals filed per year, according to information available to us from the Administrative Office of the U.S. Courts and the National Center for State Courts. While certain states, such as New York, have very specific appellate filing requirements, federal appeals typically are more complicated and have more challenging document and filing requirements. Our clients typically require Counsel Press’ expertise more when their cases are complicated and the filing requirements are more challenging.

Business Information

We provide business information products to companies and professionals in the legal, financial, real estate and governmental affairs sectors primarily through print and online business journals and court and commercial newspapers, as well as other electronic media offerings. Our business journals generally rely on display and classified advertising as a significant source of revenue and provide content that is relevant to the business communities they target. Our court and commercial newspapers generally rely on public notices as their primary source of revenue and offer extensive and more focused information to the legal communities they target. All of our business journals and court and commercial newspapers also generate circulation revenue to supplement their advertising and public notice revenue base. We believe, based on data we have collected over several years, that there are more than 230 local business journals and more than 350 court and commercial newspapers nationwide, which generated approximately $2.0 billion in revenues in 2012.

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

We are qualified to carry public notices in 18 of the markets we serve. A public notice is a legally required announcement informing citizens about government or government-related activities that may affect citizens’ everyday lives. Most of these activities involve the application of governmental authority to a private event, such as a mortgage foreclosure or probate filing, and notices also can include listings for fictitious business names, limited liability companies and other entities, notifications of unclaimed property, governmental hearings and trustee sales. Every jurisdiction in the United States has laws that regulate the manner in which public notices are published. Statutes specify wording, frequency of publication and other unusual characteristics that may vary according to jurisdiction and make the publication of public notices more complex than traditional advertising. These laws are designed to ensure that the public receives important information about the actions of its government from a newspaper that is accessible and already a trusted source of community information. Currently, local newspapers generally are the medium that is used to satisfy laws regulating the process of notifying the public. The extensive qualification requirements for publishing public notices serve as barriers to entry to new and existing publications that desire to carry public notices.

We offer, through subscription-based offerings, transcription services and customized access to state and federal legislative and regulatory data, through DataStream, Federal News, and Legislative Information Services of America. The market for these products and services includes government agencies, including the U.S. Congress, news media and other business information providers, and governmental relations professionals in lobbying firms and Fortune 1000-level companies throughout the U.S.

Our Products and Services

Professional Services - Mortgage Default Processing Services Segment

We offer mortgage default processing and related services through our majority-owned subsidiary, NDeX, to our six law firm customers and, on residential real estate located in California directly to mortgage lenders and loan servicers. We currently own 93.8% of the membership interests in NDeX. Generally, NDeX assists its law firm and other customers in processing foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files, in connection with residential mortgage defaults in California, Indiana, Michigan, Minnesota, Nevada, Texas, and Georgia. NDeX also provides real estate title services to the Barrett Law Firm and provides loan modification and loss mitigation support on mortgage default files to its customers.

Our largest customer is the Barrett Law Firm, which represented approximately 53% of our mortgage default processing services segment revenues and 19.3% of our total revenues in 2012. Trott & Trott is our second largest customer, representing 27% of our mortgage default processing services segment revenues and 9.9% of our total revenues in 2012. In 2012, the top 10 clients of our law firm customers accounted for 80% of the mortgage default case files handled by our law firm customers. In 2012, we received approximately 210,100 mortgage default case files for processing from our customers.

Pursuant to 15- to 25-year services agreements, NDeX is the sole provider of processing services for foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files, for residential mortgage defaults to its six law firm customers. These contracts provide for the exclusive referral to NDeX of processing work related to residential mortgage default case files handled by each law firm. All of NDeX’s customers pay a fixed fee per file based on the type of file NDeX services. The initial term of our services agreements with the Trott & Trott and the Barrett Law Firm expire in 2021 and 2033, respectively. The initial term of our services agreements with other law firm customers expire between 2022 and 2030. In each case, the initial terms of these services agreements will automatically renew for up to two successive five-to ten-year periods unless either party elects to terminate at the end of the term with prior notice. During the term of our services agreement with our law firm customer in Indiana, we have agreed not to provide mortgage default processing services with respect to real estate located in Indiana for any other law firm. Similarly, we have agreed with our law firm customer in Minnesota not to provide our services to any other law firm with respect to Minnesota real estate during the term of our services agreement. For the years ended December 31, 2012, 2011 and 2010, our mortgage default processing services segment accounted for 36%, 42%, and 52% of our total revenues and 52%, 60% and 72% of our Professional Services Division’s total revenues, respectively.

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

Fees. Government sponsored entities, including Fannie Mae and Freddie Mac, monitor and establish guidelines that are generally accepted by mortgage lending and mortgage servicing firms nationwide for the per file case fees to be paid to their counsel. Thus, our law firm customers receive a fixed fee per file from their clients. We receive our agreed upon fixed fee per file from the applicable law firm. Under the services agreements with our law firm customers, we are entitled to receive a fee when the file is referred to us to begin processing a residential mortgage case file, regardless of whether the case proceeds all the way to foreclosure, eviction, bankruptcy or litigation. If our customers’ client proceeds to eviction or chooses to litigate, or if the borrower files for bankruptcy, and in some instances when the time to process the file is prolonged, we receive additional fixed fees per case file. In California, foreclosures may be undertaken by non-attorneys. Thus, in the case of the majority of California foreclosure files, we receive the full fee directly from our customers, the mortgage lender or loan servicers. In 2012, the fees we received for processing files were increased for the majority of the states where we process files based on the increase in the consumer price index or, in certain states, based on negotiated fee increases.

Technology. NDeX has two proprietary case management software systems which store, manage and report on the large amount of data associated with each foreclosure, bankruptcy, eviction or litigation case file serviced by NDeX in each of the states in which we do business. Under both systems, each case file is scanned, stored and tracked digitally, thereby improving record keeping. The systems also provide NDeX’s management with real-time information regarding employee productivity and the status of case files.

Professional Services - Litigation Support Services Segment

Through our litigation support services segment, we provide outsourced litigation support services to major United States and global companies and their in-house lawyers and law firms, through DiscoverReady, and we provide outsourced appellate services to local and regional law firms through Counsel Press. DiscoverReady, in which we own a 90.1% interest, provides discovery management solutions, including data processing and hosting, predictive coding, data analytics and document review. Counsel Press assists law firms in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats. For the years ended December 31, 2012, 2011 and 2010, our litigation support services segment accounted for 34%, 29% and 20% of our total revenues and 48%, 40% and 28% of our Professional Services Division’s total revenues, respectively. The largest customer in the litigation support services segment, Bank of America, accounted for nearly 35% of segment revenue and 12% of Company revenues in 2012.

Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation, regulatory and government investigation matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady assists these companies and their counsel in document reviews, managing the discovery process, and hosting and processing data. DiscoverReady also provides related technology management services.

DiscoverReady’s integrated approach allows clients to (i) single source their discovery process, (ii) reduce risk and improve continuity of services, (iii) gain significant transparency into litigation spend and (iv) realize cost savings compared to traditional discovery processes. DiscoverReady is continuing to build on this value proposition and enhance its image as an innovative industry leader through the development of several proprietary document review automation and workflow tools such as Predictive Coding Plus™, Predictive Culling™, i-Decision® and PrivBank®.

DiscoverReady offers a compelling value proposition to its customers through its cohesive and fully integrated discovery management solution, comprised of four main service offerings:

1.	Processing: DiscoverReady has processing facilities in New York and California and possesses capabilities that are on par with the largest companies in the sector;

2.

Predictive Coding: DiscoverReady’s team of experts leverages industry leading technologies like Equivio Relevance along with its proprietary Predictive Coding Plus™ and PrivBank® technologies to deliver state-of-the-art and award-winning predictive coding services;

3.	Hosting: DiscoverReady has made multimillion dollar investments into its network and infrastructure, which has created a sophisticated and secure hosting environment that is a competitive differentiator; and

4.	Managed Review: DiscoverReady is a pioneer in the managed review industry, and its extensive experience provides it with a deep understanding of substantive document review issues clients face.

Unlike many competitors who offer piecemeal solutions, DiscoverReady’s end-to-end solution integrates technology, management metrics and efficient processes into discovery and managed review to make the Company a go-to service provider for corporations and law firms.

Our litigation support services professionals at Counsel Press provide clients with consulting services, including procedural and technical advice and support with respect to U.S. state and federal appellate processes. With our assistance, our customers are able to file high-quality appellate briefs, records, appendices, and other documents that comply with the highly-localized and specialized rules of each court in which appeals are filed. Counsel Press also offers a full range of traditional printing services and electronic filing services. For example, Counsel Press provides the appellate bar with printing and filing services using its “Counsel Press eBrief” electronic and interactive court filing technology, which converts paper files containing case citations, transcripts, exhibits and pleadings, as well as audio and video presentations, into integrated and hyperlinked electronic media that can be delivered on CD-ROM or over the Internet. Counsel Press’ case management system and other proprietary business process applications are an important component of our digital strategy that enables our customers to more efficiently manage the appeals process.

Our appellate services are critical to our customers as their ability to satisfy their clients’ needs depends upon their ability to file a timely appeal that complies with a particular court’s technical requirements. Using our proprietary case management system, Counsel Press is able to process, even on short notice, files that exceed 50,000 pages, producing on-deadline filings meeting exacting court standards. In 2012, Counsel Press assisted more than 7,000 individual attorneys located in several foreign countries, 48 states and Puerto Rico, working within law firms, corporations, non-profit agencies, and government agencies in organizing, printing, and filing appellate briefs and other documents in 90 jurisdictions, including many states, all of the federal courts of appeals and the U.S. Supreme Court. In addition to its appellate services, Counsel Press provides additional tracking and professional services to its clients.

Fees. We charge our customers fees for our litigation support services, which are generally based upon the volume of data we manage, process and host, the number of documents we review, the type of technology utilized, the number of consulting hours employed, the size and complexity of the matter, and the requirements of the court or client.

Technology. DiscoverReady uses technology-aided systems to host, manage and automate the document review process. These systems are consolidated in our New York, Michigan, Connecticut, California and Massachusetts data centers, and are used nationwide in our e-discovery efforts. We have developed flexible technology that integrates third-party and custom-built tools to deliver efficient combinations of data collection, processing, hosting, review, privilege identification and production to our customer projects. Our technology allows us to simultaneously support numerous projects, allowing each to be in a different stage, and to operate with a custom workflow. Our systems and processes follow rigorous security standards and routinely pass our customers’ exacting standards and audits. We consistently improve the system that delivers our e-discovery process by adding new technology and by increasing automation. In 2012, we deployed our next generation system, which has significantly increased the speed, capacity and capability of our processes.

Counsel Press uses a proprietary case-management system and proprietary web-based applications within that system to manage our customer relationships and files. Each Counsel Press staff member has access to real-time information about any file we are managing, or have managed, or seek to manage. We store large amounts of data and summarize that data for our management and staff in reports on productivity, workload, market opportunity, case management and case processing functions. Our primary customer-facing technology is our CP Client Portal, which is available via secure Internet connection. The CP Client Portal provides our clients real-time access to the information we create and files we collect.

Business Information

Our business information products are important sources of necessary information for the legal, financial and real estate sectors in the 19 markets that we serve in the United States. We provide our business information products through our portfolio of approximately 60 publications and 80 web sites. We also operate specialized information services covering legislative and regulatory activities and providing transcription, media monitoring and translation services.

We believe, based on our 2012 revenues, we are the second largest publisher of court and commercial publications that specialize in carrying public notices in the United States. Our business information products contain proprietary content written and created by our staff and local expert contributors and stories from newswires and other relevant sources. Our journalists and contributors contribute, on average, over 1,000 articles and stories per week to our print titles and web sites that are tailored to the needs and preferences of our targeted markets.

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

In addition to our various print titles, we employ a digital strategy to provide our business information products electronically through our web sites, mobile application and our email notification systems that offer both free and subscription-based content. We customize the delivery of our proprietary content to meet our customers’ needs. Our email notification systems allow us in real-time to provide up-to-date information to customers, who can conveniently access such information, as well as other information on our web sites, from a desktop, laptop or mobile device. Our digital strategy acts both as a complement to our print publications, with subscribers to a variety of our publications having access to web sites and email notifications associated with such publications, and independently, with exclusive paid subscription access to most of our web services. Our electronic content includes access to stand-alone subscription products, archives of articles, legislative and regulatory tracking and alert services and case digests containing case summaries, local verdicts and settlements, judicial profiles and email alerts containing case summaries and links to decisions in subscribers’ selected practice areas.

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

Through DataStream, we offer customized access to databases which provide state and federal legislative and regulatory information. DataStream’s proprietary processes and technology transform highly complex and unstructured data into valuable products and services for its business and government clients. It specializes in applying XML markup language to convert complex and unstructured data into “smarter” forms, allowing flexible queries and dynamic database updates. DataStream’s proprietary business lines include Legislative Impact® and Regulatory Impact®, data management technologies which simplify searches of vast federal databases and are licensed to business clients and to the U.S. House of Representatives Office of Legislative Counsel. DataStream also offers other data management, conversion and analytic tools and services.

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

Advertising. All of our print products, as well as a large number of our electronic products, carry commercial advertising, which consists of display and classified advertising. For the years ended December 31, 2012, 2011 and 2010, advertising (including revenues from events discussed under “Seminars, Programs and Other Events” below) accounted for 9%, 9% and 8% of our total revenues and 30%, 29% and 27% of our Business Information Division’s total revenues, respectively. We generate our advertising revenues from a variety of local business and individual customers in the legal, financial and real estate sectors that we serve. For example, our top 10 advertising customers only represented, in the aggregate, 1.4% of our total Business Information revenues in 2012. Additionally, for the year ended December 31, 2012, we derived approximately 95% of our advertising revenues from local advertisers and about 5% of our advertising revenues from national advertisers (i.e., advertisers that place advertising in several of our publications at one time). Because spending by local advertisers is generally less volatile than that of national advertisers, we believe that our advertising revenue streams carry a greater level of stability than publications that carry primarily national advertising and therefore we are better positioned to withstand broad downturns in advertising spending.

Public Notices. Public notices are legal notices required by federal, state or local law to be published in qualified publications. A publication must typically satisfy several legal requirements in order to provide public notices. In general, a publication must possess a difficult-to-obtain U.S. Postal Service periodical permit, be of general and paid circulation within the relevant jurisdiction, include news content, and have been established and regularly and uninterruptedly published for one to five years immediately preceding the first publication of a public notice. Some jurisdictions also require that a public notice business be adjudicated by a governmental body. We are qualified in 18 of our markets in which we publish court and commercial newspapers or business journals to carry public notices. Among the many different type of public notices in our newspapers are foreclosure notices, trustee and sheriffs’ sale notices, unclaimed property notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, election notices, bond issuances, zoning notices, notices of governmental hearings and bid solicitation and awards and governmental budget notices. For the years ended December 31, 2012, 2011 and 2010, public notices accounted for 13%, 12% and 16% of our total revenues and 43%, 42% and 55% of our Business Information Division’s total revenues, respectively. We believe that over 90% of our public notice customers in 2012 also published public notices in 2011. Our primary public notice customers include real estate-related businesses and trustees, governmental agencies, attorneys and businesses or individuals filing fictitious business name statements.

Subscription-Based Revenues and Other. We sell our business information products primarily through subscriptions to our publications, web sites and email notification systems, legislative databases, and transcription services. We also provide commercial printing services and sell database information through royalty or licensing fee arrangements. For the years ended December 31, 2012, 2011 and 2010, our subscription-based and other revenues accounted for 8%, 8% and 5%, respectively, of our total revenues and 28%, 28% and 18% of our Business Information Division’s total revenues, respectively. Subscription renewal rates for our business information products were 82% in the aggregate in 2012, compared to 80% in 2011. Our high renewal rates reflect reliance on our products as sources of necessary information by the business communities in the markets we serve.

Seminars, Programs and Other Events. We believe that one of our strengths is our ability to develop, organize and produce professional education seminars, awards programs and other local events to demonstrate our commitment to our targeted business communities, extend our market reach and introduce our services to potential customers. While we generally charge admission and/or sponsorship fees for these seminars, awards programs and other local events, these events also offer opportunities for cross-promotion and cross-selling of advertising with our local print products that produce the event. Our sponsored events attracted approximately 38,000 attendees and 900 paying sponsors in 2012. Revenues from our events are included as part of our display and classified advertising revenues.

Printing. We print seven of our business information publications at one of our three printing facilities located in Baltimore, Minneapolis and Oklahoma City. The printing of our other print publications is outsourced to printing facilities owned and operated by third parties. We purchase some of our newsprint from U.S. producers directly, but most of our newsprint is purchased indirectly through our third-party printers. Newsprint prices are volatile and fluctuate based upon factors that include both foreign and domestic production capacity and consumption. Newsprint, together with outsourced printing costs, accounted for about 7% of operating expenses attributable to our Business Information Division in the year ended December 31, 2012.

Investments

We have, at times, made strategic minority investments in private companies. We currently have two investments, the most significant of which is The Detroit Legal News Publishing, LLC (“DLNP”), Michigan’s largest court and commercial newspaper publisher, which we account for under the equity method. DLNP also publishes several other court and commercial newspapers and operates a statewide public notice placement network. We own a 35.0% membership interest in DLNP.

Competition

Professional Services Division - Mortgage Default Processing Services

Some mortgage loan lenders and servicers have in-house mortgage default processing service departments, while others outsource this function to law firms that offer internal mortgage default processing services or have relationships with third-party providers of mortgage default processing services. We estimate that the outsourced mortgage default processing services market primarily consists of the back-office operations of approximately 350 local and regional law firms, and a few multi-state third-party providers. Mortgage lending and mortgage loan servicing firms demand high service levels from their counsel and the providers of mortgage default processing services, with their primary concerns being the efficiency and accuracy by which counsel and the provider of processing services can complete the file and the precision with which loss mitigation efforts are pursued. Accordingly, mortgage default processing service firms compete on the basis of efficiency by which they can process files and the quality of their mortgage default processing services.

Professional Services Division – Litigation Support Services

The market for litigation support services is highly fragmented and we believe that it includes a large number of document review companies and appellate service providers across the country as well as an unknown number of law firms who provide these services directly for their clients. We also believe that many United States companies that would benefit from our litigation support services have in-house legal departments that provide and manage a number of our services for the company. We compete with a large number of service providers in this segment and believe that document review and discovery management service providers (like DiscoverReady) include consulting practices of a number of major accounting firms and general management consulting firms. We believe that most appellate service providers (like Counsel Press) are general printing service companies that do not have the resources or experience to assist counsel with large or complex appeals or to prepare electronic filings, including hyperlinked digital briefs being required by an increasing number of appellate courts. This presents us with an opportunity to compete on the basis of the quality and array of services we offer, as opposed to just the price of such services. We believe that, in addition to price pressure, the other principal competitive factors in this segment are our ability to attract and retain qualified professionals, our relationships with customers, our reputation and the ability to provide high-quality services while still managing engagements effectively.

Business Information Division

Our Business Information Division’s customers focus on the quantity and quality of necessary information, the quantity and type of advertising, timely delivery and price. We benefit from well-established customer relationships in each of the target markets we serve. We have developed these strong customer relationships over an extended period of time by providing timely, relevant and dependable business information products that have created a solid foundation of customer loyalty and a recognized brand in each market we serve.

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

We compete for display and classified advertising and circulation with at least one metropolitan daily newspaper and one local business journal in many of the markets we serve. Generally, we compete for these forms of advertising on the basis of how efficiently we can reach an advertiser’s target audience and the quality and tailored nature of our proprietary content. We compete for public notices with usually one metropolitan daily newspaper in the 18 markets in which we are qualified to publish public notices. We compete for public notices based on our expertise, focus, customer service and competitive pricing.

Our legislative and political information businesses, DataStream and Federal News, are based chiefly on a subscription model, and by providing highly targeted or uniquely customized information, both have developed long-term and close customer relationships. DataStream’s management and conversion of data for government clients, including the U.S. House of Representatives and the Library of Congress, have allowed DataStream to develop proprietary systems for efficiently capturing and enhancing complex feeds of government data which, in turn, are relied upon by the leading business and legislative information service providers and aggregators in Washington D.C. We believe these relationships with both government information sources and the distributors of government information create a significant barrier to entry, with our main competitors being large information and data service providers. Federal News Service, which provides transcription services to information aggregators in addition to news media, government relations professionals, government agencies and foreign embassies, does face direct competition from a Washington D.C.-based legislative and political information service.

Intellectual Property

We rely on a combination of trademark, copyright, and patent laws and filings, as well as trade secrets laws, license agreements and confidentiality agreements and practices, to protect our intellectual property and proprietary rights. We own many registered and unregistered trademarks for use in our business, including trademarks in the mastheads of our print products, and trade names, including NDeX, Counsel Press and DiscoverReady. If trademarks remain in continuous use in connection with similar goods or services, their term can be perpetual, subject, with respect to registered trademarks, to the timely renewal of their registrations with the United States Patent and Trademark Office.

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

We currently have 9 United States patent applications pending on recent DiscoverReady, Datastream and NDeX innovations, and in 2013 the U.S. Patent and Trademark office granted DiscoverReady a patent on an innovation used in the i-Decision® tool. We have copyright and trade secret rights in our proprietary case management software systems, document conversion system and other software products and information systems. We also have extensive subscriber and other customer databases we believe would be extremely difficult to replicate. We attempt to protect our software, systems and databases as trade secrets by restricting access to them and by using confidentiality agreements.

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

Employees

As of December 31, 2012, we employed 1,708 persons, of whom 902 were employed by NDeX in our mortgage default processing services segment, 271 were employed in our litigation support services segment, 472 were employed in our Business Information Division (which is also a segment) and 63 of whom served in executive or administrative capacities. Three unions represent a total of 16 employees. We believe we have a good relationship with our employees.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks as well as the other information contained in this annual report on Form 10-K, including our consolidated financial statements and the notes to those statements, before investing in shares of our common stock. As indicated earlier in this annual report on Form 10-K under the title “Cautionary Note Regarding Forward-Looking Statements,” certain information contained in this annual report are forward-looking statements. If any of the following events actually occur or risks actually materialize, our business, financial condition, results of operations or cash flow could be materially adversely affected and could cause our actual results to differ materially from the forward-looking statements in this annual report on Form 10-K. In that event, the trading price of our common stock could decline and you could lose all or part of your investment.

Risks Relating to Our Business in General

We may be required to incur additional indebtedness or raise additional capital to fund our operations, repay our indebtedness, fund capital expenditures, or make acquisitions, and this additional cash may not be available to us on satisfactory timing or terms or at all.

Our ability to generate cash depends in part on general economic, financial, legislative and regulatory conditions in the markets which we serve and as they relate to the industries in which we do business and other factors outside of our control. We derive a significant portion of our revenues from foreclosures (approximately 36% of our total revenues in 2012), so legislation, loss mitigation, loan modifications, short sales and other factors that significantly reduce or delay foreclosures may adversely impact our ability to use cash flow from operations to fund day-to-day operations in our mortgage default processing services segment and Professional Services Division, and, to a lesser extent, our Business Information Division, to repay our indebtedness, to fund capital expenditures, to meet our cash flow needs and to pursue an expansion of our business through acquisitions or increased capital spending. We may, therefore, need to incur additional indebtedness or raise funds from the sale of additional equity. Financing, however, may not be available to us at all, at an acceptable cost or on acceptable terms, when needed. Our existing bank credit facility may also limit our ability to raise additional funds through debt or equity financing. In addition, if we issue a significant amount of additional equity securities, the market price of our common stock could decline and our stockholders could suffer significant dilution of their interests in us.

Our failure to comply with the covenants in our debt instruments could result in an event of default that could adversely affect our financial condition and ability to operate our business as planned if we are not successful in obtaining a waiver of our failure to comply with our covenants.

We have, and will continue to have, significant debt and debt service obligations. Our credit agreement contains, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that require us to meet certain quarterly financial metrics and that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. As of June 30, 2012, we expected to fall short of our earned minimum adjusted EBITDA covenant and as of September 30, 2012, we expected to fall short of our earned minimum adjusted EBITDA and cash flow leverage ratio covenant, and we obtained waivers of compliance with that covenant for those periods from the required lenders. Additionally, on October 5, 2012, we entered into an amendment to our Third Amended and Restated Credit Agreement that modified this and other financial covenants and applied to covenant compliance assessment for the third quarter of 2012. Our failure to comply with the covenants in our credit agreement may result in an event of default, which if not cured or waived, could result in the banks accelerating the maturity of our indebtedness or preventing us from accessing availability under our credit facility. In addition, our lenders may require us to prepay outstanding indebtedness under the credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. In addition, the indebtedness under our credit agreement is secured by a security interest in substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries, and therefore, if we are unable to repay such indebtedness the banks could foreclose on these assets and sell the pledged equity interests, which would adversely affect our ability to operate our business.

If our indefinite-lived intangible assets (including goodwill) or finite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.

In the course of our operating history, we have acquired numerous assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of indefinite-lived and finite-lived intangible assets on our financial statements. At December 31, 2012, our indefinite-lived intangible assets (including goodwill) were $151.3 million, in the aggregate, and our finite-lived intangible assets, net of accumulated amortization, were $162.2 million. If we acquire new assets or businesses in the future, as we generally intend to do, we may record additional goodwill or other intangible assets.

We assess our goodwill for impairment on an annual basis using a measurement date of November 30. Accounting standards require that we also assess the impairment of our goodwill and identifiable intangible assets whenever events, circumstances or other conditions indicate that we may not recover the carrying value of the asset. This may require us to conduct an interim assessment of our goodwill and finite-lived intangible assets. As a result of this interim assessment, we may record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or identifiable intangible assets is determined. A significant charge to earnings, if taken, could adversely affect our business, financial position, results of operations, and future earnings. For example, we determined that our goodwill as of September 30, 2012, in the Mortgage Default Processing Services reporting unit was fully impaired. We then determined there was no additional impairment of our goodwill at the annual measurement date of November 30. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Intangible Assets and Other Long-Lived Assets” later in this report for information about our annual test of goodwill impairment. We recorded an impairment charge of $163.5 million, in the aggregate, in 2012 related to discontinued operations and impaired assets. Future circumstances could result in significant charges to earnings, which could adversely affect our business, financial position, results of operations, and future earnings.

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

We may, from time to time, be subject to or named as a party in libel actions, negligence claims, contract claims, infringement claims and other legal proceedings in the ordinary course of our business given the editorial content of our business information products, the rules with which our litigation support services and mortgage default processing businesses must comply, the deadlines these businesses must meet, the vast amounts of sensitive data with which our businesses deal, and the technologies we use and create in our businesses. We could incur significant legal expenses and our management’s attention may be diverted from our operations in defending ourselves against and resolving claims. An adverse resolution of any future lawsuit or claim against us could result in a negative perception of us, cause the market price of our common stock to decline, and have an adverse effect on our operating results and growth prospects.

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

We rely on our proprietary case management software systems, our document hosting, processing, conversion and review systems, and our websites and online networks, and a disruption, failure or security compromise of these systems may disrupt our business, damage our reputation and adversely affect our revenues and profitability.

Our proprietary case management software systems are critical to our mortgage default processing service business because they enable us to efficiently and timely service a large number of foreclosure, bankruptcy, eviction and, to a lesser extent, litigation and other mortgage default related case files. Our litigation support services businesses rely upon proprietary document hosting, conversion, processing and review systems that facilitate our efficient processing of documents, data, document review, appellate briefs, records and appendices. Similarly, we rely on our websites, online networks, and email notification systems to provide timely, relevant and dependable business information to our customers. Therefore, network or system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters and similar events, could have an adverse impact on our operations, customer satisfaction and revenues due to degradation of service, service disruption or damage to equipment and data.

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

Our common stock has traded on the New York Stock Exchange under the symbol “DM” since August 2, 2007. Since that time, the closing sales price of our common stock has ranged from a high of $30.84 to a low of $2.53 per share. The market price of our common stock could continue to fluctuate significantly in the future. Some of the factors that could affect our share price include, but are not limited to:

•	variations in our quarterly or annual operating results;

•	changes in the legal or regulatory environment affecting our business;

•	changes in our earnings estimates or expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the contents of published research reports about us or our industry or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any issues related to our debt covenants or indebtedness that may occur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	future offerings of debt or equity;

•	future offerings of our common stock in the public market;

•	general economic, market and political conditions; and

•	the occurrence of, or heightened public concern regarding, the risk factors listed in this Item 1A.

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

We may pursue additional acquisition opportunities, which we may not do successfully and which may subject us to considerable business and financial risks.

We have grown through opportunistic acquisitions of professional services and business information businesses, and over time we may continue to pursue additional acquisition opportunities. While we evaluate potential acquisitions on an ongoing basis, we may not be successful in assessing the value, strengths and weaknesses of acquisition opportunities or completing acquisitions on acceptable terms. For example, to the extent that market studies performed by third parties are not accurate indicators of market and business trends, we may not appropriately evaluate or realize the future market growth or business opportunities in targeted geographic areas and business lines that we expect from an acquisition. Furthermore, we may not be successful in identifying acquisition opportunities, and suitable acquisition opportunities may not be made available or known to us. In addition, we may compete for certain acquisition targets with companies that have greater financial resources than we do. Our ability to pursue acquisition opportunities may also be limited by non-competition provisions to which we are subject. For example, our abilities to carry public notices in Michigan and to provide mortgage default processing services in Indiana and Minnesota are limited by contractual non-competition provisions. We may finance future acquisitions through cash provided by operating activities, borrowings under our bank credit facility, to the extent allowed by the terms of the credit facility; and/or other debt or equity financing, including takedowns on our $200 million shelf registration statement filed on January 25, 2013. All of these financing mechanisms could reduce our cash available for other purposes or, in the case of a common stock or other equity offering under our shelf registration statement, substantially dilute your investment in us. For example, we were required to incur additional indebtedness to fund the acquisitions of Barrett-NDEx, DiscoverReady, and ACT, and this additional debt consumed a significant portion of our ability to borrow and may limit our ability to pursue other acquisitions or growth strategies.

We may incur significant expenses while pursuing acquisitions, which could negatively impact our financial condition and results of operations. Acquisitions that we complete may expose us to particular business and financial risks that include, but are not limited to:

•	diverting management’s time, attention and resources from managing our business;

•	incurring additional indebtedness and assuming liabilities;

•	incurring significant additional capital expenditures and operating expenses to improve, coordinate or integrate managerial, operational, financial and administrative systems;

•	experiencing an adverse impact on our earnings from non-recurring acquisition-related charges or the write-off or amortization of acquired goodwill and other intangible assets;

•	failing to integrate the operations and personnel of the acquired businesses;

•	failing to implement or maintain our centralized accounting, circulation, and information systems effectively and efficiently because of additional demands from expanded business;

•	endangering our compliance with applicable rules and regulations as the size and complexity of our business increases;

•	facing operational difficulties in new markets or with new product or service offerings; and

•	failing to retain key personnel and customers of the acquired businesses, including subscribers and advertisers for acquired publications, clients of the law firm customers served by acquired mortgage default processing and other customers served by acquired mortgage default processing and litigation support services businesses.

We may not be able to successfully manage acquired businesses or increase our cash flow from these operations. If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas. In addition, the increased costs associated with our acquisitions and capital expenditures aimed at organic growth may not be offset by corresponding increases in our revenues, which would decrease our operating margins.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated by-laws may discourage, delay or prevent a merger or acquisition that you may consider favorable or prevent the removal of our current board of directors and management.

Our amended and restated certificate of incorporation and amended and restated bylaws could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the price of our common stock and your rights as a holder of our common stock. For example, our amended and restated certificate of incorporation and amended and restated bylaws (1) permit our board of directors to issue one or more series of preferred stock with rights and preferences designated by our board, (2) stagger the terms of our board of directors into three classes and (3) impose advance notice requirements for stockholder proposals and nominations of directors to be considered at stockholders’ meetings. These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than the candidates nominated by our board. We are also subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company. In addition, our bank credit facility contains provisions that could limit our ability to enter into change of control transactions.

Risks Relating to Our Professional Services Division

If the number of case files referred to us by our mortgage default processing service law firm customers (or loan servicers and mortgage lenders we serve directly for mortgage default files in California) decreases or fails to increase, or if regulatory, market or other factors cause our law firm customers or their clients to fail to timely pay for our services, or to pay at all, or if the fees paid to us do not provide an adequate margin above our costs of providing these services, our operating results and ability to execute our long-term growth strategy could be adversely affected.

NDeX has six law firm customers and provides mortgage default professing services directly to lenders and loan servicers for residential real estate in California. Revenues from NDeX constituted 52% and 60% of our Professional Services Division’s revenues in 2012 and 2011, respectively, and 36% and 42% of our total revenues in 2012 and 2011, respectively. We are paid different fixed fees for each foreclosure, bankruptcy, eviction, litigation, and other mortgage default related case files referred by these six law firms to us for processing services. Therefore, the success of NDeX and our mortgage default processing services segment is tied to the number of these case files that each of our law firm customers receives from their mortgage lending and mortgage loan servicing firm clients and the number of California foreclosure files we receive directly from our mortgage lender and loan servicer customers, as well as the fees that we able to negotiate for our services. In 2012, our largest law firm customer was the Barrett Law Firm, who represented 53% of our mortgage default processing services revenues and 48% of the accounts receivable for mortgage default processing services. Trott & Trott was our second largest law firm customer in 2012, and accounted for 27% of these revenues. Also, in 2012, the top ten clients for all of our law firm customers, on an aggregated basis, accounted for 80% of the case files our law firm customers directed to us for mortgage default processing services.

Our operating results and ability to execute our growth strategy could be adversely affected if (1) any of our law firm customers lose business from their clients; (2) these clients are affected by changes in the market and industry or other factors that cause them to be unable to pay for the services of our law firm customer or reduce the volume of files referred to our law firm customers which they direct us to process; (3) the fees we are paid do not provide us an acceptable margin on our services, or (4) our law firm customers are unable to attract business from current or new clients for any reason, including any of the following: the provision of poor legal services, the loss of key attorneys (such as David A. Trott, who has developed and maintains a substantial amount of Trott & Trott’s client relationships), the desire of the law firm’s clients to allocate files among several law firms, or a decrease in the number of residential mortgage foreclosures in the states where we do business, including due to market factors or governmental action. A failure by one or more of our law firm customers to pay us the full amount owed to us, or to pay fees which adequately cover our costs of providing the services, as a result of these or other factors could materially reduce the cash flow of NDeX and result in losses in our mortgage default processing services segment. Further, to the extent that the law firm clients direct the law firms to use another provider of mortgage default processing services or those clients conduct such services in-house, the number of files we process would be adversely affected. We could also lose any law firm customer if we materially breach our services agreement with such customer.

Laws enacted to reduce foreclosures, voluntary foreclosure relief and avoidance programs, and delays by servicers or lenders, as well as governmental investigations, litigation, court orders, and settlements have had an adverse effect on our mortgage default processing services and public notice operations, and the adverse effect could increase as the marketplace continues to absorb the consequences of the new laws, regulations, and orders, and as new bills and regulations are introduced in the future.

Since 2008, federal, state and local governmental entities and leaders have focused significant attention on foreclosures. Some of the legislation and other actions have had an adverse impact on the number of mortgage default case files NDeX has been asked to process, the length of time and amount of work it takes to process such files, the time over which we recognize revenue associated with the processing of those files, our margins on our services, and the number of foreclosure public notices placed in our Business

Information products and DLNP (our equity method investment) for publication. The past year continued to include legislation and agency actions aimed at mitigating foreclosures, additional scrutiny on mortgage foreclosures, and voluntary stoppages of foreclosures by servicers and lenders. The state attorneys general continued to review the country’s foreclosure processes, which culminated in a multi-state settlement in 2012. The significant focus by various governmental entities and leaders may continue to result in new and increased governmental regulation and agency actions of residential mortgage products or the foreclosure of delinquent loans. Past programs have included compliance deadlines over time and therefore even existing governmental actions may continue to have new effects on the marketplace in the future. If new or more stringent regulations are enacted, or if future deadlines included in past government programs have future effects on our customers and/or their clients, our number of mortgage default files that our law firm customers direct us to process (or that we receive for processing from our California mortgage lender and loan servicer customers) or our profitability on the files we do receive could be adversely effected.

Given the intense scrutiny, lawsuits, regulatory actions, and legislated or agreed process changes that residential mortgage foreclosure servicers have experienced in the past two and one-half years, servicers have continued to react by reviewing, verifying and changing their policies and procedures, applying more steps, checks, and reviews to pending foreclosures, and releasing into foreclosure only those cases that have been carefully reviewed and are in compliance with all new requirements. Many servicers also reacted to this environment of increased scrutiny by requesting additional information and process verification from law firms and other third-party vendors. These servicer actions have continued to reduce the margins and the number of mortgage defaults being referred to begin foreclosure. Voluntary programs and other actions to decrease or delay foreclosure by lenders and servicers may continue to slow the pace of referrals, increase the work we must do on files, and reduce the margin on our services.

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

Similarly, new or more stringent bills, regulations and court orders could adversely affect when public notices are sent to our business information products or DLNP (our minority investment) for publication. If legislation settlements, court orders or programs are successful in reducing the number of mortgages going into default, then the number of foreclosure public notices referred to us or DLNP for publication will also be reduced. If any of these occur, it could have a negative impact on our earnings and growth.

Certain senior employees of NDeX are also shareholders and principal attorneys of our law firm customers and therefore, may under certain circumstances have interests that differ from or conflict with our interests.

Certain executive vice presidents and senior executives of NDeX are also the principal attorneys and shareholders of NDeX’s six law firm customers. For example, until February 2013, NDeX’s chairman was David A. Trott, and Jay Frappier continues to be a senior vice president of NDeX. Other senior executives with NDeX also are shareholders and principal attorneys of our law firm customers. In addition, certain members of the senior management at Barrett-NDEx own an interest in NDeX and have the right to require that we redeem their interest (See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Noncontrolling Interest” later in this report). As a result of these relationships with NDeX and our law firm customers, Mr. Frappier and other senior individuals may experience conflicts of interest in the execution of their duties on behalf of us. The resolutions of these conflicts might not be in a manner favorable to us. For example, they may be precluded by their ethical obligations as attorneys or may otherwise be reluctant to take actions on behalf of us that are in our best interests, but may not be in the best interests of their law firms or their clients. Further, as licensed attorneys, they may be obligated to take actions on behalf of their law firms or their respective clients that are not in our best interests. In addition, Mr. Trott has other direct and indirect relationships with DLNP and other vendors NDeX uses that could cause similar conflicts. See “Related Party Transactions and Policies — David A. Trott” in our proxy statement and Note 15 to our consolidated financial statements for a description of these relationships.

We are highly dependent on the skills and knowledge of the individuals serving as chief executive officer and president of DiscoverReady as none of our executive officers had managed or operated a discovery management or document processing and review services company prior to our acquisition of this business.

We acquired an 85.0% equity interest in DiscoverReady on November 2, 2009, and currently own 90.1% of these interests. DR Holdco LLC owns the remaining 9.9% membership interest in DiscoverReady. DR Holdco is a limited liability company owned by James K. Wagner, Jr. and Steven R. Harber, DiscoverReady’s chief executive officer and president, respectively, along with other DiscoverReady employees. DiscoverReady provides outsourced discovery management and document hosting, processing and review services to major United States and global companies and law firms. Prior to our acquisition of this business, our executive officers had not managed or operated a discovery management and document review business. Thus, we rely heavily on the management skills and experiences of Messrs. Wagner and Harber, who co-founded and built DiscoverReady and have a deep understanding of the discovery management and document processing and review business. If our executive officers cannot effectively manage and operate this business, the operating results and prospects for DiscoverReady, our litigation support services segment and our Professional Services Division may be adversely affected and we may not be able to execute our growth strategy with respect to DiscoverReady.

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

DiscoverReady generates revenue through fee-based arrangements for outsourced discovery management and document hosting, processing and review services with major United States and global companies and law firms. DiscoverReady’s top customer, which is in the financial services industry, accounted for 42% of its total revenues for 2012. Both the traditional DiscoverReady business and ACT, which DiscoverReady acquired in July 2011, have succeeded primarily through strong relationships with certain repeat clients and by working on large matters from repeat clients and new clients. Thus, the success of DiscoverReady is tied to our relationships with our key customers and our ability to continuously develop new customer relationships. Our operating results and ability to execute our growth strategy for DiscoverReady could be adversely affected if we lose business from our top repeat customers or we are unable to attract additional business from current or new customers for any reason, including any of the following: poor service, the loss of key employees, or the decision of our customers to perform document review services with their own staff or to use another provider. If any of these were to occur, it could reduce the cash flow of DiscoverReady and adversely affect the results of operations of this business.

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

Our advertising revenues and, to a lesser extent, circulation revenues depend upon a variety of factors specific to the legal, financial and real estate sectors of the 19 markets our Business Information Division serves. These factors include, among others, the size and demographic characteristics of the population, including the number of companies and professionals in our targeted business sectors, and local economic conditions affecting these sectors. For example, if the local economy or targeted business sector in a market we serve experiences a downturn, display and classified advertising, which constituted 30%, 29% and 27% of our Business Information revenues in 2012, 2011 and 2010, respectively, generally decreases for our business information products that target such market or sector. This was the case in 2009, when our display and classified advertising revenues decreased $5.2 million from 2008, due to a decrease in the number of ads placed in our publications as customers tightened discretionary spending in response to the local economic conditions in the markets we serve. Further, if the local economy in a market we serve experiences growth, public notices, which constituted 43%, 42% and 55% of our Business Information revenues in 2012, 2011 and 2010, respectively, may decrease as a result of fewer foreclosure proceedings requiring the posting of public notices. Our Business Information Division’s revenues could be particularly affected by economic or demographic changes in Minnesota or Missouri because revenues from our publications targeting each of these markets accounted for more than 10% of this division’s revenues in 2012 and/or 2011. If the level of advertising in our business information products or public notices in our court and commercial newspapers were to decrease, our revenues, cash flows and profitability could be adversely affected.

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

Our business and reputation could suffer if third-party providers of printing, delivery and outsourced technology services that we rely upon, as well as newspapers where we place foreclosure public notices, fail to perform satisfactorily.

We outsource a significant amount of our printing to third-party printing companies. As a result, we are unable to ensure directly that the final printed product is of a quality acceptable to our subscribers. We also outsource a significant amount of our technology and software systems support to third-party information technology vendors. Further, we rely on public notice newspapers in the markets where we process mortgage default files, including DLNP, to timely and accurately publish our foreclosure public notices. To the extent that any of these third party providers do not perform their services satisfactorily, do not have the resources to meet our needs or decide not to or are unable to provide these services to us on commercially reasonable terms, our ability to provide timely and dependable business information products, as well as our professional services, could be adversely affected. In addition, we could face increased costs or delays if we must identify and retain other third-party providers of these services.

Most of our print publications are delivered to our subscribers by the U.S. Postal Service. We have experienced, and may continue to experience, delays in the delivery of our print publications by the U.S. Postal Service. To the extent we try to avoid these delays by using third-party carriers other than the U.S. Postal Service to deliver our print products, we will incur increased operating costs. In addition, the U.S. Postal Service has proposed to significantly curtailing its delivery services on Saturdays, which could have an adverse effect on certain of our business information operations that publish Saturday editions of their papers. In addition, timely delivery of our publications is extremely important to many of our advertisers, public notice publishers and subscribers. Any delays in delivery of our print publications to our subscribers could negatively affect our reputation, cause us to lose advertisers, public notice publishers and subscribers and limit our ability to attract new advertisers, public notice publishers and subscribers.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive and corporate offices are located in Minneapolis, where we lease an aggregate of approximately 36,000 square feet under two separate leases. We also lease approximately 19,000 square feet of space in suburban Dallas which we use as a data center. We own our office facilities in Phoenix and Baltimore and our print facility in Minneapolis. We lease other properties in each of our operating divisions including the following principal locations:

•	NDeX leases an aggregate of approximately 94,000 square feet of office space in two locations in suburban Dallas,

•	NDeX subleases an aggregate of approximately 25,000 square feet of office space in suburban Detroit from Trott & Trott, PC,

•	DiscoverReady leases approximately 32,000 square feet of office space in Valencia, California,

•	DiscoverReady leases approximately 19,000 square feet in Charlotte,

•	DiscoverReady leases approximately 10,000 square feet of office space in New York City, and

•	Counsel Press leases approximately 21,000 square feet in New York City.

We consider our properties suitable and adequate for the conduct of our business. We believe we will not have difficulty renewing the leases we currently have or finding alternative space in the event those leases are not renewed.

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

Period	High	Low
Year Ended December 31, 2012
First Quarter	$10.87	$8.40
Second Quarter	$9.39	$6.01
Third Quarter	$6.75	$3.50
Fourth Quarter	$5.73	$3.12
Year Ended December 31, 2011
First Quarter	$14.65	$11.12
Second Quarter	$12.94	$8.19
Third Quarter	$9.20	$7.33
Fourth Quarter	$9.74	$8.18

On December 31, 2012, the closing price per share of our common stock was $3.89. We urge potential investors to obtain current market quotations before making any decision to invest in our common stock. On February 25, 2013, there were 1,184 holders of record of our common stock.

The holders of our common stock are entitled to receive ratably such dividends as may be declared by our board of directors out of funds legally available for dividends. We have not historically declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The payment of any dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements and surplus, contractual restrictions (including those in our credit agreement), outstanding indebtedness and other factors our board deems relevant.

Performance Graph

The following graph shows a comparison from December 31, 2007, through December 31, 2012, of cumulative stockholders total return for our common stock, companies we deem to be in our industry peer group for both our Business Information and Professional Services Divisions, the New York Stock Exchange Market Index and the Russell 3000 Index. The companies included in the industry peer group for the Business Information Division consist of Daily Journal Corp (DJCO), Dun & Bradstreet Corporation (DNB), IHS Inc. (IHS), Morningstar, Inc. (MORN), Reed Elsevier (ENL) and Wolters Kluwer NV (WTKWY). The companies included in the industry peer group for the Professional Services Division consist of Automatic Data Processing, Inc. (ADP), American Reprographics Co. (ARC), First American Financial Corporation (FAF), Fidelity National Financial, Inc. (FNF), Huron Consulting Group (HURN), Lender Processing Services, Inc. (LPS) and Thompson-Reuters Corp (TRI). The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 was invested on August 2, 2007, in our common stock, the companies in our peer group indices (weighted based on market capitalization as of such date), the NYSE Market Index and the Russell 3000 Index, at the closing per share price on that date. Data for the NYSE Market Index, Russell 3000 Index and our peer groups assume reinvestment of dividends. Since our common stock began trading on the New York Stock Exchange, we have not declared any dividends to be paid to our stockholders and do not have any present plans to declare dividends.

ASSUMES $100 INVESTED ON DEC. 31, 2007

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2012

Company/Market/Peer Group	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
The Dolan Company	100.00	22.59	35.00	47.72	29.21	13.34
NYSE Composite Index	100.00	60.85	78.24	88.89	85.62	99.46
Russell 3000 Index	100.00	62.70	80.49	94.13	95.07	110.67
Business Information Division Only	100.00	63.56	74.48	82.46	78.37	94.18
Professional Services Division Only	100.00	82.29	91.19	102.49	95.78	111.43

Source: Morningstar

Unregistered Sales of Securities and Issuer Purchases of Equity Securities

We did not have any unregistered sales of securities that were not described in a quarterly report on Form 10-Q or in a current report on Form 8-K during the year ended December 31, 2012.

We repurchased 137,500 shares of common stock during the first quarter of 2011. No shares of common stock have been repurchased during 2012.

Item 6.	Selected Financial Data

The following table presents our selected consolidated financial data for the periods and as of the dates presented below. You should read the following information along with “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes, all of which are included elsewhere in this annual report on Form 10-K. We derived the historical financial data for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 from our audited consolidated financial statements, included in this annual report on Form 10-K. We derived the historical financial data for the fiscal years ended December 31, 2009 and 2008 and the historical financial data as of December 31, 2010, 2009 and 2008, from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of the results of operations to be expected for future periods. These historical results include the operating results of businesses that we have acquired during each of the periods presented and exclude the results of discontinued operations for all periods. See Note 3 of our audited consolidated financial statements later in this report for more information regarding businesses we have acquired in each of 2011 and 2010, and Note 8 to our audited financial statements included in this filing on Form 10-K for businesses we have presented as discontinued operations.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
	(Unaudited)
Consolidated Statement of Operations Data:
Professional Services Division revenues	$179,600	$190,119	$210,469	$170,240	$99,496
Business Information Division revenues	74,711	78,493	83,826	85,397	84,322

Total revenues	254,311	268,612	294,295	255,637	183,818

(Loss) income from continuing operations	$(96,865)	$21,457	$35,288	$34,303	$16,725
Net (loss) income attributable to The Dolan Company	$(101,756)	$19,493	$32,355	$30,813	$14,303
(Loss) income from continuing operations attributable to The Dolan Company per share:
Basic	$(2.88)	$0.65	$1.07	$1.02	$0.54
Diluted	$(2.88)	$0.65	$1.07	$1.02	$0.53

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Total assets	$449,540	$615,603	$535,401	$528,290	$470,627
Long-term debt, less current portion	150,881	168,724	131,568	137,960	143,450

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2012, our total revenues decreased $14.3 million, or 5.3%, from $268.6 million in 2011 to $254.3 million in 2012, primarily as a result of a $20.8 million decrease in our mortgage default processing services revenues and a $3.8 million decrease in our Business Information Division revenues, partially offset by a $10.3 million increase in our litigation support services revenues as a result of increased business from new and existing customers. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of foreclosure files received for processing as discussed below. Net (loss) income attributable to The Dolan Company decreased to $(101.8) million for 2012 from $19.5 million in 2011 mainly due to pretax impairment charges from continuing operations of $(151.6) million. Pretax (loss) income from continuing operations decreased to $(142.3) million for 2012 from $34.6 million in 2011. As a result, (loss) income from continuing operations attributable to The Dolan Company per diluted share decreased to $(2.88) in 2012 from $0.65 in 2011.

Recent Developments

Preferred Stock

On January 31, 2013, we sold 700,000 shares (the “Shares”) of our newly designated 8.5% Series B Cumulative Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Shares were offered to the public at a price of $23.00 per share and have a $25.00 per share liquidation preference. Proceeds of $14.8 million, net of offering costs of $0.9 million and fees of $0.4 million, were received on January 31, 2013, and used to pay existing debt under the senior credit facility. The Series B Preferred Stock is redeemable at our option beginning on January 31, 2018, or upon a change in control, has no maturity date, and contains certain conversion rights to common stock in the event of a change in control.

Discontinued Operations / Assets Held for Sale

In 2012, we sold our NDeX Florida operations, a stand-alone business within the mortgage default processing services reporting unit. On October 5, 2012, we entered into a Master Settlement Agreement with James E. Albertelli, P.A. to terminate our services agreement for our NDeX Florida operations. Under that services agreement, NDeX had provided certain non-legal services related to processing foreclosures of residential real estate in Florida (the “Services”). Pursuant to the Master Settlement Agreement, NDeX sold to James E. Albertelli, P.A. certain assets NDeX used to deliver the Services, and the firm agreed to offer employment to approximately 150 employees of NDeX who had been engaged in providing the Services. The Master Settlement Agreement also provides a payment plan for amounts owed to NDeX by James E. Albertelli, P.A., provides for the resignation of James Albertelli from his position with NDeX, includes a long-term license of NDeX’s Veritas processing software, and terminates the services agreement with The Albertelli Firm, P.C., pursuant to which NDeX had provided certain non-legal foreclosure processing services related to residential real estate located in Georgia.

As a result of the termination of the services agreement described above, NDeX Florida’s operations and cash flows have been eliminated from ongoing operations, and we will not have significant continuing involvement in the operations. As such, we have reported the results of the business in discontinued operations. As a result of the termination of the services agreement, we recorded a held-for-sale impairment charge of $13.0 million in long-lived assets related to our NDeX Florida operations, of which $0.8 million was property and equipment and $12.2 million was finite-lived intangible assets (specifically, long-term service contracts). In addition, due to uncertainty of collection of amounts due from NDeX Florida’s former law firm customer, we recorded a charge to bad debt expense for $10.0 million. Thus, the total one-time expense related to NDeX Florida in 2012 was $23.0 million (before taxes), which is presented within discontinued operations in our statement of operations. Slightly offsetting these impairment charges included in discontinued operations is the reversal of the earnout liability in the amount of $2.7 million, as such amount will not be paid.

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

Impairment of Long-Lived Assets and Goodwill

Due to the restructuring of NDeX’s Florida operations as discussed above, as well as the depressed operating results of the Mortgage Default Processing Services segment, we performed impairment tests on NDeX’s long-lived assets and goodwill. As a result, we recorded a total of $151.6 million in pre-tax non-cash impairment charges to reduce the carrying value of these assets, of which $0.3 million was property and equipment, $19.6 million was finite-lived intangible assets (specifically long-term service contracts), and $131.7 million was goodwill. These impairment charges are exclusive of the impairment charges recorded in the NDeX Florida operations in discontinued operations discussed above.

Regulatory Environment

Since 2008, federal, state and local governmental entities and leaders have focused significant attention on foreclosures. Some of the legislation and other actions have had an adverse impact on the number of mortgage default case files NDeX has been asked to process, the length of time and amount of work it takes to process such files, the time over which we recognize revenue associated with the processing of those files, our margins on our processing work, and the number of foreclosure public notices placed in our Business Information products and DLNP (our equity method investment) for publication.

The mortgage foreclosure industry began experiencing intense scrutiny in fall 2010 from many government agencies and leaders, which led to voluntary slowing of foreclosure referrals by servicers and lenders as they reviewed systems and provided information requested by the government. The intense scrutiny has led to many audits of our processes and to many newly mandated procedures and required steps. In the federal sector, 14 major mortgage servicers signed consent orders with the Board of Governors of The Federal Reserve System and the Office of the Comptroller of the Currency (“OCC”) in April 2011, agreeing to submit action plans detailing how they would comply with new requirements for servicing defaulted loans. The OCC consent agreements required improvements to certain internal processes and enhanced controls related to third-party vendors that provide services related to residential default or foreclosure, including the law firm customers of NDeX. In June 2011, the OCC issued guidance clarifying that, in addition to these 14 major mortgage servicers, all mortgage servicers under OCC supervision must ensure compliance with foreclosure laws, conduct foreclosures in a safe and sound manner, and establish responsible business practices that provide accountability and appropriate treatment of borrowers. This OCC bulletin provided additional expectations regarding governance of foreclosure process to include adequate staffing and training, elimination of dual-track processing, management of affidavit and notary practices, documentation, oversight of third-party service providers, and adherence to all laws and regulations related to mortgage foreclosure. The OCC required servicers to complete revisions in foreclosure processing to the satisfaction of the Federal Reserve and the OCC and to reorganize their foreclosure operations to follow the amended procedures. All national banks were required to conduct a self-assessment of foreclosure management practices and to correct weaknesses identified.

In January 2013, federal regulators announced an $8.5 billion settlement involving ten banks and a $557 million settlement with two other banks. These settlements arose from the 2011 enforcement action by the Federal Reserve and OCC. The settlement sums are earmarked for mortgage assistance programs, including payments, loan modifications and forgiveness of deficiency judgments for eligible borrowers. These settlements put an end to the banks’ independent foreclosure “look-back” self-assessments.

The Consumer Financial Protection Bureau (“CFPB”) outlined its approach in July 2011 to supervising large depository institutions to ensure compliance with federal consumer protection laws. This supervisory process applies to the 111 depository institutions with total assets of more than $10 billion. The CFPB issued Supervision and Examination guidance for all lenders, covering how the CFPB will examine lenders’ and servicers’ processes. In October 2011, the CFPB outlined its initial approach to supervising mortgage servicers to ensure they comply with federal consumer financial protection laws. CFPB examiners are looking to ensure that information provided to consumers about loan modifications and foreclosures is timely and transparent.

At the state level, in April 2012, the U.S. District Court for the District of Columbia approved the settlement among the attorneys general of 49 states and the District of Columbia and the nation’s five largest mortgage lenders. That settlement applies to privately held mortgages issued between 2008 and 2011, not those held by government-controlled Fannie Mae or Freddie Mac. Under the settlement, the lenders committed $17 billion toward reducing the principal that certain homeowners owe on their mortgages. The lenders also committed another $3.7 billion toward refinancing mortgages for borrowers who are current on their payments, and the lenders agreed to pay an additional $5 billion in fines to the states and federal government. The lone attorney general not a part of this nationwide settlement was from Oklahoma, and he reached an $18.6 million settlement with the five lenders in February 2012.

The National Servicing Standards are the combination of requirements under the OCC consent orders and the attorneys general settlement. Hundreds of requirements of the National Servicing Standards included compliance deadlines of October 1, 2012. These compliance deadlines resulted in reduced file referral volumes at the end of the third quarter and throughout the fourth quarter 2012 as the various servicers changed their processes and systems to become in compliance with the new requirements.

The California Homeowners Bill of Rights took effect January 1, 2013. Among other added requirements, this law precludes the filing of a Notice of Default, the first step in a foreclosure process, until the debtor is determined to be ineligible for loss mitigation and lengthens various time periods in the foreclosure process. These new requirements slowed California foreclosure referrals in the fourth quarter of 2012 and continue to slow referrals and to slow the foreclosure process for California referrals received, which decreases our revenue and margins.

Given the intense scrutiny, lawsuits, regulatory actions, and legislated or agreed process changes that residential mortgage foreclosure servicers have experienced in the past two and one-half years, servicers have continued to react by reviewing, verifying and changing their policies and procedures, applying more steps, checks, and reviews to pending foreclosures, and releasing into foreclosure only those cases that have been carefully reviewed and are in compliance with all new requirements. Many servicers also reacted to this environment of increased scrutiny by requesting additional information and process verification from law firms and other third-party vendors. These servicer actions have continued to reduce the margins and the number of mortgage defaults being referred to begin foreclosure. We believe that servicers will continue to exercise an abundance of caution, examining each default referral in extreme detail, and will continue the slow pace of referrals. When final procedures are in place, we believe that different lenders and servicers will refer remaining foreclosures for default processing with varying rates and timing.

Revenues

We derive revenues from our two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the year ended December 31, 2012, our total revenues were $254.3 million, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:

•	71% from our Professional Services Division (36% from mortgage default processing services and 34% from litigation support services); and

•	29% from our Business Information Division.

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

Mortgage Default Processing Services. Through NDeX, we assist six law firms in processing foreclosure, bankruptcy, eviction and to a lesser extent, litigation and other mortgage default processing case files for residential mortgages that are in default. We also provide foreclosure processing services directly to mortgage lenders and loan servicers for properties located in California. In addition, NDeX provides loan modification and loss mitigation support on mortgage default files to its customers and related real estate title work to the Barrett Law Firm. Shareholders and/or principal attorneys of our law firm customers, including David A. Trott, who served as chairman of NDeX until February 2013 and chief executive officer of NDeX until May 2012, are executive management employees of NDeX.

For the year ended December 31, 2012, we received approximately 210,100 mortgage default case files for processing. Our mortgage default processing service revenues accounted for 36% of our total revenues and 52% of our Professional Services Division’s revenues during 2012. We recognize mortgage default processing services revenues over the period during which the services are provided. We consolidate the operations, including revenues, of NDeX and record a noncontrolling interest adjustment for the percentage of earnings that we do not own. See “Noncontrolling Interest” below for a description of the impact of the noncontrolling interest in NDeX on our operating results. With the exception of foreclosure files we process for our law firm customer, Feiwell & Hannoy, and California foreclosure files, we bill our customers upon receipt of the file and record amounts billed for services not yet performed as deferred revenue. For foreclosure files we process for Feiwell & Hannoy, we bill Feiwell & Hannoy in two installments and record amounts for services performed but not yet billed as unbilled services and amounts billed for services not yet performed as deferred revenue. For the majority of California foreclosure files processed by us, we bill our customers for services at the time the file is complete and record amounts related to services performed, but not yet billed, as unbilled services. In California, because we provide mortgage default processing services directly to mortgage lenders and loan servicers, we incur certain costs on behalf of our customers, such as trustee sale guarantees, title policies, and post and publication charges. We pass these costs directly through to our mortgage lender and loan servicer customers, and bill them at the time the file is complete. We have determined that these expenses should be recorded at net and, accordingly, do not record any revenue for these pass-through costs. We also provide title services primarily to the Barrett Law Firm, and we bill for these services when the title matter is completed and recognize revenue as we perform the services.

NDeX’s revenues are primarily driven by the number of residential mortgage defaults in each of the states for which it processes files as well as the quantity and mix of the files we process (e.g., foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. We have entered into long-term services agreements with each of our law firm customers. These agreements provide for the exclusive referral of files from the law firms to NDeX for servicing. During 2012, each of the Barrett Law Firm and Trott & Trott accounted for more than 10% of our mortgage default processing services revenues, with the Barrett Law Firm accounting for 53% and Trott & Trott accounting for 27% of these revenues. Our services agreements with Trott & Trott and the Barrett Law Firm have initial terms that expire in 2021 and 2033, respectively. However, these terms may be automatically extended for up to two successive ten-year periods, in the case of our agreement with Trott & Trott, or successive five-year periods, in the case of our agreement with the Barrett Law Firm, unless either party elects to terminate the term then-in-effect with prior notice. The initial terms of our services agreements with our other law firm customers expire between 2022 to 2030, which terms may be automatically extended for up to two successive five- or ten-year periods depending upon the law firm customer unless either party elects to terminate the term then-in-effect with prior notice.

Under each services agreement, we are paid a fixed fee for each residential mortgage default file the law firm sends to us for processing, with the amount of such fixed fee being based upon the type of file. We typically bill this fee upon receipt of a default case file, which consists of any mortgage default case file sent to us for processing, regardless of whether the case actually proceeds to foreclosure. If such file leads to a bankruptcy, eviction or litigation proceeding, we are entitled to an additional fixed fee in connection with handling a file for such proceedings. We also receive a fixed fee for handling files in eviction, litigation and bankruptcy matters that do not originate from mortgage foreclosure files. The Barrett Law Firm also pays us a monthly trustee foreclosure administration fee. Although the services agreements with our law firm customers contemplate the review and possible revision of the fees for the services we provide, price increases have not historically affected our mortgage default processing services revenues materially. In some cases, our services agreements adjust the fee paid to us for the files we process on an annual basis pursuant to an agreed-upon consumer price index. In other cases, our services agreements require us to agree with our law firm customers. In 2012, the fees we received for processing files were increased for the majority of the states where we process files based on the increase in the consumer price index or, in certain states, based on negotiated fee increases.

Deferred revenue includes revenues billed for mortgage default processing services that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At December 31, 2012, we had such deferred revenue on our balance sheet in the amount of $5.4 million.

Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the year ended December 31, 2012, our litigation support services revenues accounted for 34% of our total revenues and 48% of our Professional Services Division’s revenues. DiscoverReady provides its services to major United States and global companies and their counsel and assists them in document reviews and helping them manage the discovery process. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady also provides related technology management services. DiscoverReady bills its customers primarily based upon the number of documents reviewed and the amount of data or other information it processes in connection with those reviews. Accordingly, our discovery management and document review services revenue are largely determined by the volume of data we review, process and host. Our discovery management and document review services revenue accounted for 28% of our total revenues, 83% of our litigation support services segment revenues, and 40% of our total Professional Services Division revenues for the year ended December 31, 2012. During 2012, DiscoverReady’s top customer, which is in the financial services industry, accounted for 42% of DiscoverReady’s total revenues.

Counsel Press assists law firms and attorneys throughout the United States in organizing, preparing and filing appellate briefs, records and appendices, in paper and electronic formats, that comply with the applicable rules of the U.S. Supreme Court, any of the 13 federal courts of appeals and any state appellate court or appellate division. Counsel Press charges its customers primarily on a per-page basis based on the final appellate product that is filed with the court clerk. Accordingly, our appellate service revenues are largely determined by the volume of appellate cases we handle and the number of pages in the appellate cases we file. For the year ended December 31, 2012, our appellate services revenues accounted for 6% of our total revenues, 17% of our litigation support services revenues, and 8% of our total Professional Services Division revenues.

We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court. In most cases, DiscoverReady bills its customers each month for the services provided. DiscoverReady’s services consist of multiple element deliverables, and as such, revenue is assigned to each deliverable service and recognized as those services are performed. In situations where they bill their customers in advance of services performed, revenue is deferred until the month it is earned. At December 31, 2012, we had such deferred revenue on our balance sheet in the amount of $0.6 million. See “Critical Accounting Policies and Estimates—Revenue Recognition” below for additional information pertaining to revenue recognition in our litigation support services segment.

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

Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notices and subscriptions. We sell commercial advertising, which consists of display and classified advertising in our print products and web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 9% of our total revenues and 30% of our Business Information Division revenues for the year ended December 31, 2012. We recognize display and classified advertising revenues upon placement of an advertisement in one of our publications or on one of our web sites. We recognize display and classified advertising revenues generated by sponsorships, advertising and ticket sales from local events when those events are held. Advertising revenues are driven primarily by the volume, price and mix of advertisements published, as well as how many local events are held.

We publish many different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 13% of our total revenues and 43% of our Business Information Division revenues for the year ended December 31, 2012. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published. This is primarily affected by the number of residential mortgage foreclosures in the 18 markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In six of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

We sell our business information products, including our DataStream and Federal News products and services, primarily through subscriptions. For the year ended December 31, 2012, our subscription and other revenues, which consist primarily of subscriptions, single-copy sales, transcriptions and access to state and federal legislative information, accounted for 8% of our total revenues and 28% of our Business Information Division’s revenues. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At December 31, 2012, we had such deferred revenue on our balance sheet in the amount of $7.3 million. Subscription and other revenues are primarily driven by the number of copies sold and the subscription rates charged to customers.

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

Excluding the impact of fair value and other adjustments on earnout liabilities and impairment expenses recorded, total operating expenses as a percentage of revenues were 98% in 2012; and depend upon our mix of business from Professional Services, which is typically our higher margin revenue, and Business Information. This mix may continue to shift between fiscal periods and over time as Professional Services revenues grow at a faster pace than Business Information revenues.

Equity in Earnings of Affiliates

The Detroit Legal News Publishing, LLC. We own 35% of the membership interests in The Detroit Legal News Publishing, LLC (“DLNP”), the publisher of The Detroit Legal News and ten other publications. We account for our investment in DLNP using the equity method. For the years ended December 31, 2012, 2011 and 2010, our percentage share of DLNP’s earnings was $1.6 million, $2.2 million and $4.7 million, respectively, which we recognized as operating income. This is net of amortization of $1.5 million for each period. NDeX handles all public notices required to be published in connection with files it processes for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flow from Operating Activities” below for information regarding distributions paid to us by DLNP.

Under the terms of the amended and restated operating agreement for DLNP, on a date that is within 60 days prior to November 30, 2011, and each November 30th after that, each member of DLNP has the right, but not the obligation, to deliver a notice to the other members, declaring the value of all of the membership interests of DLNP. Upon receipt of this notice, each other member has up to 60 days to elect to either purchase his, her or its pro rata share of the initiating member’s membership interests or sell to the initiating member a pro rata portion of the membership interest of DLNP owned by the non-initiating member. Depending on the election of the other members, the member that delivered the initial notice of value to the other members will be required to either sell his or her membership interests, or purchase the membership interests of other members. The purchase price payable for the membership interests of DLNP will be based on the value set forth in the initial notice delivered by the initiating member. No notice of such right was given by any member in 2012.

Other. Other than DLNP, as of December 31, 2012, we have one additional investment. In 2010, we invested in 19.5% of the membership interests in BringMetheNews, LLC (“BMTN”). In the third quarter of 2012, our ownership in BMTN decreased to 13.0%. Because we have determined that we no longer have significant influence over this investment’s activities, we now account for this investment under the cost method as of December 31, 2012. The net investment balance in BMTN at December 31, 2012 and 2011, was $0.5 million and $0.6 million, respectively.

Noncontrolling Interest

Noncontrolling interests in NDeX, DiscoverReady, and LISA consisted of the following as of December 31, 2012, 2011, 2010:

Entity	NCI Holder	2012	2011	2010
NDeX	Sellers of Barrett-NDEx (as a group)	6.2%	6.2%	6.2%
DiscoverReady	DR Holdco, LLC	9.9%	10.0%	14.7%
LISA	Telran, Inc.	17.9%	28.0%	50.0%

Under the terms of the NDeX operating agreement, each month, we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. We paid the following distributions during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
APC Investments	$—	$—	$113
Feiwell & Hannoy	—	—	48
Sellers of Barrett-NDEx (as a group)	—	248	480

Total	$—	$248	$641

The sellers of Barrett-NDeX or their transferees, each as members of NDeX, had the right, for a period of six months following September 2, 2012, to require NDeX to repurchase all or any portion of their respective membership interest in NDeX, which the sellers of Barrett-NDeX did not exercise. To the extent any seller of Barrett-NDEX timely exercised this right, the purchase price of such membership interest would have been based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would have been payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2%.

Under the terms of the limited liability company agreement, DR Holdco had the right, for a period of 90 days following November 2, 2012, to require DiscoverReady to repurchase approximately 50% of DR Holdco’s equity interest in DiscoverReady, which DR Holdco did not exercise. For a period of 90 days following November 2, 2013, Dr. Holdco has the right to require DiscoverReady to purchase DR Holdco’s remaining equity interest in DiscoverReady. In addition, DiscoverReady also has the right to require DR Holdco to sell its entire equity interest in DiscoverReady. In each case, if either party timely exercises its right, we would pay DR Holdco an amount based on the fair market value of the equity interest. DiscoverReady may engage an independent third-party valuation firm to assist it in determining the fair market value of the equity interest being repurchased by DiscoverReady or sold to us if any of the above-described rights are exercised. The purchase price for any equity interests repurchased or sold pursuant to these rights, if exercised, will be paid in cash to the extent allowed by the terms of our then-existing credit agreement, or pursuant to a three-year unsecured promissory note, bearing interest at a rate equal to prime plus 1%.

The DiscoverReady operating agreement does not require us to pay any monthly cash distributions to DR Holdco; however, we are obligated to make distributions to DR Holdco to pay its tax liabilities. We made no distributions during the year ended December 31, 2012, and $0.3 million during the year ended December 31, 2011, to DR Holdco.

We record the redeemable noncontrolling interests (“NCI”) in NDeX and DiscoverReady at the greater of their carrying value or redemption amount at each reporting period. The NDeX NCI is adjusted to the estimated redemption amount at each reporting period based on the formula as discussed above if greater than the carrying value. The DiscoverReady NCI is adjusted to fair value each period if greater than the carrying value. Please see our audited consolidated statements of stockholders’ equity and comprehensive income, as well as Note 1 to our audited consolidated financial statements, included in this annual report on Form 10-K for further information regarding accounting for noncontrolling interests and its implications to our financial statements.

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

We believe the critical accounting policies that require the most significant estimates, assumptions and judgments to be used in the preparation of our consolidated financial statements are business combinations and earnout liabilities, revenue recognition in connection with mortgage default processing services, impairment of intangible assets and other long-lived assets, fair value of DiscoverReady’s noncontrolling interest, share-based compensation expense, income taxes, and accounts receivable allowances.

Business Combinations and Earnout Liabilities

We have acquired a number of businesses during the last several years, and we generally expect to acquire additional businesses in the future as our credit agreement allows. In a business combination, we determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities, including earnouts payable. The fair value of the acquired business is allocated to the acquired assets and assumed liabilities in amounts equal to the fair value of each asset and liability, and any remaining fair value of the acquired business is classified as goodwill. This allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. Certain identifiable, finite-lived intangible assets, such as mastheads, trade names and advertising, subscriber and other customer lists, are amortized over the intangible asset’s estimated useful life. The estimated useful life of amortizable identifiable intangible assets ranges from two to thirty years. Goodwill, as well as other intangible assets determined to have indefinite lives, is not amortized. In determining the amount to record for earnouts payable, at acquisition date we consider the likelihood of earnout targets being achieved, including multiple scenarios of such, and record a liability for the fair value of such amount. Earnout liabilities are adjusted each reporting period based on revised estimates of the fair value of expected future payments, if appropriate, with any adjustment to the fair value recorded in operating expense. Accordingly, the accounting for acquisitions has had, and will continue to have, a significant impact on our operating results.

See Note 3 to our consolidated financial statements included in this annual report on Form 10-K for more information about the application of business combination accounting to these acquisitions.

Revenue Recognition

We recognize mortgage default processing service revenues on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make significant estimates as to the appropriate length of the revenue recognition period and allocation of revenues within those periods. We base these estimates primarily upon our historical experience and our knowledge of processing cycles in each of the states in which we do business, as well as recent legislative changes which impact the processing period. Our revenue recognition periods for mortgage default processing services revenues ranges from one to nineteen months. Because of the extended time over which we may recognize these revenues, we carry a balance of deferred revenues on our balance sheet, representing revenues billed but not yet earned. As of December 31, 2012 and 2011, we recorded an aggregate $5.4 million and $12.3 million, respectively, as deferred revenues related to mortgage default processing services on our balance sheet.

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

In most cases, DiscoverReady bills its customers each month for the services provided. Amounts billed in excess of the amounts allocated to each unit of accounting for which the revenue recognition criteria have been satisfied are recorded as deferred revenue on our consolidated balance sheet until all revenue recognition criteria have been satisfied. As of December 31, 2012 and 2011, we recorded an aggregate $0.6 million and $1.2 million, respectively, as deferred revenues related to litigation support services on our balance sheet.

We record revenues recognized for services performed, but not yet billed, to our customers as unbilled services. As of December 31, 2012 and 2011, we recorded an aggregate $16.2 million and $16.8 million, respectively, as unbilled services and included these amounts in accounts receivable on our balance sheet.

Goodwill, Intangible Assets and Long-Lived Assets

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

We test all finite-lived intangible assets and long-lived assets, such as fixed assets, for impairment only if circumstances indicate that possible impairment exists. We periodically evaluate the estimated economic lives and related amortization expense of our property & equipment and finite-lived intangible assets. To the extent actual useful lives are less than our previously estimated lives, we will increase our amortization expense on a prospective basis. We estimate useful lives of our property & equipment and intangible assets by reference to both contractual arrangements and current and projected cash flows. The determination of useful lives and whether long-lived assets are impaired includes the use of accounting estimates and assumptions, changes in which could materially impact our financial condition and operating performance if actual results differ from such estimates and assumptions. During the year ended December 31, 2012, we did not revise any existing lives of our property & equipment and finite-lived intangible assets.

In the third quarter of 2012, due to the sale of NDeX’s Florida assets as discussed in Note 8 to our consolidated financial statements included in this annual report on Form 10-K, as well as the current depressed operating results of the Mortgage Default Processing Services segment, we performed impairment tests on the NDeX asset groups’ long-lived assets, indefinite-lived assets and goodwill. The operations in each state were determined to be separate asset groups for purposes of long-lived asset impairment testing.

The first step of the long-lived asset impairment test on property and equipment and finite-lived intangible assets is to evaluate the recoverability of NDeX’s asset groups. This step indicated that the carrying values of certain of the asset groups were not recoverable, as the expected undiscounted future cash flows to be generated by them were less than their carrying values. The related impairment loss was measured based on the amount by which the asset groups’ carrying value exceeded its fair value. Asset groups’ fair values were determined using a combination of discounted cash flows and market approaches.

The first step of our test for impairment of goodwill requires us to determine the fair value of each reporting unit and compare the fair value to the reporting unit’s carrying value. We determined the fair value of our reporting units using a discounted cash flow approach and a comparative market approach. The discounted cash flow approach calculates the present value of projected future cash flows using appropriate discount rates. The comparative market approach provides indications of value based on market multiples for public companies involved in similar lines of business. The fair values derived from these valuation methods were then weighted (50% to each approach) to determine an estimated fair value for each reporting unit, which is compared to the carrying value of each reporting unit to determine whether impairment exists. We then compared the total values for all reporting units to our market capitalization as a test of the reasonableness of our approach. We believe that the estimated fair values of our reporting units are reasonable. We have consistently used this approach in determining whether our goodwill is impaired.

We prepared our discounted cash flow analysis in the same manner as we have prepared it in prior years. We determined all significant assumptions based on market and regulatory conditions at the impairment testing date. The key assumptions we used in preparing our discounted cash flow analysis are (1) projected cash flows, (2) risk adjusted discount rates, and (3) expected long term growth rates. Because each of our reporting units has unique characteristics, we developed these assumptions separately for each unit. We based our projected cash flows on our year-to-date actual 2012 operating results and on projected operating amounts for the remainder of 2012 and future periods. We have assumed long-term growth rates of 4.0% for DiscoverReady and Business Information and 2.5% for Mortgage Default and Counsel Press. We believe our growth factors are reasonable given the balance in our revenue streams and the countercyclical nature of public notice advertising and default mortgage processing services revenues. We used risk-adjusted discount rates ranging between 10.5% to 12.6% for each reporting unit, which were calculated using an estimated cost of debt and equity.

We based our comparative market approach on the valuation multiples (enterprise value divided by EBITDA) of a selected group of peer companies in the business information and the business process outsourcing industries.

To the extent a reporting unit’s carrying value exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and we must perform the second step of the impairment test. An impairment on the Mortgage Default Processing Services reporting unit was indicated in the first step of the interim tests as the fair value of the reporting unit was less than its carrying amount. Because the carrying value of each of our other reporting units did not exceed their respective fair values, we did not need to perform the second step on reporting units other than the Mortgage Default Processing Services unit. In determining the fair values of our reporting units, we were required to make a number of assumptions. Any variance in these assumptions could have a significant effect on our determination of goodwill impairment. These assumptions included our actual operating results, future business plans, economic projections and market data as well as estimates by our management regarding future cash flows and operating results. Further, we cannot predict what future events may occur that could adversely affect the reported value of our goodwill. These events include, but are not limited to, any strategic decisions we may make in response to economic or competitive conditions affecting our reporting units and the effect of the economic and regulatory environment on our business.

We undertook the second step in the impairment testing process by determining the fair value of assets and liabilities for the Mortgage Default Processing Services reporting unit through a valuation done by an independent third-party valuation firm. We assigned the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities as if the reporting unit had been acquired in a business combination in order to determine the implied fair value of the reporting unit’s goodwill as of the testing date. The implied fair value of the reporting unit’s goodwill was then compared to the carrying value of goodwill to quantify an impairment charge as of the assessment date. The resulting implied fair value of goodwill for the reporting unit indicated that the entire carrying amount of goodwill on the Mortgage Default Processing Services reporting unit was impaired.

As a result of the goodwill and long-lived asset impairment tests, we recorded a pre-tax non-cash impairment charge of $151.6 million in the third quarter in the Mortgage Default Processing segment to reduce the carrying value of these assets, of which $0.3 million related to property and equipment, $19.6 million related to finite-lived intangible assets (specifically long-term service contracts), and $131.7 million related to goodwill. These impairment charges are exclusive of the impairment charges recorded in the NDeX Florida operations in discontinued operations (discussed in Note 8 to our consolidated financial statements). Of the $151.6 million impairment charge reflected in continuing operations, an income tax benefit of approximately $49.1 million was recorded resulting in an after-tax impairment charge of approximately $102.5 million.

At December 31, 2012, we had remaining goodwill of $143.1 million, which was allocated to the reporting units as follows: Business Information ($62.9 million); DiscoverReady ($72.3 million); and Counsel Press ($7.8 million). As discussed above, we performed interim impairment tests on goodwill and reduced the goodwill within the Mortgage Default Processing reporting unit from $131.7 million to zero. Additionally, we have completed our annual test for impairment of goodwill as of November 30 and have determined that there is no additional impairment of our goodwill for the year ended December 31, 2012.

We will continue to evaluate whether circumstances and events have changed, thereby requiring us to conduct an interim test of our goodwill, indefinite-lived intangibles and finite-lived assets. In particular, if we continue to see uncertain political, regulatory and business conditions, tight credit markets, and volatility of our stock price with any resulting decline in our market capitalization, along with other uncertainties an interim impairment measurement of our goodwill and indefinite-lived intangibles and finite-lived assets may be triggered. This could result in a future material impairment charge, which could materially adversely impact our operating results in the period in which such charge is recorded. However, any such charge, if taken, will not have any impact on our ability to comply with the covenants contained in our credit agreement because impairment charges are excluded from the calculation of adjusted EBITDA for purposes of meeting the fixed charge coverage and total cash flow leverage ratios and because there is no net worth minimum covenant. Future credit agreements may, however, contain covenants that may be impacted by such non-cash impairment charges.

Fair Value of DiscoverReady’s Noncontrolling Interest

Because DiscoverReady’s NCI is redeemable outside of our control, we are required to adjust it to the greater of book value or fair value at each reporting period. We determine the fair value of the redeemable NCI in DiscoverReady using a market approach. In 2012, we decreased the value of the noncontrolling interest in DiscoverReady by $2.9 million net of tax, as a result of this adjustment.

Share-Based Compensation Expense

Under our incentive compensation plan, we have reserved for issuance 4.8 million shares of common stock, of which approximately 1.2 million shares were available for grant as of December 31, 2012. Our incentive compensation plan provides for awards in the form of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, restricted stock units, deferred shares, performance units and other stock-based awards. We recognize all share-based payments to employees and non-employee directors, including grants of stock options and shares of restricted stock, based on the estimated fair value of the equity or liability instruments issued. We estimate the fair value of share-based awards at the grant date, with compensation expense recognized as the requisite service is rendered. We have not issued any market/performance based awards.

We have used the Black-Scholes option pricing model to estimate the fair value on the date of grant of the stock option awards that we issued, using the closing share price of our common stock on the grant date. In connection with our Black-Scholes option pricing model, we calculated the expected term of stock option awards by using the period over which we expect the option holder will hold the stock options. We estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from projections. We also made assumptions with respect to expected stock price volatility based on a mix of the volatility of the price of our own common stock and that of a select group of peer companies. In addition, we use the risk free interest rate for the U.S. Treasury zero coupon yield curve in effect at the time of grant for a bond with a maturity similar to the expected life of the options.

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

Income Taxes

We account for income taxes under the asset and liability method. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. A valuation allowance is established for any deferred tax assets that are not considered more likely than not to be recoverable based on estimated future taxable income.

We make a determination about the realizability of our deferred tax assets and whether they are more likely than not to be realized each quarter. The ultimate realization of deferred tax assets is dependent upon generating future taxable income during the periods in which temporary differences become deductible or within the period that net operating losses can be carried forward. We consider all available evidence, both positive and negative when determining whether a valuation allowance is required and the amount of such valuation allowance. Greater weight is placed on objectively verifiable evidence when making this assessment. Significant judgment is required in determining whether the valuation allowance should be recorded against deferred tax assets.

As of December 31, 2012, we recorded a $1.4 million valuation allowance for certain state net operating losses that are more likely than not to expire prior to utilization. We considered the most recent 12 quarters of earnings history as well as projections of future taxable income in making the determination that no further valuation allowance was warranted. If in future periods we determine that we no longer are more likely than not able to realize all or a part of the recorded net deferred tax asset, additional valuation allowance would be recorded against such deferred tax assets and charged to income tax expense in such period.

We believe that our reserve for uncertain tax positions, including related penalties and interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations.

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

At December 31, 2012, we had a significant concentration of credit risk relating to amounts due from NDeX’s six law firm customers. Of our total consolidated net receivable balance, $21.9 million, or 36.3%, was related to amounts due from these customers, and includes both billed and unbilled amounts. Billed amounts represent $15.6 million, or 25.8%, of our total consolidated net receivable balance. Partially offsetting our total accounts receivable exposure for these law firm customers is deferred revenue, for amounts billed but not yet earned, in the amount of $5.4 million, which represents 24.5% of the total balances due. We do not carry an allowance for doubtful accounts as it relates to these law firm customers as we believe all such amounts are collectible.

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

RESULTS OF OPERATIONS

The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below ($’s in thousands, except per share data):

	Year Ended December 31,
		% of		% of		% of
	2012	Revenues	2011	Revenues	2010	Revenues
Revenues:
Professional Services	$179,600	70.6%	$190,119	70.8%	$210,469	71.5%
Business Information	74,711	29.4%	78,493	29.2%	83,826	28.5%

Total revenues	254,311	100.0%	268,612	100.00%	294,295	100.0%

Operating expenses:
Professional Services	172,298	67.8%	165,481	61.6%	157,740	53.6%
Business Information	67,697	26.6%	71,492	26.6%	66,931	22.7%
Unallocated corporate operating expenses	8,725	3.4%	8,269	3.1%	11,267	3.8%
Fair value and other adjustments on earnout liabilities	(12,127)	(4.8)%	(16,271)	(6.1)%	—	—%
Impairment of long-lived assets and goodwill	151,614	59.6%	1,179	0.4%	—	—%

Total operating expenses	388,207	152.7%	230,150	85.7%	235,938	80.2%
Equity in earnings of affiliates	1,528	0.6%	2,118	0.8%	4,580	1.6%

Operating (loss) income	(132,368)	(52.0)%	40,580	15.1%	62,937	21.4%
Interest expense, net	(9,945)	(3.9)%	(6,603)	(2.5)%	(7,543)	(2.6)%
Non-cash interest income related to interest rate swaps	—	—%	286	0.1%	1,185	0.4%
Other income, net	—	—%	287	0.1%	197	0.1%

(Loss) income from continuing operations before income taxes	(142,313)	(56.0)%	34,550	12.9%	56,776	19.3%
Income tax benefit (expense)	45,448	17.9%	(13,093)	(4.9)%	(21,488)	(7.3)%

(Loss) income from continuing operations	(96,865)	(38.1)%	21,457	8.0%	35,288	12.0%
Discontinued operations, net of tax benefit	(14,542)	(5.7)%	(131)	(0.0)%	(47)	(0.0)%

Net (loss) income	(111,407)	(43.8)%	21,326	7.9%	35,241	12.0%
Less: Net (loss) income attributable to redeemable noncontrolling interests	9,651	3.8%	(1,833)	(0.7)%	(2,886)	(1.0)%

Net (loss) income attributable to The Dolan Company	$(101,756)	(40.0)%	$19,493	7.3%	$32,355	11.0%

(Loss) income from continuing operations attributable to The Dolan Company per share:
Basic and diluted	$(2.88)		$0.65		$1.07
Weighted average shares outstanding:
Basic	30,277		30,141		30,151
Diluted	30,277		30,223		30,314

Year Ended December 31, 2012

Compared to Year Ended December 31, 2011

Revenues

	For the Years Ended December 31,
	2012	2011	Change
	($’s in millions)
Total Revenues	$254.3	$268.6	$(14.3)	(5.3)%

Our total revenues declined primarily as a result of a $20.8 million decrease in our mortgage default processing services revenues, partially offset by a $10.3 million increase in our litigation support services revenues. The increase in litigation support services revenues is primarily a result of increased business from new and existing customers. The decrease in mortgage default processing services revenues was driven largely by a decrease in the number of new foreclosure files received for processing. Our Business Information revenues were down $3.8 million from the prior year, primarily due to decreased public notice revenues of $1.3 million and a decrease in subscriptions and other revenue of $1.6 million. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 70.6% and 70.8% of our total revenues from our Professional Services Division and 29.4% and 29.2% of our total revenues from our Business Information Division for the years ended December 31, 2012 and 2011, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 36.4% and 42.2% of our total revenues in 2012 and 2011, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 34.2% and 28.6% of our total revenues in 2012 and 2011. This change in mix resulted primarily from increased business from new and existing litigation support services’ customers, as well as lower revenue due to general economic and regulatory conditions in the markets our NDeX and business information products serve. We expect that, in 2013, total revenues in our Professional Services Division will continue to increase year-over-year and as a percentage of our total revenues, particularly those revenues in our litigation support services segment as a result of continued growth in the DiscoverReady business.

Operating Expenses

	For the Years Ended December 31,
	2012	2011	Change
	($’s in millions)
Total operating expenses	$388.2	$230.2	$158.1	68.7%
Direct operating expenses	118.2	117.5	0.7	0.6%
Selling, general and administrative expenses	104.4	101.9	2.5	2.5%
Amortization expense	18.5	18.2	0.2	1.3%
Depreciation expense	7.6	7.7	(0.0)	(0.5)%
Fair value and other adjustments on earnout liabilities	(12.1)	(16.3)	4.1	(25.5)%
Impairment of long-lived assets and goodwill	151.6	1.2	150.4	Not Meaningful

Excluding the impact of fair value and other adjustments on earnout liabilities and impairment expenses recorded, total operating expenses as a percentage of revenues increased to 97.8% for the year ended December 31, 2012, from 91.3% for the year ended December 31, 2011, largely as a result of decreased revenues in our mortgage default processing services business, increased investment in personnel in DiscoverReady and added fixed costs we obtained through the ACT acquisition, and lower public notice revenues in our Business Information Division, which are typically higher margin revenue streams than some of our other business lines.

Direct Operating Expenses. The increase in direct operating expenses consisted of a $2.2 million increase in our Professional Services Division and a $1.5 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 46.5% for 2012, from 43.7% for 2011.

Selling, General and Administrative Expenses. The selling, general and administrative expenses increased $3.8 million in our Professional Services Division and decreased $1.7 million in our Business Information Division. Unallocated corporate costs increased $0.5 million. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses.

Selling, general and administrative expense as a percentage of revenue increased to 41.1% for 2012 from 37.9% for 2011, due largely to the decreased revenues in our mortgage default processing services business, increased investment in personnel in DiscoverReady and continued integration costs of the ACT acquisition, and lower public notice revenues in our Business Information Division.

Amortization and Depreciation Expense. Our total amortization and depreciation expense increased $0.2 million. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding these items.

Fair Value and Other Adjustments on Earnout Liabilities. Fair value and other adjustments on earnout liabilities consist of $11.5 million for the Professional Services Division and $0.6 million for the Business Information Division, largely a result of adjustments to the ACT and DataStream earnouts, respectively. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding these items.

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

Interest Expense, Net

	For the Years Ended December 31,
	2012	2011	Change
	($’s in millions)
Total interest expense, net	$9.9	$6.6	$3.3	50.7%
Interest on bank credit facility	6.9	4.6	2.3	49.8%
Cash interest expense on interest rate swaps	1.3	1.5	(0.2)	(14.1)%
Amortization of deferred financing fees	1.7	0.4	1.3	Not meaningful
Other	—	0.1	(0.1)	Not meaningful

Interest expense related to our bank credit facility increased as a result of the increased borrowings to fund, primarily, the ACT acquisition in July 2011, as well as an increase in our borrowing rate. Our average outstanding debt was $177.1 million for 2012, compared to $155.7 million for 2011, and our average interest rate was 3.9% this year versus 3.0% last year. Amortization of deferred financing fees increased as a result of the write-off in 2012 of certain financing fees related to our previous credit facility and as a result of financing fees incurred related to the October 2012 credit agreement amendment.

Non-Cash Interest Income Related to Interest Rate Swaps

	For the Years Ended December 31,
	2012	2011	Change
	($’s in millions)
Non-Cash Interest Income Related to Interest Rate Swaps	$—	$0.3	$(0.3)	(100.0)%

Non-cash interest income related to the interest rate swap for which we did not apply hedge accounting decreased $0.3 million. We do not have, nor do we anticipate, non-cash interest expense related to interest rate swaps in the foreseeable future, as we apply hedge accounting to our current interest rate swaps.

Equity in Earnings of Affiliates

	For the Years Ended December 31,
	2012	2011	Change
	($’s in millions)
Equity in Earnings of Affiliates	$1.5	$2.1	$(0.6)	(27.9)%

Equity in earnings of affiliates decreased primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are the result of a reduction in public notice placements in DLNP’s newspapers due to decreased foreclosure and workout volumes in the markets it serves.

Income Tax Expense

	For the Years Ended December 31,
	2012	2011	Change
	($’s in millions)
Income tax expense	$(45.5)	$13.1	$(58.6)	Not meaningful
Effective tax rate	31.9%	37.9%

The provision for income taxes for 2012 reflects a benefit of $45.5 million, or 31.9% of loss from continuing operations before income taxes. Our tax rate for 2012 differs from the federal statutory rate of 35% primarily due to state income taxes and non-deductible goodwill impairment charges taken in our Mortgage Default Processing Services segment. For 2011, the Company recorded income tax expense of $13.1 million, or 37.9% of income from continuing operations before income taxes. Our tax rate for 2011 differs from the federal statutory rate of 35% due primarily to state income tax expense and the impact of noncontrolling interests.

The Company changed from having net deferred tax liabilities of $20.7 million to deferred tax assets of $23.4 million during 2012 primarily as a result of the non-cash impairment of long-lived assets and goodwill recorded in 2012.

Discontinued Operations

	For the Years Ended December 31,
	2012	2011	Change
	($’s in millions)
Discontinued operations, net of tax benefit	$(14.5)	$(0.1)	$14.4	Not Meaningful
Business information	(0.3)	(1.1)	(0.8)	Not Meaningful
Mortgage default processing service	(14.2)	1.0	15.2	Not Meaningful

Discontinued operations include the results of two businesses within the Business Information Division which were sold in 2012, along with our NDeX Florida operations within mortgage default processing services.

In 2012, we sold our NDeX Florida operations, a stand-alone business within the mortgage default processing services reporting unit. As a result of the sale, we have reported the results of the business in discontinued operations. We recorded a held-for-sale impairment charge of $13.0 million in long-lived assets related to our NDeX Florida operations. See “Recent Developments” above for additional detail regarding this impairment charge. In addition, due to uncertainty of collection of amounts due from NDeX Florida’s former law firm customer, we recorded a charge to bad debt expense for $10.0 million. Thus, the total one-time expense related to NDeX Florida in 2012 was $23.0 million (before taxes). Also included in discontinued operations related to NDeX Florida is the reversal of the earnout liability in the amount of $2.7 million.

During 2011, management committed to sell two of our smallest-market stand-alone businesses within the Business Information Division. We completed the sale of these businesses in 2012. We have reported the results of these businesses in discontinued operations.

Professional Services Division Results

Revenues

	For the Years Ended December 31,
	2012	2011	Change
	($’s in millions)
Total Professional Services Division revenues	$179.6	$190.1	$(10.5)	(5.5)%
Mortgage default processing revenues	92.6	113.4	(20.8)	(18.3)%
Litigation support services revenues	87.0	76.7	10.3	13.4%

Our revenues declined primarily as a result of decreased revenues in our mortgage default processing services segment. Revenues in this segment were down primarily due to decreased file volumes in many of the markets we serve. Our total files received for processing for the year ended December 31, 2012, was down 24.8%, from 279,400 mortgage default case files for the year ended December 31, 2011, to 210,100 mortgage default case files for the year ended December 31, 2012. New foreclosure files, which tend to require more processing from NDeX and are therefore higher revenue files, were down nearly 23.0% from 2011.

The Barrett Law Firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 80% of our mortgage default processing services segment and 41% of our Professional Services Division revenues for 2012. The Barrett Law Firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 81% of our mortgage default processing services segment and 48% of our Professional Services Division revenues in 2011.

The increase in litigation support services revenues is due to large projects received from new and existing customers. Because of DiscoverReady’s continued efforts to diversify its customer base we had one customer in excess of 10% of segment revenues for 2012, accounting for nearly 35% of such revenues. This compares to 2011, when one customer was nearly 34% of segment revenues.

Operating Expenses—Mortgage Default Processing Services

	For the Years Ended December 31,
	2012	2011	Change
	($’s in millions)
Total operating expenses	$247.5	$103.2	$144.3	139.8%
Direct operating expenses	51.3	56.0	(4.7)	(8.5)%
Selling, general and administrative expenses	33.7	34.7	(1.0)	(3.0)%
Amortization expense	8.6	9.3	(0.7)	(7.8)%
Depreciation expense	2.4	3.2	(0.8)	(25.0)%
Impairment of long-lived assets and goodwill	151.6	—	151.6	Not meaningful

Direct operating expenses decreased largely as a result of decreased file volumes and steps taken to reduce our costs at NDeX, although the decrease was not in proportion to the file volume decrease. Processing costs in many of our locations have not decreased in proportion to revenue and volume declines as a result of increased processing demands by our customers, additional tasks, time spent attending to servicer audits, and process changes required by the customers of our law firm customers, each requiring additional processing work for our employees. Selling, general and administrative expenses decreased from 2011. While measures have been put in place to reduce costs as a result of lower file volumes, selling, general and administrative expenses have also been affected by new client requirements placed on us, primarily in terms of increased requirements as it relates to information security and technology.

Excluding the impact of the impairment expenses recorded, total operating expenses attributable to our mortgage default processing services reporting unit as a percentage of segment revenues increased to 103.6% for the twelve months ended December 31, 2012, from 91.0% for the twelve months ended December 31, 2011. This increase was primarily a result of a reduction in revenue and those factors noted above.

As discussed in the Recent Developments section above, in the third quarter of 2012, we performed impairment tests on NDeX’s property and equipment, finite-lived intangible assets and goodwill. As a result, we recorded a total of $151.6 million in non-cash impairment charges to reduce the carrying value of these assets.

Operating Expenses—Litigation Support Services

	For the Years Ended December 31,
	2012	2011	Change
	($’s in millions)
Total operating expenses	$64.8	$49.0	$15.8	32.2%
Direct operating expenses	38.4	31.5	7.0	22.1%
Selling, general and administrative expenses	29.2	24.4	4.8	19.7%
Amortization expense	5.9	4.5	1.4	32.3%
Depreciation expense	2.8	1.9	0.9	47.6%
Fair value and other adjustment on earnout liabilities	(11.6)	(13.2)	1.7	(12.6)%

The increases in direct and selling, general, and administrative expenses are due primarily to the increased costs associated with operating DiscoverReady’s ACT business acquired in July 2011, as we have twelve months of expense in 2012 for these operations compared to five months in 2011. The fair value adjustment of $(11.6) million was related to management’s revised estimates of earnouts to be paid related to DiscoverReady’s ACT acquisition.

Excluding the impact of the fair value and other adjustment on earnout liabilities, total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 87.8% for the twelve months ended December 31, 2012, from 81.2% for the same period in 2011. This increase is primarily due to negative operating leverage during the first half of 2012 at DiscoverReady due to investments made by DiscoverReady to grow its business and continued integration costs of the ACT acquisition.

Business Information Division Results

Revenues

	For the Years Ended December 31,
	2012	2011	Change
	($’s in millions)
Total Business Information Division Revenues	$74.7	$78.5	$(3.8)	(4.8)%
Display and classified advertising revenues	22.1	23.0	(0.9)	(3.8)%
Public notice revenues	31.9	33.2	(1.3)	(3.9)%
Subscription-based and other revenues	20.7	22.3	(1.6)	(7.3)%

The decline in display and classified advertising revenues is due primarily to a decrease in the number of ads placed in our publications. Subscription-based and other revenues, which include project-based revenue from our public affairs intelligence group, declined in large part due to some one-time revenue generating projects that occurred in 2011.

Operating Expenses

	For the Years Ended December 31,
	2012	2011	Change
	($’s in millions)
Total operating expenses	$67.1	$69.6	$(2.5)	(3.6)%
Direct operating expenses	28.5	30.0	(1.5)	(4.9)%
Selling, general and administrative expenses	33.5	35.2	(1.7)	(4.8)%
Amortization expense	3.9	4.4	(0.5)	(10.9)%
Depreciation expense	1.7	1.8	(0.1)	(6.7)%
Fair value and other adjustment on earnout liabilities	(0.6)	(3.0)	2.5	(81.8)%
Impairment of long-lived assets and goodwill	—	1.2	(1.2)	(100.0)%

Operating expenses decreased primarily as a result of the consolidation of certain business functions among our publishing group units and other cost control efforts put in place to control discretionary spending and employee costs, as well as lower direct costs due to lower revenues.

In 2012, management revised its estimates of the earnouts to be paid in connection with the DataStream acquisition, resulting in a reduction of $0.6 million to the liability recorded. These amounts are included in fair value and other adjustments on earnout liabilities.

Excluding the impacts of the fair value and other adjustment on earnout liabilities, and the impairment of long-lived assets, total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue decreased to 90.6% for 2012, from 91.1% for 2011, due to the cost control efforts put in place to reduce operating expenses in this division.

Year Ended December 31, 2011

Compared to Year Ended December 31, 2010

Revenues

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total revenues	$268.6	$294.3	$(25.7)	(8.7)%

Our total revenues declined primarily as a result of a $38.3 million decrease in our mortgage default processing services revenues, partially offset by a $17.9 million increase in our litigation support services revenues. The increase in litigation support services revenues is primarily a result of the revenues generated from our newly acquired ACT operations, as well as increased business from new and existing customers. The decrease in mortgage default processing services revenues was driven largely by a decrease in the number of new foreclosure files received for processing. Our Business Information revenues were down $5.3 million from the prior year, primarily due to decreased public notice revenues of $12.7 million, offset somewhat by increases in revenues due to businesses we acquired in 2010. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 70.8% and 71.5% of our total revenues from our Professional Services Division and 29.2% and 28.5% of our total revenues from our Business Information Division for the years ended December 31, 2011 and 2010, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 42.2% and 51.5% of our total revenues in 2011 and 2010, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 28.6% and 20.0% of our total revenues in 2011 and 2010, respectively. This change in mix resulted primarily from the ACT Litigation acquisition in 2011, as well as general economic and regulatory conditions in the markets our NDeX and business information products serve.

Operating Expenses

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total operating expenses	$230.2	$235.9	$(5.8)	(2.5)%
Direct operating expense	117.5	112.2	5.3	4.7%
Selling, general and administrative expenses	101.9	99.1	2.8	2.8%
Amortization expense	18.2	15.1	3.1	20.5%
Depreciation expense	7.7	9.6	(1.9)	(20.2)%
Fair value and other adjustment on earnout liabilities	(16.3)	0.0	(16.3)	not meaningful
Impairment of long-lived assets and goodwill	1.2	0.0	1.2	not meaningful

Excluding the impact of fair value and other adjustments on earnout liabilities and impairment expenses recorded, total operating expenses as a percentage of revenues increased to 91.3% for the year ended December 31, 2011 from 80.2% for the year ended December 31, 2010, largely as a result of decreased revenues in our mortgage default processing services business and lower public notice revenues in our business information division, which are typically higher margin revenue streams than some of our other business lines.

Direct Operating Expenses. The increase in direct operating expenses consisted of a $2.9 million increase in our Professional Services Division and a $2.4 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these increases. Direct operating expenses as a percentage of total revenues increased to 43.7% for 2011, from 38.1% for 2010.

Selling, General and Administrative Expenses. The increase in our selling, general and administrative expenses consisted of a $5.1 million increase in our Professional Services Division and a $0.7 million increase in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these increases.

Unallocated corporate costs decreased by $3.0 million, partially offsetting the increases in our two divisions. In addition to cost control efforts put in place throughout 2011 unallocated expenses were down from 2010 because we allocated out a greater amount of technology costs ($1.0 million increase) to the divisions to more accurately reflect the usage of such costs. Additionally, we increased our allocations for health insurance ($1.4 million increase) based on anticipated headcount increases in 2011 and to account for large claims that were incurred in late 2010. Total medical insurance costs for the company were down slightly from 2010.

Selling, general and administrative expense as a percentage of revenue increased to 37.9% for 2011 from 33.7% for 2010, due largely to the decreased revenues in our mortgage default processing services business and lower public notice revenues in our business information division.

Fair Value and Other Adjustment on Earnout Liabilities. Fair value and other adjustments on earnout liabilities consists of $13.2 million for the Professional Services Division and $3.0 million for the Business Information Division, largely a result of adjustments to the ACT and DataStream earnouts, respectively. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding these items.

Impairment of Long-Lived Assets and Goodwill. As a result of certain triggering events in 2011, we tested certain long-lived assets in the Business Information Division for impairment and, as a result, recorded impairment charges of $1.2 million in the aggregate. You should refer to the more detailed discussion in “Business Information Division Results” below for more information regarding this.

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

Equity in earnings of affiliates decreased primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are a result of a reduction in public notice placement in their newspapers due to decreased foreclosure and workout volumes in the markets it serves.

Income Tax Expense

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Income tax expense	$13.1	$21.5	$(8.4)	(39.1)%
Effective tax rate	37.9%	37.9%

Income tax expense decreased in 2011 as compared to 2010 due to a reduction in income.

Discontinued Operations

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Discontinued operations, net of tax benefit	$(0.1)	$(0.0)	$(0.1)	Not Meaningful
Business information	(1.1)	(0.4)	(0.7)	Not Meaningful
Mortgage default processing service	1.0	0.4	0.6	Not Meaningful

During the fourth quarter of 2011, management committed to sell two of our smallest market stand-alone businesses within the Business Information Division. At December 31, 2011, we classified the net assets and liabilities of these operations as assets held for sale and reported the results of the businesses in discontinued operations. Included in the results of the operations of these businesses in 2011 is a non-cash impairment charge of $0.7 million on long-lived assets, primarily related to customer lists. Additionally, we accrued $0.4 million in estimated exit costs.

Professional Services Division Results

Revenues

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total Professional Services Division revenues	$190.1	$210.5	$(20.3)	(9.7)%
Mortgage default processing service segment revenues	113.4	151.7	(38.3)	(25.2)%
Litigation support services segment revenues	76.7	58.8	17.9	30.5%

Our revenues declined primarily as a result of decreased revenues in our mortgage default processing services segment. Revenues in this segment were down primarily due to decreased file volumes in many of the markets we serve as well as change in the mix of types of files received for processing. While our total files received for processing for the year ended December 31, 2011, was down only 18.4% , from 342,500 mortgage default case files for the year ended December 31, 2010, to 279,400 mortgage default case files for the year ended December 31, 2011, we experienced a change in the mix of the types of files. New foreclosure files, which tend to require more processing from NDeX are therefore higher revenue files, were down nearly 33% from 2010. This was offset somewhat by a greater number of lower revenue files, such as foreclosure restarts and mediations. We believe these file volume decreases and mix changes are attributed to continued marketplace and regulatory dynamics that began in 2010 that have caused many large loan servicers to temporarily slow down and reduce the referral of defaulted files for foreclosure processing while they review their processes and practices.

The Barrett Law Firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 81% of our mortgage default processing services segment and 48% of our Professional Services Division revenues in 2011. The Barrett Law Firm and Trott & Trott each accounted for more than 10%, and together accounted for approximately 77% of our mortgage default processing services segment and 55% of our Professional Services Division revenues in 2010.

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

Operating Expenses – Mortgage Default Processing Services

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total operating expenses	$103.2	$113.1	$(9.9)	(8.7)%
Direct operating expense	56.0	61.3	(5.3)	(8.7)%
Selling, general and administrative expenses	34.7	36.1	(1.4)	(3.9)%
Amortization expense	9.3	9.3	0.0	(0.0)%
Depreciation expense	3.2	6.3	(3.1)	(49.1)%

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

Total operating expenses attributable to our mortgage default processing services segment as a percentage of segment revenues increased to 91.0% for 2011, from 74.6% for 2010. This increase was primarily a result of a reduction in revenues, without the ability to reduce costs in proportion to this reduction as discussed above.

Operating Expenses – Litigation Support Services

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total operating expenses	$49.0	$44.7	$4.3	9.7%
Direct operating expense	31.5	23.3	8.2	35.3%
Selling, general and administrative	24.4	17.9	6.5	36.2%
Amortization expense	4.5	2.8	1.7	58.8%
Depreciation expense	1.9	0.7	1.2	190.8%
Fair value and other adjustment on earnout liabilities	(13.2)	0.0	(13.2)	Not Meaningful

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

Excluding the impact of fair value and other adjustment on earnout liabilities, total operating expenses attributable to our litigation support services segment as a percentage of segment revenues increased to 81.1% for 2011, from 76.0% in 2010, which is largely a result of the increased selling, general and administrative expenses at DiscoverReady as discussed above.

Business Information Division Results

Revenues

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total Business Information Division Revenues	$78.5	$83.8	$(5.3)	(6.4)%
Display and classified advertising revenues	23.0	22.4	0.5	2.4%
Public notice revenues	33.2	45.9	(12.7)	(27.6)%
Subscription and other revenues	22.3	15.5	6.8	44.2%

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

Operating Expenses

	For the Years Ended December 31,
	2011	2010	Change
	($’s in millions)
Total direct and selling, general and administrative expenses	$69.6	$66.9	$2.7	4.1%
Direct operating expense	30.0	27.6	2.5	8.9%
Selling, general and administrative expenses	35.2	34.5	0.7	2.1%
Amortization expense	4.4	2.9	1.5	49.3%
Depreciation expense	1.8	1.9	(0.1)	(2.7)%
Fair value and other adjustment on earnout liabilities	(3.0)	0.0	(3.0)	Not Meaningful
Impairment of assets and goodwill	1.2	0.0	1.2	Not Meaningful

Operating expenses increased primarily as a result of costs associated with operating the business we acquired in 2010. Total operating expenses from the pre-existing businesses were down $4.3 million year-over-year, largely as a result of cost savings initiatives and other expense reductions put in place as a result of lower revenues, along with decreased production costs resulting from fewer public notice placements in our publications.

In the fourth quarter of 2011, management revised its estimates of the earnouts to be paid in connection with the DataStream acquisition, resulting in a reduction of $3.0 million to the liability recorded. This amount is included in fair value and other adjustments on earnout liabilities.

In 2011, adverse changes in the business climate, earlier than expected customer attrition, and deterioration of operating performance in certain stand-alone businesses within the Business Information Division required us to perform impairment tests on these certain stand-alone businesses’ long-lived assets. Recoverability of these assets was measured and this process indicated that the carrying values of certain assets were not recoverable, as the expected undiscounted future cash flows to be generated by them were less than their carrying values. As a result, we recorded $1.2 million in non-cash impairment charges in 2011 to reduce the carrying value of certain assets, primarily software and customer lists.

Excluding the impacts of the fair value and other adjustment on earnout liabilities, and the impairment of long-lived assets and goodwill, total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 91.1% for 2011, from 79.8% for 2010, due primarily to reduced foreclosure activity reflected in the decrease of our public notice revenues.

Off Balance Sheet Arrangements

We have not entered into any off balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital (deficit) and long-term debt, less current portion as of December 31, 2012 and 2011, as well as cash flows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	As of December 31,
	2012	2011
Cash and cash equivalents	$3,509	$752
Working capital (deficit)	4,413	(3,329)
Long-term debt, less current portion	150,881	168,724

	Years Ended December 31,
	2012	2011	2010
Cash provided by operating activities—continuing operations	$40,091	45,771	67,769
Cash used in operating activities—discontinuing operations	(3,380)	(4,469)	(3,346)
Cash used in investing activities—continuing operations:
Acquisitions and investments	(145)	(69,292)	(17,808)
Capital expenditures	(7,523)	(6,956)	(8,518)
Cash (used in) provided by financing activities—continuing operations	(26,578)	35,189	(30,688)

Cash Flows From Operating Activities

The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies and payments of interest and income taxes. However, as a result of our net loss in the current year, we anticipate an income tax refund in 2013.

Net cash provided by operating activities for the year ended December 31, 2012, decreased $4.6 million, or 11.3%, to $36.7 million from $41.3 million for the year ended December 31, 2011. This decrease was largely attributable to the decrease in net income when compared to 2011. The total change in operating assets and liabilities, net of effects of business combinations and discontinued operations, was a net inflow of $7.3 million in 2012 compared to a use of $0.2 million in 2011. This decrease in use of cash was largely a result of timing of vendor payments and increase in pass-through liabilities related to NDeX’s California operations, due in part to timing of payments. Net cash provided by operating activities for the year ended December 31, 2011, decreased $23.1 million, or 35.9%, to $41.3 million from $64.4 million for the year ended December 31, 2010. This decrease was largely attributable to the decrease in net income when compared to 2010, as well as a decrease in distributions received from DLNP as discussed below. The total change in operating assets and liabilities, net of effects of business combinations and discontinued operations, was a use of $0.2 million in 2011 compared to a use of $1.4 million in 2010. This increase in use of cash was largely a result of a decrease in pass-through liabilities related to NDeX’s California operations, due in part to lower volumes as well as the timing of payments.

Working capital increased $7.7 million, to a surplus of $4.4 million at December 31, 2012, from a deficit of $3.3 million at December 31, 2011. Notable changes in working capital in 2012 were: an increase in income tax receivable related to net loss in the year, a decrease in accounts receivable net of deferred revenue of $4.8 million due in part to the bad debt expense taken on the receivable balance from the NDeX Florida’s former law firm customer, a decrease in due to sellers of acquired businesses of $15.4 million largely as a result of the earnout paid to the sellers of ACT and fair value adjustment, and a $7.5 million increase in current portion of long-term debt due to a modification of our long-term debt agreement. Working capital decreased $5.7 million, to a deficit of $3.3 million at December 31, 2011, from a surplus of $2.4 million at December 31, 2010. Notable changes in working capital in 2011 were: an increase in net accounts receivable of $12.3 million due in large part to the addition of the receivables related to the newly acquired ACT (accounting for $8.5 million of the increase), along with an increase in NDeX receivables due, in part, to an increase in foreclosure processing cycles as discussed below; a decrease in accrued pass-through liabilities of $9.5 million due to a slowdown of mortgage defaults in California; and an increase in due to sellers of acquired businesses of $17.5 million due primarily to the acquisition of ACT.

Our allowance for doubtful accounts as a percentage of gross receivables and days sales outstanding, or DSO, as of December 31, 2012, 2011 and 2010 is set forth in the table below:

	December 31,
	2012	2011	2010
Allowance for doubtful accounts as a percentage of gross accounts receivable	2.9%	1.9%	2.6%
Days sales outstanding	91.2	85.5	65.9

Our allowance for doubtful accounts as a percentage of gross accounts receivable increased from 1.9% to 2.9% from 2011 through 2012 due to the lower accounts receivable balance as a result of the sale of NDeX Florida. This reduced the overall balance of gross accounts receivable by $10.0 million. See below for further discussion regarding our NDeX receivables.

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue by the total number of days in the period. Please refer to Recent Developments – Regulatory Environment above for an explanation of some of the current factors that are contributing to the increase in time it is taking to process foreclosures. Our DSO increased in 2012 primarily as a result of carrying larger receivable balances in some of our NDeX operating units as a result of an increase in the length of time it takes to process foreclosures.

At December 31, 2012, we had a significant concentration of credit risk relating to amounts due from NDeX’s six law firm customers. Of our total consolidated net receivable balance, $21.9 million, or 36.3%, was related to amounts due from these customers, and includes both billed and unbilled amounts. Billed amounts represent $15.6 million, or 25.8%, of our total consolidated net receivable balance. Partially offsetting our total accounts receivable exposure for these law firm customers is deferred revenue, for amounts billed but not yet earned, in the amount of $5.4 million, which represents 24.5% of the total balances due. We do not carry an allowance for doubtful accounts as it relates to these law firm customers as we believe all such amounts are collectible.

We own 35.0% of the membership interests in Detroit Legal Publishing, LLC, or DLNP, the publisher of Detroit Legal News. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow. We received distributions of $3.4 million, $4.0 million and $7.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in distributions received in 2012 and 2011 compared to 2010 was due to decreased earnings generated by DLNP as a result of a reduction in public notice placements in their newspapers as discussed above.

Cash Flows From Investing Activities

Net cash used in investing activities decreased $69.4 million, to $7.4 million in 2012, from $76.8 million in 2011. This decrease was primarily a result of reduced spending on acquisitions and investments. Investing activity in 2011 included the ACT acquisition along with our buy-out of approximately one-third of the outstanding membership units in DiscoverReady held by DR Holdco. About 19% of our capital spending in 2012 related to office moves, renovations and related expenditures, and another 64% related to spending on various specific technology enhancements. The remainder of our capital expenditure spending in 2012 was used to acquire various equipment, software and furniture for our operating units. We expect our capital expenditures to account for approximately 3.0%—3.5% of our total revenues in 2013, including capital expenditures to improve and expand our data centers.

Net cash used by investing activities increased $50.0 million, to $76.8 million in 2011 from $26.8 million in 2010. Uses of cash in both periods pertained to acquisitions, capital expenditures and purchases of software. Cash paid for acquisitions totaled $69.4 million for the year ended December 31, 2011, and $17.8 million for the year ended December 31, 2010. Acquisition spending in 2011 related primarily to the acquisitions of ACT and the purchase of approximately one-third of the outstanding membership interests in DiscoverReady from DR. Holdco. Capital expenditures and purchases of software were approximately $7.0 million in 2011. About 17% of our capital spending in 2011 related to office moves, renovations and related expenditures, and another 40% related to spending on various specific technology enhancements. The remainder of our capital expenditure spending in 2011 was used to acquire various equipment, software and furniture for our operating units.

Cash Flows From Financing Activities

Net cash provided by financing activities primarily includes borrowings under our revolving credit agreement and proceeds from the issuance of long-term debt. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, payments on unsecured notes, payments of deferred acquisition costs and earnout, and the payment of fees associated with the issuance of long-term debt.

Net cash (used in) provided by financing activities decreased from cash provided of $31.4 million in 2011, to cash used of $(26.6) million in 2012. We paid down the senior term note by $7.5 million and we had no net borrowings on our senior revolving line of credit in 2012. Cash payments in 2012 primarily included $0.5 million net payments on our revolving line of credit, $7.5 million of scheduled payments on our term note, and $14.5 million of payments for earnout and holdback payments in connection with our acquisitions of ACT and DataStream. The current portion of long term debt includes $15.0 million of scheduled payments on our term loan. Long-term debt, less current portion, decreased $17.8 million, or 10.6%, to $150.9 million as of December 31, 2012, from $168.7 million as of December 31, 2011.

Net cash provided by (used in) financing activities increased from cash used of ($35.7) million in 2010, to cash provided of $31.4 million in 2011. In 2011, we borrowed approximately $60.0 million, in part, to fund the acquisition of ACT. Cash payments in 2011 primarily included $15.3 million net payments on our revolving line of credit, $5.0 million of scheduled payments on our term note, and $3.8 million of payments made to the Albertelli Sellers for the earnout, holdback and deferred payments in connection with our 2009 acquisition of the mortgage default processing services business in Florida. Long-term debt, less current portion, increased $37.1 million to $168.7 million as of December 31, 2011, from $131.6 as of December, 31, 2010. The current portion included $5.0 million of scheduled payments on our term loan and $2.5 million on our unsecured notes payable to the Trott Sellers and Feiwell & Hannoy in connection with our acquisition of their respective interests in NDeX.

Credit Agreement. On December 6, 2010, we entered into a third amended and restated credit agreement, (the “Credit Agreement”), with a syndicate of bank lenders for a $215.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $155.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015. The Credit Agreement was amended on March 6, 2012, to increase the maximum aggregate amount of the revolving credit facility to $165.0 million and to amend certain of the Credit Agreement’s definitions and covenants. Additionally, the Credit Agreement was amended on October 5, 2012, to accelerate and increase the conversion of a portion of the revolving credit facility to a term loan such that $100.0 million converted on October 5, 2012. In connection with these amendments, we paid approximately $1.3 million in bank and legal fees. On January 22, 2013, we entered into a fourth amendment to the Credit Agreement, which, among other changes, permits the payment of distributions on preferred stock of the Company, requires that a portion of the proceeds from the issuance of preferred stock be used to pay down the loans under the Credit Agreement and makes certain other adjustments to the covenants and restrictions applicable to us.

In 2012, we paid down an aggregate of $0.5 million net of revolving loans. $100.0 million was converted from a revolving loan to a converted amortizing term loan. In 2011, we drew an aggregate $44.7 million, net, of revolving loans to fund, primarily, the acquisition of ACT, along with other payments due to the Albertelli Sellers, and for general working capital purposes. In December 2010, we drew $84.0 million on the revolver under the Credit Agreement, which we used in part to pay off the previous term loan.

As of December 31, 2012, we had $137.5 million outstanding under our term loan, and $28.2 million outstanding under our revolving variable-rate notes and available capacity of approximately $36.8 million, subject to covenant requirements under the credit agreement. We expect to use the remaining availability under our credit facility, if needed, for working capital and other general corporate purposes.

Our Credit Agreement permits us to elect whether outstanding amounts under the term loan facility and the revolving credit facility accrue interest based on a base rate or a Eurocurrency rate (specifically, LIBOR) as determined in accordance with the Credit Agreement, in each case, plus a margin that fluctuates on the basis of the ratio of our total liabilities to pro forma EBITDA. The margin on the base rate loans may fluctuate between 0.5% and 4.0% and the margin on the Eurocurrency rate loans may fluctuate between 2.0% and 5.5%. If we elect to have interest accrue (i) based on the base rate, then such interest is due and payable on the first business day of each month and (ii) based on a Eurocurrency rate, then such interest is due and payable at the end of the applicable interest period that we have elected, provided that if the applicable interest period is longer than three months, interest will be due and payable in three month intervals. At December 31, 2012, the combined weighted average interest rate on our senior term note and revolver was 5.3%.

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

The Credit Agreement, as amended, requires that, as of the last day of any fiscal quarter, we maintain a certain maximum total cash flow leverage ratio, minimum fixed charge coverage ratio, and earned minimum adjusted EBITDA. This total cash flow leverage ratio represents, for any particular date, the ratio of our outstanding indebtedness (minus cash and cash equivalents in excess of $5 million) to our pro forma EBITDA, calculated in accordance with our Credit Agreement. Our fixed charge coverage ratio is equal to the ratio of (1) our adjusted EBITDA, calculated in accordance with our Credit Agreement (less income taxes paid or received in cash, net capital expenditures paid in cash, and certain restricted payments paid in cash), to (2) interest expense plus scheduled principal payments on account of the term loan facility and our interest bearing liabilities plus all payments made pursuant to non-competition or consulting fees paid by us in connection with acquisitions plus dividends paid. If we are required to take an impairment charge to our goodwill or long-lived assets in the future, we do not expect that charge to impact our ability to comply with the covenants contained in our Credit Agreement because impairment charges are excluded from the calculation of EBITDA for purposes of meeting the fixed charge coverage and total cash flow leverage ratios and because there is no net worth minimum covenant in such agreement.

On January 31, 2013, we sold 700,000 shares of 8.5% Series B Preferred Stock which were offered to the public at a price of $23.00 per share and have a $25.00 per share liquidation preference. Proceeds of $14.8 million, net of offering costs of $0.9 million and fees of $0.4 million, were received on January 31, 2013 and used to pay existing debt under the senior credit facility. In conjunction with the sale of the Series B Preferred Stock, we entered into a fourth amendment to its Third Amended and Restated Credit Agreement, dated as of December 6, 2010. Among other changes, this amendment permits the payment of distributions on preferred stock, requires that a certain portion of the proceeds from the issuance of preferred stock be used to pay down the loans under the Credit Agreement and makes certain other adjustments to the covenants and restrictions.

Future Needs

Historically, cash flow from operations, supplemented by short and long-term financing, the proceeds from our credit facility and equity offerings, have been adequate to fund our day-to-day operations and capital expenditure requirements. While we faced many business challenges in 2012, we paid down the senior term note by $7.5 million and we had no net borrowings on our senior revolving line of credit in 2012. We expect to face business challenges in the coming year, but still expect that cash flow from operations, supplemented by short and long-term financing, the proceeds from our credit facility and equity offerings, will be adequate to fund our day-to-day operations and capital expenditure requirements. However, our ability to generate sufficient cash flow in 2013 could be adversely impacted by the business challenges we expect to face, particularly the ongoing regulatory, lender and other responses to the mortgage crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments—Regulatory Environment” and “Item 1A-Risk Factors” earlier in this annual report.

As disclosed above in “Item 1A – Risk Factors,” as of June 30, 2012, and as of September 30, 2012, we expected to fall short of our earned minimum adjusted EBITDA covenant, and we obtained waivers of compliance with that covenant for those periods from the required lenders. Additionally, on October 5, 2012, we entered into an amendment to the Credit Agreement which modified this and other financial covenants and applied to covenant compliance assessment for the third quarter of 2012. As of December 30, 2012, we were in compliance with all covenants in our debt instruments. The Company’s ability to generate sufficient cash flows in 2013 could be negatively impacted by the business challenges that the Company currently faces and could result in noncompliance with the Company’s senior secured credit facility. Any failure by us to comply with these covenants, may result in an event of default, which if not cured or waived, could result in the banks accelerating the maturity of our indebtedness or preventing us from accessing availability under our credit facility. In addition, our lenders may require us to prepay outstanding indebtedness under the credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. In addition, the indebtedness under our credit agreement is secured by a security interest in substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries, and therefore, if we are unable to repay such indebtedness the banks could foreclose on these assets and sell the pledged equity interests, which would adversely affect our ability to operate our business.

Over the long term, we plan to continue to develop and evaluate potential acquisitions to expand our product and service offerings and customer base and enter new geographic markets. We would intend to fund these acquisitions with funds generated from operations and borrowings under our credit facility. We may also need to raise money to fund these acquisitions, as we did for the acquisition of Barrett-NDeX in 2008, through the sale of our equity securities or additional debt financing, including takedowns under our $200 million shelf registration statement filed with the SEC on January 27, 2013.

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

Contractual Obligations

The following table represents our obligations and commitments to make future payments under contracts, such as lease agreements, and other contingent commitments, as of December 31, 2012. Actual payments in future periods may vary from those reflected in the table.

	Less than 1			After 5
	Year	1-3 Years	3-5 Years	Years	Total
	(in thousands)
Term loan (1)	$22,253	$134,194	$—	$—	$156,447
Revolving note (2)	1,551	31,203	—	—	32,754
Capital leases	162	181	—	—	343
Operating leases (3)	6,129	9,546	7,069	7,047	29,791
Noncontrolling interest put right in NDeX (4)	—	—	—	—	—
Noncontrolling interest put right in DiscoverReady (5)	—	7,283	—	—	7,283
Holdback payments—ACT (6)	5,017	—	—	—	5,017
Preferred stock dividends (7)	992	2,975	2,975	372	7,314

	$36,104	$185,382	$10,044	$7,419	$238,949

(1)	Consists of principal and interest payments due to the syndicate of lenders who are holders of our term loan, and assumes the amount outstanding as of December 31, 2012, remains outstanding until maturity. Further assumes an interest rate until the maturity date equal to 5.5% per annum.
(2)	Consists of principal and interest payments due to the syndicate of lenders who are holders of our revolving notes, and assumes the amount outstanding as of December 31, 2012, remains outstanding until maturity. Further assumes an interest rate until the maturity date equal to 5.5% per annum.
(3)	We lease office space and equipment under certain noncancelable operating leases that expire in various years through 2021. Lease terms generally range from 5 to 10 years with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for noncancelable operating leases.
(4)	Each of the minority members of NDeX has the right to require NDeX to repurchase all or any portion of the NDeX membership interest held by them until March 2, 2013. To the extent any minority member of NDeX timely exercises this right, the purchase price would be based upon 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. As of December 31, 2012, the calculation of the put as described results in a zero value. As such, no amounts are included in the tables above for such rights.
(5)	DR Holdco had the right, for a period of 90 days following November 2, 2012, to require DiscoverReady to repurchase approximately 50% of DR Holdco’s equity interest in DiscoverReady, which Dr. Holdco did not exercise. For a period of 90 days following November 2, 2013, to require DiscoverReady to purchase DR Holdco’s remaining equity interest in DiscoverReady. In addition, DiscoverReady also has the right to require DR Holdco to sell its entire equity interest in DiscoverReady. In each case, if either party timely exercises its right, we would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under certain circumstances.

It is not possible to provide the exact amount DiscoverReady might be obligated to pay if DR Holdco or we were to exercise our respective rights when they are exercisable. The amounts we have disclosed in the table is provided as an example of the purchase price that would be payable by DiscoverReady if (x) DR Holdco or we exercise our respective right in full as described above at each of the earliest dates possible, and (y) that the value of DR Holdco’s interest in DiscoverReady is $7.3 million, which is the greater of book value or fair value, at December 31, 2012. The amount in the table above assumes we would make this payment in cash to the extent allowable by the terms and conditions of our then-existing bank credit agreement. This amount is being provided for informational purposes only and may not be representative of the actual amount DiscoverReady may be obligated to pay in connection with the exercise of the rights described above.

(6)	In connection with our acquisition of ACT, we agreed to pay up to $5.0 million, plus accrued interest, to be held back for a period of 20 months to secure certain obligations of ACT, plus an earnout payment based primarily upon the extent to which an agreed-upon multiple of ACT’s pro forma EBITDA for the year ended December 31, 2012, exceeds the base purchase price of $65.0 million, plus two additional earnout payments of up to a maximum of $15.0 million in the aggregate that are contingent upon reaching certain revenue milestones for the years ended December 31, 2012 and 2013. The first earnout payment amount of $13.7 million was paid in 2012. As of December 31, 2012, there will be no additional earnout to be paid. As such, the table above reflects only the held-back purchase price, which is subject to certain indemnity claims. This amount is being provided for informational purposes only and may not be representative of the actual amount DiscoverReady may be obligated to pay in connection with the held-back purchase price above.
(7)	On January 31, 2013, we sold 700,000 shares (the “Shares”) of our newly designated 8.5% Series B Cumulative Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Shares were offered to the public at a price of $23.00 per share and have a $25.00 per share liquidation preference. The Series B Preferred Stock is redeemable at our option beginning on January 31, 2018, or upon a change in control and has no maturity date. The amount in the table above assumes we will make payments of accrued dividends each year through January 2018. This amount is being provided for informational purposes only and may not be representative of the actual amount we may be obligated to pay in connection with the redemption right above.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of December 31, 2012, we had swap arrangements that convert $60 million of our variable rate term loan into a fixed rate obligation. These swap agreements will mature on various dates through December 31, 2014. We enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of December 31, 2012, we have designated our interest rate swap agreements for hedge accounting treatment. Accordingly, we record changes in the fair value of these swap agreements in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended. Conversely, we treated the fair value of the swap agreements that terminated on March 31, 2011, and did not qualify for hedge accounting treatment, as a component of interest income (expense) in our statement of operations for the period then ended.

For the years ended December 31, 2012 and 2011, we recognized no interest income and $0.3 million interest income, respectively, related to the fair value of the interest rate swap agreement that did not qualify for hedge accounting. At December 31, 2012 and 2011, we had $0.9 million and $1.3 million (net of tax) respectively, included in other comprehensive loss related to the change in fair value of the interest rate swap agreements that qualify for hedge accounting. At December 31, 2012 and 2011, the estimated fair value of our fixed interest rate swaps was a liability of $1.4 million and $2.1 million, respectively.

If the future interest yield curve decreases, the fair value of the interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of the interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.8 million (pre-tax), $0.8 million (pre-tax), and $0.5 million (pre-tax) in the years ended December 31, 2012, 2011 and 2010, respectively.

Item 8.	Financial Statements and Supplemental Data

THE DOLAN COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Dolan Company

We have audited the accompanying consolidated balance sheets of The Dolan Company and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The Detroit Legal News Publishing, LLC, an entity in which the Company has a 35% ownership interest. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Detroit Legal News Publishing, LLC, is based solely on the report of the other auditors. The Company has a $9.5, $11.3, and $13.2 million investment in and has recorded equity in earnings of $1.6, $2.2, and $4.7 million of The Detroit Legal News Publishing, LLC as of and for the years ended December 31, 2012, 2011 and 2010, respectively.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Dolan Company and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Dolan Company and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Minneapolis, Minnesota

March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members

The Detroit Legal News Publishing, LLC

Detroit, Michigan

We have audited the accompanying statements of financial position of The Detroit Legal News Publishing, LLC as of December 31, 2012 and 2011, and the related statements of operations, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, 2011 and 2010. The Detroit Legal News Company Publishing, LLC’s is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Detroit Legal News Publishing, LLC as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Southfield, Michigan

February 8, 2013

THE DOLAN COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$3,509	$752
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,809 and $1,416 as of December 31, 2012 and 2011, respectively)	60,300	72,117
Unbilled pass-through costs	4,668	4,317
Prepaid expenses and other current assets	3,271	3,976
Income tax receivable	10,823	1,968
Assets held for sale	—	257

Total current assets	82,571	83,387
Accounts receivable, long term	—	2,500
Investments	10,069	11,901
Property and equipment, net	18,091	19,263
Finite-lived intangible assets, net	162,212	212,950
Goodwill and indefinite-lived intangible assets	151,329	283,039
Deferred income taxes	23,358	—
Other assets	1,910	2,563

Total assets	$449,540	$615,603

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$15,162	$7,667
Accounts payable	20,860	18,760
Accrued pass-through liabilities	10,617	8,820
Accrued compensation	7,941	5,188
Accrued liabilities	5,283	5,588
Due to sellers of acquired businesses	5,017	20,403
Deferred revenue	13,278	20,290

Total current liabilities	78,158	86,716
Long-term debt, less current portion	150,881	168,724
Deferred income taxes	—	20,739
Due to sellers of acquired businesses	—	12,687
Other liabilities	7,240	7,319

Total liabilities	236,279	296,185

Redeemable noncontrolling interest	7,283	12,726

Commitments and contingencies (Note 18)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,955,321 and 30,576,597 shares as of December 31, 2012 and 2011, respectively	31	30
Preferred stock, $0.001 par value; authorized: 5,000,000 shares; designated: 5,000 shares of Series A Junior Participating Preferred Stock; no shares outstanding	—	—
Other comprehensive loss (net of tax)	(867)	(1,285)
Additional paid-in capital	301,956	294,476
(Accumulated deficit) retained earnings	(88,285)	13,471

Total The Dolan Company stockholders’ equity	212,835	306,692

Noncontrolling interest	(6,857)	—
Total stockholders’ equity	205,978	306,692

Total liabilities and stockholders’ equity	$449,540	$615,603

See Notes to Consolidated Financial Statements

THE DOLAN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except share and per share data)
Revenues
Professional Services	$179,600	$190,119	$210,469
Business Information	74,711	78,493	83,826

Total revenues	254,311	268,612	294,295

Operating expenses
Direct operating: Professional Services	89,696	87,477	84,603
Direct operating: Business Information	28,527	30,012	27,562
Selling, general and administrative	104,435	101,897	99,083
Amortization	18,451	18,206	15,104
Depreciation	7,611	7,650	9,586
Fair value and other adjustments on earnout liabilities	(12,127)	(16,271)	—
Impairment of long-lived assets and goodwill	151,614	1,179	—

Total operating expenses	388,207	230,150	235,938
Equity in earnings of affiliates	1,528	2,118	4,580

Operating (loss) income	(132,368)	40,580	62,937

Non-operating income (expense)
Interest expense, net of interest income	(9,945)	(6,603)	(7,543)
Non-cash interest income related to interest rate swaps	—	286	1,185
Other income	—	287	197

Total non-operating expense	(9,945)	(6,030)	(6,161)

(Loss) income from continuing operations before income taxes	(142,313)	34,550	56,776
Income tax benefit (expense)	45,448	(13,093)	(21,488)

(Loss) income from continuing operations	(96,865)	21,457	35,288
Discontinued operations, net of tax	(14,542)	(131)	(47)

Net (loss) income	(111,407)	21,326	35,241
Less: Net loss (income) attributable to noncontrolling interests	9,651	(1,833)	(2,886)

Net (loss) income attributable to
The Dolan Company	$(101,756)	$19,493	$32,355

(Loss) earnings per share – basic and diluted:
(Loss) income from continuing operations attributable to The Dolan Company	$(2.88)	$0.65	1.07
Discontinued operations attributable to The Dolan Company	(0.48)	—	—

Net (loss) income attributable to The Dolan Company	(3.36)	0.65	1.07
Decrease in redeemable noncontrolling interest in NDeX	—	0.25	0.01

Net (loss) income attributable to The Dolan Company common stockholders	$(3.36)	$0.90	$1.08

Weighted average shares outstanding—basic	30,276,627	30,141,488	30,150,837

Weighted average shares outstanding—diluted	30,276,627	30,223,319	30,314,174

Amounts attributable to The Dolan Company and to The Dolan Company common stockholders:
(Loss) income from continuing operations, net of tax, attributable to The Dolan Company	$(87,214)	$19,624	$32,402
Discontinued operations, net of tax, attributable to The Dolan Company	(14,542)	(131)	(47)

Net (loss) income attributable to The Dolan Company	(101,756)	19,493	32,355
Decrease in redeemable noncontrolling interest in NDeX	—	7,487	217

Net (loss) income attributable to The Dolan Company common stockholders	$(101,756)	$26,980	$32,572

See Notes to Consolidated Financial Statements

The Dolan Company

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net (loss) income attributable to The Dolan Company	$(101,756)	$19,493	$32,355
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap, net of tax	418	13	(1,298)

Comprehensive (loss) income attributable to The Dolan Company	$(101,338)	$19,506	$31,057

See Notes to Consolidated Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	The Dolan Company Stockholders’ Equity
				(Accumulated
			Additional	Deficit)	Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balance (deficit) at December 31, 2009	30,326,437	$30	$287,210	$(38,377)	$—	$—	$248,863

Net income attributable to The Dolan Company	—	—	—	32,355	—	—	32,355
Decrease in redeemable noncontrolling interest, net of tax	—	—	217	—	—	—	217
Unrealized loss on interest rate swap, net of tax	—	—	—	—	(1,298)	—	(1,298)
Issuance of common stock pursuant to the exercise of stock options	13,848	—	26	—	—	—	26
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	171,123	—	3,242	—	—	—	3,242
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	(4,560)	—	—	—	(4,560)
Other	—	—	13	—	—	—	13

Balance (deficit) at December 31, 2010	30,511,408	$30	$286,148	$(6,022)	$(1,298)	$—	$278,858

Net income attributable to The Dolan Company	—	—	—	19,493	—	—	19,493
Decrease in redeemable noncontrolling interest in NDeX , net of tax	—	—	7,487	—	—	—	7,487
Unrealized loss on interest rate swap, net of tax	—	—	—	—	13	—	13
Issuance of common stock pursuant to the exercise of stock options	4,000	—	9	—	—	—	9
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	198,689	—	3,861	—	—	—	3,861
Repurchase of common stock	(137,500)	—	(1,691)	—	—	—	(1,691)
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	(1,261)	—	—	—	(1,261)
Other	—	—	(77)	—	—	—	(77)

Balance (deficit) at December 31, 2011	30,576,597	$30	$294,476	$13,471	$(1,285)	$—	$306,692

Net loss attributable to The Dolan Company	—	—	—	(101,756)	—	—	(101,756)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(6,857)	(6,857)
Change in noncontrolling interest in NDeX	—	—	791	—	—	—	791
Unrealized gain on interest rate swap, net of tax	—	—	—	—	418	—	418
Issuance of common stock pursuant to the exercise of stock options	13,500	—	30	—	—	—	30
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	365,224	1	3,727	—	—	—	3,728
Decrease in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	2,932	—	—	—	2,932

Balance (deficit) at December 31, 2012	30,955,321	$31	$301,956	$(88,285)	$(867)	$(6,857)	$205,978

See Notes to Consolidated Financial Statements

THE DOLAN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(111,407)	$21,326	$35,241
Loss from discontinued operations	14,542	131	47

(Loss) income from continuing operations	(96,865)	21,457	35,288
Distributions received from The Detroit Legal News Publishing, LLC	3,360	4,025	7,000
Distributions paid to holders of noncontrolling interests	—	(643)	(1,662)
Gain on sale of investment	—	(394)	(197)
Non-cash operating activities:
Amortization	18,451	18,206	15,104
Depreciation	7,611	7,650	9,586
Impairment of long-lived assets and goodwill	151,614	1,179	—
Equity in earnings of affiliates	(1,528)	(2,118)	(4,580)
Stock-based compensation expense	3,722	3,843	3,237
Deferred income taxes	(43,213)	8,948	2,913
Change in value of interest rate swaps	—	(286)	(1,185)
Amortization of debt issuance costs	1,160	372	868
Non-cash fair value and other adjustments on earnouts recorded in connection with acquisitions	(11,492)	(16,271)	—
Changes in operating assets and liabilities, net of effects of business combinations and discontinued operations
Accounts receivable and unbilled pass-through costs	(206)	4,971	10,304
Prepaid expenses and other current assets	658	2,967	(5,254)
Other assets	700	152	398
Accounts payable and accrued liabilities	7,688	(10,059)	(7,663)
Deferred revenue and other liabilities	(1,569)	1,772	3,612

Cash provided by operating activities—continuing operations	40,091	45,771	67,769
Cash used in operating activities—discontinued operations	(3,380)	(4,469)	(3,346)

Net cash provided by operating activities	36,711	41,302	64,423

Cash flows from investing activities
Acquisitions and investments	(145)	(69,369)	(17,808)
Capital expenditures	(7,523)	(6,956)	(8,518)
Proceeds on the sale of investment	—	394	197
Other	—	77	—

Cash used in investing activities—continuing operations	(7,668)	(75,854)	(26,129)
Cash provided by (used in) investing activities—discontinued operations	292	(923)	(638)

Net cash used in investing activities	(7,376)	(76,777)	(26,767)

Cash flows from financing activities
Net (payments) borrowings on senior revolving note	(500)	44,700	(7,675)
Payments on senior long-term debt	(7,500)	(5,000)	(9,775)
Payments of deferred acquisition costs and earnouts	(14,537)	(20)	—
Payments on unsecured notes payable	(2,470)	(2,416)	(11,565)
Payments for repurchases of common stock	—	(1,691)	—
Payments of financing costs	(1,273)	—	(1,491)
Other	(298)	(384)	(182)

Cash (used in) provided by investing activities—continuing operations	(26,578)	35,189	(30,688)
Cash used in investing activities—discontinued operations	—	(3,824)	(5,000)

Net cash (used in) provided by financing activities	(26,578)	31,365	(35,688)

Net change in cash and cash equivalents	2,757	(4,110)	1,968
Cash and cash equivalents at beginning of the period	752	4,862	2,894

Cash and cash equivalents at end of the period	$3,509	$752	$4,862

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$7,359	$6,388	$6,343
Income taxes	(397)	1,553	23,021

Supplemental disclosures of noncash and financing information
Due to or notes payable to sellers of acquired business	$—	$—	$6,365
Notes payable to seller of noncontrolling interest	—	—	8,450
Deferred tax benefit on discontinued operations	2,135	426	293
Noncash buildout allowances at leased facilities	582	840	—

See Notes to Consolidated Financial Statements

THE DOLAN COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of Business: The Dolan Company and its subsidiaries (the “Company”) is a leading provider of professional services and business information to legal, financial and real estate sectors in the United States. The Company operates in three reportable segments. Those segments are Mortgage Default Processing Services, Litigation Support Services and Business Information. The Mortgage Default Processing Services and Litigation Support Services segments comprise the Company’s Professional Services Division. The Company’s Mortgage Default Processing Services segment (composed of NDeX) provides mortgage default processing services to six law firm customers in six states and directly to loan servicers and lenders in California. The Company’s Litigation Support Services segment (composed of DiscoverReady and Counsel Press) provides discovery management and document review services and appellate services to the legal community. The Company’s Business Information segment supplies information to the legal, financial, real estate and governmental affairs sectors through a variety of subscription-based products and media, including court and commercial newspapers, business journals, events, the Internet and other electronic media offerings.

Liquidity: For the year ended December 31, 2012, the Company incurred a net loss from continuing operations of $111.4 million, primarily as a result of an after-tax $102.5 million impairment charge to certain long lived assets and goodwill in the Mortgage Default Processing segment. Cash provided by continuing operations was $40.1 million.

The principal source of liquidity in the future will be cash flows from continuing operations. In order to operate profitably on a continuous basis in the future, the Company must increase revenue and eliminate costs to achieve and maintain positive operating margins. Management is taking actions, including workforce reductions, in seeking to achieve profitability and to meet the financial and non-financial obligations and covenants contained within the senior secured credit facility, and is prepared to take further actions as needed. The Company’s ability to generate sufficient cash flows in 2013 could be negatively impacted by the business challenges that the Company currently faces and could result in noncompliance with the Company’s senior secured credit facility. Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lenders accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the credit facility, or requiring prepayment of outstanding indebtedness under the credit facility. As of June 30, 2012 and September 30, 2012 the Company obtained waivers of noncompliance or entered into amendments with lenders to modify certain covenants for those periods. While the Company’s management believes that it will have the ability to obtain waivers in the future, there can be no assurances in this regard. If the maturity of the indebtedness is accelerated, sufficient cash resources to satisfy the debt obligations may not be available and the Company may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all tangible and intangible assets of the Company. If the Company is unable to repay such indebtedness, the banks could foreclose on these assets. Given the Company’s ability to service its debt and its past relationship with its lenders, the Company’s management believes that this is unlikely.

Any noncompliance with the bank covenants may require the Company to seek additional funds through the equity markets, raise funds through debt instruments, or curtail planned activities and operations. However, additional funding may not be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to existing shareholders may result.

Basis of Presentation: The Company operates its majority owned subsidiary, American Processing Company, LLC, under the trade name National Default Exchange, or NDeX. Therefore, when the Company refers to “NDeX” in these notes, it means all of its mortgage default processing operations in Michigan, Indiana, Minnesota, Texas, Nevada, Georgia and California markets, all of which the Company formerly referred to as APC.

In 2012, the Company sold its NDeX Florida operations within its Mortgage Default Processing Services segment. Previously, in 2011, the Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment. All of these businesses were sold in 2012. Accordingly the Company has removed from its operating results for 2012, 2011 and 2010 the results of these businesses and presented them within discontinued operations. The assets of the two disposed businesses within the Business Information Segment net of related liabilities, are included in assets held for sale at December 31, 2011. See Note 8 for further information on discontinued operations.

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

Revenue Recognition: The Company generates revenue from its Mortgage Default Processing Services segment, in part, by providing mortgage default processing services and recognizes this revenue on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make significant estimates as to the appropriate length of the revenue recognition period and allocation of revenues within those periods. These estimates are based primarily upon the Company’s historical experience and its knowledge of processing cycles in each of the states in which it does business, as well as recent legislative changes which impact the processing period. The Company’s revenue recognition periods for mortgage default processing services revenues ranges from one to nineteen months. As discussed in Note 15, the Company provides these services to its law firm customers pursuant to long-term services agreements. In California, the Company also provides these services directly to mortgage lenders and loan servicers. The Company also provides real estate title and related services to the Barrett Law Firm, the Company’s law firm customer in Texas, and recognizes revenue associated with these services over the period in which those services are performed.

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

In the case of Counsel Press, revenue is recognized when its final appellate product is filed with the court. Within DiscoverReady, contracts with its customers frequently contain multiple service deliverables. Its multiple element service offerings include data processing, review services, production and hosting. Based on the Company’s evaluation of each deliverable, it has determined that each of these services has standalone value to its customers and represent separate units of accounting. Allocation of the total arrangement consideration to each unit of accounting is determined at arrangement inception based on each unit’s relative selling price. For those multiple element arrangements in which a unit of accounting is priced at an amount less than its estimated selling price, the Company uses the relative selling price method to allocate the discount proportionately to each unit of accounting in the arrangement.

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

The Company records amounts billed to customers in both its Mortgage Default Processing Services and Litigation Support Services segments but not yet recognized as revenues as deferred revenue. The Company records a liability for deferred revenue in the Business Information segment either when it bills advertising in advance or customers prepay for subscriptions. As of December 31, 2012 and 2011, the Company recorded an aggregate, $13.9 million and $21.9 million, respectively, including long-term, as deferred revenue.

The Company records revenues recognized for services performed but not yet billed to its customers as unbilled services. As of December 31, 2012 and 2011, the Company recorded an aggregate $16.2 million and $16.8 million, respectively, as unbilled services and included these amounts in accounts receivable on its balance sheet. The majority of these unbilled services are attributable to our Mortgage Default Processing Services segment.

Cash and Cash Equivalents: Cash and cash equivalents may include money market mutual funds and other highly liquid investments with original maturities of three months or less at the date of acquisition. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts. The Company has presented $6.4 million and $6.1 million of outstanding checks at December 31, 2012 and 2011, respectively, within accounts payable.

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

	Balance Beginning	Acquisitions		Provision for Doubtful Accounts	Net Written Off	Balance Ending
2012	$1,416	$	—	$806	$(413)	$1,809
2011	1,578		—	479	(641)	1,416
2010	1,113		190	655	(380)	1,578

Investments: The Company accounts for investments using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investor. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of an investor of between 20 percent and 50 percent, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. Under this method, the investment is adjusted to recognize the Company’s share of net income or losses of the affiliate as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee.

The Company accounts for investments using the cost method if the Company does not have the ability to exercise significant influence over an investor. Significant influence is generally deemed to not exist if the Company has an ownership interest in the voting stock of an investor of less than 20 percent. Under this method, the investment is measured at historical cost.

The Company considers whether the fair values of its equity and cost method investments have declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), then the Company would record a write-down to estimated fair value.

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

Financial Instruments: The Company accounts for derivative instruments and other hedging activities by recognizing all derivatives as either assets or liabilities on the balance sheet and then measures those instruments at fair value. The effect on earnings from recognizing the fair values of these derivative financial instruments depends on their intended use, their hedge designation, and their effectiveness in offsetting changes in the fair values of the exposures they are hedging. For those instruments designated as hedges, changes in the effective portions of the fair values of instruments used to reduce or eliminate adverse fluctuations in cash flows of anticipated or forecasted transactions are reported in equity as a component of other comprehensive income (loss). Amounts in other comprehensive income (loss) are reclassified to earnings when the related hedged items affect earnings or the anticipated transactions are no longer probable. Changes in the fair values of derivative instruments that are not designated as hedges or do not qualify for hedge accounting treatment are reported currently in earnings. Amounts reported in earnings are classified consistently with the item being hedged.

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

Finite-lived Intangible Assets: Finite-lived intangible assets include mastheads, customer lists, noncompeting agreements, service agreements, customer relationships, trademarks, domain names and trade names. These intangible assets are being amortized over their estimated useful lives as described in Note 7.

Goodwill and Indefinite-lived Intangible Assets Impairment: The Company’s indefinite-lived intangible assets and goodwill arose from acquisitions occurring since the Company’s formation. Indefinite-lived intangible assets consist of trademarks and domain names associated with NDEx and DataStream. The Company reviews these indefinite-lived intangible assets annually on November 30 for impairment by comparing the fair value to the carrying amount.

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

The Company tests for goodwill impairment at the reporting unit level on November 30 of each year or upon events which indicate goodwill may be impaired. This test is a two-step process. The first step requires us to estimate the fair value of each reporting unit and compares the fair value to the reporting unit’s carrying amount, including goodwill and indefinite-lived intangible assets. If the fair value exceeds the carrying amount, the goodwill is not considered impaired. To the extent a reporting unit’s carrying amount exceeds its fair value, the reporting unit’s goodwill may be impaired and the second step of the impairment test must be performed. The second step involves assigning the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities as if the reporting unit had been acquired in a business combination in order to determine the implied fair value of the reporting unit’s goodwill as of the testing date. The implied fair value of the reporting unit’s goodwill is then compared to the carrying amount of goodwill to quantify an impairment loss, if any, which would equal the excess of the carrying amount of goodwill over the reporting unit’s implied fair value. The Company determined there was an impairment to its goodwill during the year ended December 31, 2012. No such impairment occurred during the years ended December 31, 2011 and 2010. See Notes 5 and 7 for further information on the Company’s impairment of goodwill.

Long-Lived Assets Impairment: Long-lived assets, such as property and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. In evaluating recoverability, the following factors, among others, are considered: a significant change in the circumstances used to determine the amortization period, an adverse change in legal factors or in the business climate, a transition to a new product or service strategy, a significant change in customer base and a realization of failed marketing efforts. The recoverability of an asset group is measured by a comparison of the unamortized balance of the asset group to its future undiscounted cash flows.

If the Company believes the asset group balances were not recoverable, it would recognize an impairment charge to reduce the long-lived asset balance based on the fair value of the asset group. The amount of such impairment would be charged to operations in the current period. The Company determined there was impairment to certain of its finite-lived assets, including property and equipment and intangibles assets, during the years ended December 31, 2012 and 2011. No such impairment occurred during the year ended December 31, 2010. See Notes 5 and 7 for further information on the Company’s impairment of long-lived assets.

Redeemable Noncontrolling Interest: At December 31, 2012, the Company’s redeemable noncontrolling interest consists of a 6.2% aggregate equity interest in NDeX and a 9.9% equity interest in DiscoverReady. Each of the holders of the Company’s noncontrolling interests in NDeX and DiscoverReady has the right, for a certain period of time, to require either NDeX or DiscoverReady, as applicable, to repurchase all or a portion of the equity interest held by such holder (see Note 18). To the extent any holder of an equity interest in NDeX timely exercises this right, the purchase price of the equity interest will be based on 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. To the extent DR Holdco, the holder of the noncontrolling interest in DiscoverReady, exercises its right, the purchase price of its equity interest in DiscoverReady will be based on the fair market value of the equity interest. Because the NCIs in both NDeX and DiscoverReady have redemption features outside of the control of the Company, the Company has historically presented the NCIs in the mezzanine section of the balance sheet between “Liabilities” and “Stockholders’ Equity,” rather than as a separate component of equity. However, as a result of the carrying value of the redeemable NCI in NDeX becoming less than zero during 2012, the Company has presented the NDeX NCI within the stockholder’s equity section rather than in temporary equity on the balance sheet. The Company is also required to adjust these NCIs to the greater of book value or fair value (for DiscoverReady) or their redemption amount (for NDeX) at each reporting period. Because the redeemable feature of the NDeX NCI is based upon a formula, the Company adjusts this NCI to its redemption amount. The Company has chosen to record such adjustment through “additional paid-in capital” rather than directly as a charge against earnings, and has therefore employed the two-class method to calculate earnings per share based on net income attributable to its common stockholders. Because the redeemable feature of the DiscoverReady NCI is based on its fair value, such adjustment is also recorded through “additional paid-in capital”, but it is not an item affecting net income attributable to the Company’s common stockholders. The Company has recorded an adjustment of $(0.8) million net of tax to adjust the redeemable noncontrolling interest in NDeX to the greater of its book value or redemption value and $(2.9) million net of tax to adjust the redeemable noncontrolling interest in DiscoverReady to the greater of its book value or fair value for the year ended December 31, 2012.

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

The Company’s operations involve dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return based on its estimate of whether, and the extent to which, additional taxes will be due. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 13 for further information pertaining to income taxes.

Share-Based Compensation: The Company measures employee share-based compensation awards using a fair value method and recognizes compensation cost in its financial statements. The Company uses the Black-Scholes option pricing model in deriving the fair value of option awards. Forfeitures of share-based awards are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. If factors change causing different forfeiture assumptions to be made in future periods, compensation expense recorded may differ significantly from that recorded in the current period. See Note 17 for more information regarding the assumptions used in estimating the fair value of stock options.

New Accounting Pronouncements: A summary of new accounting pronouncements that may affect the Company follows:

In June 2011, the FASB amended its accounting guidance to increase the prominence of items reported in other comprehensive income (OCI). The guidance requires the presentation of the components of net income, the components of OCI and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance was effective for the Company beginning with its March 31, 2012 financial statements. The Company has elected presentation of two separate but consecutive statements.

Note 2. Basic and Diluted (Loss) Income Per Share

Basic per share amounts are computed, generally, by dividing net income (loss) by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate its earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income (loss) attributable to its common stockholders. At December 31, 2012, 2011 and 2010, there were no shares of preferred stock issued and outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 17 for information on stock options) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net (loss) income attributable to The Dolan Company common stockholders per share (in thousands, except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Net (loss) income attributable to The Dolan Company	$(101,756)	$19,493	$32,355
Decrease in redeemable noncontrolling interest in NDeX, net of tax	—	7,487	217

Net (loss) income attributable to The Dolan Company common stockholders	$(101,756)	$26,980	$32,572

Basic:
Shares used in the computation of basic net income (loss) per share	30,277	30,141	30,151

Net (loss) income attributable to The Dolan Company common stockholders per share — basic	$(3.36)	$0.90	$1.08

Diluted:
Shares used in the computation of basic net (loss) income per share	30,277	30,141	30,151
Stock options and restricted stock	—	82	163

Shares used in the computation of diluted net (loss) income per share	30,277	30,223	30,314

Net (loss) income attributable to The Dolan Company common stockholders per share — diluted	$(3.36)	$0.90	$1.08

For the years ended December 31, 2012, 2011 and 2010, options to purchase approximately 2.6 million, 2.1 million and 1.7 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive. For the year ended December 31, 2012, options to purchase approximately 0.1 million weighted shares of common stock were excluded from the computation because of the reported net loss.

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

2011 Acquisitions/Equity Transactions:

Acquisition of ACT Litigation Services: On July 25, 2011, the Company, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT Litigation Services, Inc. (“ACT”) for (i) an upfront payment of approximately $60.0 million in cash that was paid in full at closing, plus (ii) up to $5.0 million in potential additional purchase price that will be held back by the Company for a period of 20 months to secure certain obligations of ACT and its shareholders, plus (iii) an earnout payment based primarily upon the extent to which an agreed-upon multiple of ACT’s pro forma EBITDA for the year ended December 31, 2011, exceeds the base purchase price of $65.0 million, plus (iv) two additional earnout payments of up to a maximum of $15.0 million in the aggregate that are contingent upon reaching certain revenue milestones for the years ended December 31, 2012 and 2013. All of the earnout payments are subject to certain set-off rights of the Company under the purchase agreement. The Company paid approximately $0.5 million in deal costs associated with this transaction.

In 2012, the Company made net payments of $13.7 million related to earnouts. Management has estimated at December 31, 2012 that there will be no further amounts paid in conjunction with these earnouts. The Company has determined that the earnout liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in fair value and other adjustments on earnout liabilities. The reduction of the earnout liability during 2012 resulted in fair value adjustments of $11.5 million. See Note 5 for information pertaining to changes in the fair value of this liability during the year ended December 31, 2012. Additionally, during the second quarter of 2012, management recorded a retrospective adjustment of $2.1 million to reduce goodwill and the initial earnout liability estimate recorded at the acquisition date.

Management determined the fair value of the assets acquired and liabilities assumed and was assisted by a business valuation done by an independent third-party valuation firm. The total fair value of acquired long-lived tangible and intangible assets of $100.9 million was estimated using a discounted cash flow analysis (income approach) using an 18.0% discount rate estimated on July 25, 2011, and a 6.7% compound aggregate growth rate. Fair value of acquired assets and liabilities include: $2.3 million of fixed assets; $1.1 million of trade names; $38.3 million of customer lists; and $58.7 million of goodwill. The trade names and customer lists are being amortized over approximately two and one-half and 11 years, respectively. The actual working capital acquired was $8.9 million, and consisted primarily of $12.1 million of accounts receivable and $3.7 million of accounts payable and accrued liabilities.

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

Acquisition of Noncontrolling Interest in DiscoverReady: In May 2011, the Company purchased approximately one-third of the outstanding membership units of DiscoverReady held by its minority partner, DR Holdco LLC, for approximately $5.0 million in cash. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $5.0 million. No deal costs were incurred on this transaction. As a result of this transaction, the Company’s ownership percentage in DiscoverReady increased from 85.3% to 90.1%, and the noncontrolling interest decreased from 14.7% to 9.9%.

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

2010 Acquisitions/Equity Transactions:

Acquisition of DataStream Content Solutions, LLC: On December 1, 2010, the Company acquired DataStream Content Solutions, LLC (“DataStream”). In connection with this acquisition, the Company paid the sellers $15.0 million in cash at closing, held back $1.5 million, of which $1.2 million was paid in 2012. Up to $4.0 million in earnouts was also available upon achieving certain EBITDA targets during the calendar years ended December 31, 2011 and 2012, however those targets were not achieved and no further amounts are payable. These assets are part of the Company’s Business Information segment. The Company paid approximately $0.3 million in deal costs associated with this transaction.

Management estimated the fair value of the assets acquired and liabilities assumed and was assisted by a business valuation done by an independent third-party valuation firm. The total fair value of $19.8 million was estimated using a discounted cash flow analysis (income approach) using a discount rate of 16.0% and a compound annual growth rate through 2030 of 6.1%. The fair value of assets acquired was estimated as follows: $0.2 million of fixed assets; $0.4 million of various working capital items; $5.6 million of various technology, including both existing technology and technology in process, to be amortized over five to 15 years; $8.0 million of customer relationships, to be amortized over 12 years; $0.2 million of a license agreement, to be amortized over six months; $1.7 million of trademarks and $3.6 million of goodwill. The trademarks were determined to have an indefinite life and therefore will not be amortized, but rather will be reviewed annually for impairment.

At the time of the acquisition, the Company included the present value of earnout payments in its determination of consideration transferred. The Company has determined that this liability is a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability is adjusted to fair value at each reporting date, with the adjustment reflected in selling, general and administrative expenses. In 2012, the Company revised its estimate of earnouts to be paid, and estimated at December 31, 2012 that there will be no further earnouts paid. The Company recorded an adjustment of $0.3 million in 2012 to reduce its estimate of earnouts payable, with such adjustment being reflected as a reduction to selling, general and administrative expenses. See Note 5 for information pertaining to changes in the fair value of this liability during the year ended December 31, 2012.

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

Acquisition of Noncontrolling Interest in NDeX: On January 4, 2010, the Company, along with its wholly-owned subsidiary, Dolan APC, LLC, entered into a common unit purchase agreement with certain NCI holders of NDeX, including one of the Company’s executive officers, at the time, David A. Trott, under the terms of which the NCI holders sold their remaining aggregate 2.4% ownership interest in NDeX, for an aggregate $5.0 million. The balance due accrued at an interest rate of 4.25% per annum. The balance was paid in full in 2012. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $5.0 million. No deal costs were incurred with respect to this transaction.

Redemption of Noncontrolling Interest of Feiwell & Hannoy in NDeX: On February 28, 2010, NDeX redeemed a 1.7% ownership interest in NDeX from Feiwell & Hannoy, NDeX’s law firm customer in Indiana, which exercised its put right pursuant to the NDeX operating agreement. NDeX redeemed these common units for $3.5 million, which was payable to Feiwell & Hannoy in equal quarterly installments through December 3, 2012, with interest accruing at a rate of 5.25% per annum. The balance was paid in full in 2012. The Company accounted for this acquisition as an equity transaction by reducing redeemable noncontrolling interest on the Company’s balance sheet by $3.5 million. No deal costs were incurred with respect to this transaction.

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

Pro Forma Information (unaudited): Actual results of operations of the equity interests and assets acquired in 2011 and 2010 are included in the consolidated financial statements from the dates of acquisition. The unaudited pro forma condensed consolidated statement of operations of the Company, set forth below, gives effect to these acquisitions using the purchase method as if the acquisitions in each year occurred on January 1 of the year prior to the acquisition. These amounts are not necessarily indicative of the consolidated results of operations for future years or actual results that would have been realized had the acquisitions occurred as of the beginning of each such year (in thousands, except per share data):

	Pro Forma
	Years Ended December 31,
	2011	2010
Total revenues	$290,816	$321,957
Net income attributable to The Dolan Company	21,923	30,975
Net income attributable to The Dolan Company per share:
Basic	$0.73	$1.03

Diluted	$0.73	$1.02

Pro forma weighted average shares outstanding:
Basic	30,141	30,151

Diluted	30,223	30,314

Note 4. Derivative Instruments

As of December 31, 2012, the Company has entered into two interest rate swap agreements to manage the risk associated with a portion of it floating-rate long-term debt. The Company does not utilize derivative instruments for speculative purposes. Both interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The first swap was entered into on January 4, 2010. The notional amount of this swap agreement is $50 million through December 30, 2012, $35 million from December 31, 2012 through December 30, 2013, and $25 million from December 31, 2013 through June 30, 2014. On December 9, 2011, the Company entered into a second interest rate swap agreement, which was effective January 3, 2012. The notional amount of this swap agreement is $25 million through December 31, 2014. The Company has designated both swaps as cash flow hedges and has determined that they qualify for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized. In addition to these swaps, the Company held a swap agreement with a notional amount of $25 million, which matured on March 31, 2011. This swap was not designated for hedge accounting treatment and therefore any changes in the fair value were recorded through the statement of operations.

As of December 31, 2012 and 2011, the Company had $0.9 million and $1.3 million, respectively, in other comprehensive loss related to unrealized losses (net of tax) on the cash flow hedges. Unrealized gains and losses are reflected in net income attributable to The Dolan Company when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

The cash flow hedges were highly effective for the year ended December 31, 2012. The Company does not expect to reclassify any amounts from other comprehensive income to net income attributable to The Dolan Company during 2012. The occurrence of these related cash flows and hedged transactions remains probable.

The Company had liabilities of $1.4 million and $2.1 million resulting from interest rate swaps at December 31, 2012 and 2011, respectively, which are included in accrued liabilities or other liabilities on the balance sheet, depending upon the timing of the expiration of the swap agreement. Total floating-rate borrowings not offset by the swap agreement at December 31, 2012, totaled $105.7 million.

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

The fair value of interest rate swaps are determined by the counterparty based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The fair values of earnout liabilities recorded in connection with various acquisitions are determined by management based on projected financial performance and an estimated discount rate. The fair value of the redeemable noncontrolling interest in DiscoverReady is determined by management using a market approach, calculated as trailing 12 month earnings before interest, taxes, depreciation and amortization multiplied by an estimated multiple of earnings, less net debt.

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
December 31, 2012
Interest rate swaps	$—	$1,421	$—	$1,421
Redeemable noncontrolling interest in DiscoverReady	—	—	7,283	7,283
Earnout Liability recorded in connection with the ACT acquisition	—	—	—	—

Total	$—	$1,421	$7,283	$8,704

	Level 1	Level 2	Level 3	Total
December 31, 2011
Interest rate swaps	$—	$2,093	$—	$2,093
Earnout liability recorded in connection with the NDeX Florida operations	—	—	2,727	2,727
Earnout liability recorded in connection with the DataStream acquisition	—	—	250	250
Earnout liability recorded in connection with the ACT acquisition	—	—	24,563	24,563
Redeemable noncontrolling interest in DiscoverReady	—	—	12,685	12,685

Total	$—	$2,093	$40,225	$42,318

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 (in thousands):

	Earnout liabilities recorded in connection with acquisitions			Redeemable NCI in
	NDeX Florida	DataStream	ACT	DiscoverReady	Total
Balance at December 31, 2011	$2,727	$250	$24,563	$12,685	$40,225
Fair Value Adjustment Included in Net Income Attributable to The Dolan Company	(2,727)	(550)	(10,942)	—	(14,219)
Net Earnout Payment	—	—	(13,654)	—	(13,654)
Minority Partners’ Share of Earnings	—	—	—	1,337	1,337
Redemptions of Minority Partners	—	—	—	(145)	(145)
Fair Value Adjustment Included in Additional Paid-in Capital and Deferred Taxes	—	—	—	(6,594)	(6,594)
Other	—	300	33	—	333

Balance at December 31, 2012	$—	$—	$—	$7,283	$7,283

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 (in thousands):

	Earnout liabilities recorded in connection with acquisitions			Redeemable NCI
	NDeX Florida	DataStream	ACT	in DiscoverReady	Total
Balance at December 31, 2010	$5,069	$3,171	—	$13,652	$21,892
Acquisition fair value			37,808		37,808
Fair Value Adjustment Included in Net Income Attributable to The Dolan Company	483	(2,921)	(13,245)	—	(15,683)
Minority Partners’ Share of Earnings	—	—	—	2,277	2,277
Distributions to Minority Partners / Redemptions/Earnout Payments	(2,825)	—	—	(5,299)	(8,124)
Fair Value Adjustment Included in Additional Paid-in Capital and Deferred Taxes	—	—		2,055	2,055

Balance at December 31, 2011	$2,727	$250	24,563	$12,685	$40,225

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis: Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment.)

The following table summarizes the adjusted basis of non-financials assets measured at fair value on a non-recurring basis in the accompanying consolidated balance sheet as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Long-lived assets held and used (a)	$—	$—	$1,120	$1,120
Goodwill of Mortgage Default Processing Services (b)	—	—	—	—

	—	—	$1,120	$1,120

The following table summarizes the adjusted basis of non-financials assets measured at fair value on a non-recurring basis in the accompanying consolidated balance sheets as of December 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Long-lived assets held and used (c)	$—	$—	$110	$110
Long-lived assets held for sale (d)	—	—	460	460

	—	—	$570	$570

(a)	The Company recorded an impairment charge of $19.9 million, of which $0.3 million was property and equipment and $19.6 million was finite-lived intangible assets, during the third quarter of 2012 related to certain long-lived assets held and used in its Mortgage Default Processing Services segment. This impairment reduced the original carrying value of these assets from $21.0 million to $1.1 million. See Note 7 for additional discussion of this impairment.
(b)	The Company recorded an impairment charge of $131.7 million during the third quarter of 2012 to goodwill in its Mortgage Default Processing Services segment. This impairment reduced goodwill in the Mortgage Default Processing Services segment to a zero carrying value. See Note 7 for additional discussion of this impairment.
(c)	The Company recorded an impairment charge during the fourth quarter of 2011 related to certain long-lived assets held and used in its Business Information segment, reducing the original carrying value of these assets from $1.3 million to $0.1 million.
(d)	The Company recorded a held-for-sale impairment charge during 2011 related to two stand-alone businesses within its Business Information segment, reducing the carrying value of these assets from $1.2 million to $0.5 million. In 2012, the Company completed the sale of these businesses.

No such fair value adjustments were made during the year ended December 31, 2010.

Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. The carrying value of variable-rate debt under the Company’s senior credit facility of $165.7 million approximates its estimated fair value.

Note 6. Investments

Investments consisted of the following at December 31, 2012 and 2011 (in thousands):

	Accounting	Percent	December 31,
	Method	Ownership	2012	2011
The Detroit Legal News Publishing, LLC	Equity	35.0	$9,535	$11,334
Other	Cost/Equity	13.0	534	567

Total			$10,069	$11,901

For the years ended December 31, 2012, 2011 and 2010, the equity in earnings (loss) is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
The Detroit Legal News Publishing, LLC	$1,560	$2,205	$4,676
Other	(32)	(87)	(96)

Total	$1,528	$2,118	$4,580

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

The following table summarizes certain key information relating to the Company’s investment in DLNP as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	As of December 31,
	2012	2011
Carrying value of investment	$9,535	$11,334
Underlying finite-lived customer list, net of amortization	4,398	5,906

	Years Ended December 31,
	2012	2011	2010
Equity in earnings of DLNP, net of amortization of customer list	$1,560	$2,205	$4,676
Distributions received	3,360	4,025	7,000
Amortization expense	1,508	1,508	1,508

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

Estimated future intangible asset amortization expense in connection with the DLNP membership interest as of December 31, 2012, is as follows (in thousands):

For the year ending December 31, 2012
2013	$1,508
2014	1,508
2015	1,382

Total	$4,398

Note 7. Long-lived Assets and Goodwill

In the third quarter of 2012, due to the sale of NDeX’s Florida operations as discussed in Note 8, as well as the current depressed operating results of the Mortgage Default Processing Services segment, the Company performed impairment tests on the NDeX asset groups’ long-lived assets and goodwill. The operations in each state were determined to be separate asset groups.

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

As part of the goodwill impairment test, the fair value of the reporting unit was determined using a combination of discounted cash flows and market approach. An impairment on the Mortgage Default Processing Services reporting unit was indicated. The Company then undertook the next steps in the impairment testing process by determining the fair value of assets and liabilities for the reporting unit. The implied fair value of goodwill for this reporting unit indicated that the entire carrying value of goodwill was impaired.

As a result of these procedures, the Company recorded a total of $151.6 million in non-cash impairment charges to reduce the carrying value of these assets, of which $0.3 million was property and equipment, $19.6 million was finite-lived intangible assets (specifically long-term service contracts), and $131.7 million was goodwill. These impairment charges are exclusive of the impairment charges recorded in the NDeX Florida operations in discontinued operations

Goodwill: The Company reviews goodwill for impairment annually in the fourth quarter or whenever an indicator is identified which suggests an impairment may be present. As discussed above, the Company recorded an impairment charge of $131.7 million on its goodwill in its Mortgage Default Processing Services Segment as shown in the table below, resulting in no remaining goodwill in this segment. Accumulated impairment losses in the Mortgage Default Processing Services reporting unit are $131.7 million as of December 31, 2012. There are no accumulated impairment losses in the Litigation Support Services or Business Information reporting units.

The following table represents the balances of goodwill (in thousands):

	Mortgage
	Default	Litigation
	Processing	Support	Business
	Services	Services	Information	Total
Goodwill as of December 31, 2010	$131,710	$23,651	$61,832	$217,193
Changes in goodwill during 2011:
Acquisition of ACT Litigation Services	—	56,621	—	56,621
Acquisition of DataStream	—	—	1,011	1,011

Goodwill as of December 31, 2011	131,710	80,272	62,843	274,825
Changes in goodwill during 2012:
Impairment	(131,710)	—	—	(131,710)

Goodwill as of December 31, 2012	$—	$80,272	$62,843	$143,115

Indefinite-Lived Intangible Assets: Indefinite-lived intangible assets consist of trademarks and domain names that the Company has determined have an indefinite life and therefore will not be amortized. The Company reviews indefinite-lived intangible assets for impairment annually in the fourth quarter or whenever an indicator is identified which suggests an impairment may be present. The Company recorded no impairment charge on its indefinite-lived intangible assets in 2012, 2011 or 2010.

The following table represents the balances of indefinite-lived intangible assets (in thousands):

	December 31,
	2012	2011
Mortgage Default Processing Services	$6,537	$6,537
Business Information	1,677	1,677

Total	$8,214	$8,214

Finite-Lived Intangible Assets: As discussed above, the Company recorded impairment charges of $19.6 million on certain NDeX long-term service contracts in 2012. Additionally, as discussed in Note 8, the Company recorded an impairment charge on finite-lived intangible assets related to its discontinued NDeX Florida operations. The following table summarizes the components of finite-lived intangible assets as of December 31, 2012 and December 31, 2011 (in thousands except amortization periods):

		As of December 31, 2012			As of December 31, 2011
	Amortization	Gross	Accumulated		Gross	Accumulated
	Years	Amount	Amortization	Net	Amount	Amortization	Net
Mastheads	30	$11,045	$(3,202)	$7,843	$11,045	$(2,833)	$8,212
Customer lists/relationships	2-15	126,001	(46,586)	79,415	127,276	(36,660)	90,616
Noncompete agreements	4-5	5,302	(4,793)	509	5,302	(4,114)	1,188
Long-Term service contracts	15-25	91,841	(27,758)	64,083	135,146	(33,927)	101,219
Trademark/domain names	10	1,651	(521)	1,130	1,651	(356)	1,295
Trade names	15	6,969	(1,865)	5,104	6,969	(1,036)	5,933
Technology	5-20	4,875	(747)	4,128	4,875	(388)	4,487

Total finite-lived intangibles		$247,684	$(85,472)	$162,212	$292,264	$(79,314)	$212,950

Total amortization expense for finite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010, was approximately $18.5 million, $18.2 million, and $15.1 million, respectively.

Estimated annual future intangible asset amortization expense as of December 31, 2012, is as follows (in thousands):

2013	$16,878
2014	15,017
2015	14,311
2016	14,116
2017	14,026
Thereafter	87,864

Total	$162,212

Property and Equipment:

Property and equipment consisted of the following (in thousands):

	Estimated
	Useful	December 31,
	Lives
	(Years)	2012	2011
Land	N/A	$305	$305
Buildings	10	2,604	2,604
Computers	2-5	21,151	18,141
Machinery and equipment	5-10	2,199	2,210
Leasehold improvements	3-11	6,948	6,147
Furniture and fixtures	3-5	7,074	7,905
Vehicles	3	141	150
Software	2-5	13,558	13,861
Construction in process	N/A	2,847	2,519

		56,827	53,842
Accumulated depreciation and amortization		(38,736)	(34,579)

		$18,091	$19,263

Note 8. Assets Held for Sale and Discontinued Operations

During 2012, the Company sold its NDeX Florida operations, a stand-alone business within the Mortgage Default Processing Services segment, and terminated the services agreements with its law firm customer in Florida. The businesses’ operations and cash flows were eliminated from ongoing operations as a result of the sale and the Company did not have significant continuing involvement in the operations after the sale. As a result of the termination of the services agreement, the Company recorded a held-for-sale impairment charge of $13.0 million on long-lived assets related to its NDeX Florida operations, of which $0.8 million was property and equipment and $12.2 million was finite-lived intangible assets (specifically, long-term service contracts). In addition, due to the uncertainty of collection of amounts due from NDeX Florida’s former law firm customer, the Company recorded a charge to bad debt expense for $10.0 million. Thus, the total one-time expense related to NDeX Florida in 2012 was $23.0 million (before taxes), which is presented within discontinued operations in the Company’s statement of operations. Slightly offsetting these charges included in discontinued operations is the elimination of the previously recorded earnout liability in the amount of $2.7 million, as such amount will not be paid.

During 2011, the Company committed to sell two of its smallest-market stand-alone businesses within the Business Information segment, The Mississippi Business Journal and The Colorado Springs Business Journal. The businesses’ operations and cash flows have been eliminated from ongoing operations as a result of the sales and the Company will not have significant continuing involvement in the operations after the sales. At December 31, 2011, the Company classified the net assets and liabilities of these operations as assets held for sale and reported the results of the businesses in discontinued operations. An impairment charge was taken to reduce the value of certain assets classified as held for sale to fair value less costs to sell. The Company recorded an impairment charge of $0.7 million in 2011, primarily related to customer lists of the businesses to be sold.

All of these businesses were sold in 2012. There are no remaining assets or liabilities associated with the sold businesses at December 31, 2012.

The assets and liabilities of the two disposed businesses within the Business information Segment have been classified as assets held for sale at December 31, 2011, and are summarized as follows (in thousands):

December 31,
2011
Property and Equipment	$68
Intangibles	513

Total assets held for sale	581
Current liabilities	265
Noncurrent liabilities	59

Total liabilities held for sale	324

Total net assets held for sale	$257

The following amounts related to the disposed businesses have been segregated from continuing operations and are reflected as discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	December 31,
	2012	2011	2010
Total Revenue	$11,838	$21,060	$17,013

Loss from discontinued operations before income taxes	$(21,917)	$(260)	$(56)
Income tax benefit	7,375	129	9

Loss from discontinued operations, net of tax benefit	$(14,542)	$(131)	$(47)

Note 9. Long-Term Debt and Capital Lease Obligations

At December 31, 2012 and 2011, long-term debt consisted of the following (in thousands):

	December 31,
	2012	2011
Senior secured debt (see below):
Senior variable-rate term note	$137,500	$45,000
Senior variable-rate revolving note	28,200	128,700

Total senior secured debt	165,700	173,700
Unsecured notes payable	—	2,470
Capital lease obligations	343	221

	166,043	176,391
Less current portion	15,162	7,667

Long-term debt, less current portion	$150,881	$168,724

Senior Secured Debt: As of December 31, 2012, the Company and its consolidated subsidiaries have a credit agreement with a syndicate of banks for a $215.0 million senior secured credit facility comprised of a term loan facility in an initial aggregate amount of $50.0 million due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $165.0 million, which may be increased pursuant to an “accordion” feature to up to $200.0 million, with a final maturity date of December 6, 2015. The Credit Agreement was amended on March 6, 2012, to increase the maximum aggregate amount of the revolving credit facility by $10.0 million and on October 5, 2012, to accelerate and increase the conversion of a portion of the revolving credit facility to a term loan such that $100 million converted on October 5, 2012. The company paid fees of approximately $1.3 million in connection with these amendments. See Note 20 for information regarding an amendment to the Company’s credit facility subsequent to December 31, 2012.

At December 31, 2012, the Company had net unused available capacity of approximately $36.8 million on its revolving credit facility, subject to the covenant requirements under the credit facility. The Company expects to use the remaining availability under this credit facility, if needed, for working capital, and other general corporate purposes.

The credit facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its subsidiaries, including a pledge of all of the stock of such subsidiaries except for the noncontrolling interest in NDeX and DiscoverReady. Borrowings under the credit facility accrue interest, at the Company’s option, based on a base prime rate or a Eurocurrency rate, specifically LIBOR, plus a margin that fluctuates on the basis of the ratio of the Company’s total liabilities to the Company’s pro forma EBITDA. The margin on the base rate loans may fluctuate between 0.5% and 4.0% and the margin on the LIBOR loans may fluctuate between 2.0% and 5.5%. If the Company has elected to have interest accrue (i) based on the base rate, then such interest is due and payable on the first business day of each month and (ii) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that the Company elected, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. At December 31, 2012, the combined weighted-average interest rate on the senior term note and revolver was 5.3%. The Company is also required to pay customary fees with respect to the credit facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the revolving portion of its credit facility.

At December 31, 2012, the credit facility includes negative covenants, including restrictions on the Company’s and its consolidated subsidiaries’ ability to incur debt, grant liens, consummate certain acquisitions, mergers, consolidations and sales of all or substantially all of its assets. The credit facility permits the Company to pay dividends to its common shareholders as well as establish a stock repurchase program pursuant to which the Company may repurchase shares of its stock, subject to a debt leverage ratio requirement. The credit facility contains customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy. The Credit Agreement, as amended, also requires that, as of the last day of any fiscal quarter, the Company maintains a certain maximum total cash flow leverage ratio, a minimum fixed charge coverage ratio, and earn a minimum adjusted EBITDA.

Unsecured Notes Payable: Under the terms of common unit purchase agreements with the NCI holders dated December 31, 2009, and January 4, 2010, the Company agreed to pay an aggregate $13.0 million in installments for the purchase of an aggregate 7.6% ownership interest in NDeX. Of this amount, $10.4 million was paid in 2010, with the balance paid in equal monthly installments through December 1, 2012, at an interest rate of 4.25% per annum. This note was paid in full as of December 31, 2012.

Under the terms of a redemption agreement with Feiwell & Hannoy, the Company agreed to pay $3.5 million in installments for the redemption of a 1.7% ownership interest in NDeX from Feiwell & Hannoy. The $3.5 million note was paid in 12 quarterly installments through December 3, 2012, with interest accruing at a rate of 3.25% per annum. This note was paid in full as of December 31, 2012.

See Note 3 for further information related to these transactions.

Approximate future maturities of total debt are as follows (in thousands):

2013	$15,162
2014	15,144
2015	135,737

Total	$166,043

Note 10. Common and Preferred Stock

Common Stock. At December 31, 2012, the Company had 70,000,000 shares of common stock authorized and 30,955,321 shares of common stock outstanding.

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

Preferred Stock. The Company has 5,000,000 shares of preferred stock authorized and no shares outstanding. On January 29, 2009, the Company’s board of directors designated 5,000 shares of Series A Junior Participating Preferred Stock, which are issuable upon the exercise of rights as described in the Stockholder Rights Plan adopted by the Company on the same date. The rights to purchase 1/10,000 of a share of the Series A Junior Participating Preferred Stock were issued to the Company’s stockholders of record as of February 9, 2009. See Note 20 for discussion on sale of preferred stock subsequent to 2012.

Note 11. Employee Benefit Plans

The Company sponsors a defined contribution plan for substantially all employees. Company contributions to the plan are based on a percentage of employee contributions. The Company’s cost of the plan was approximately $1.9 million in each of 2012, 2011 and 2010.

Note 12. Leases

The Company leases office space and equipment under certain noncancelable operating leases that expire in various years through 2021. Rent expense under operating leases in 2012, 2011, and 2010 was approximately $8.0 million, $7.6 million and $6.7 million, respectively. NDeX subleases office space on a month to month term from Trott & Trott, NDeX’s law firm customer in Michigan, in a building owned by a partnership, NW13 LLC, a majority of which is owned by David A. Trott, one of our executive officers (See Note 15 for a description of other relationships between David A. Trott and the Company).

Approximate future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year ending December 31:
2013	$6,129
2014	4,871
2015	4,675
2016	4,266
2017	2,803
Thereafter	7,047

$29,791

Note 13. Income Taxes

Components of the provision for income taxes at December 31, 2012, 2011 and 2010 are as follows (in thousands):

	December 31,
	2012	2011	2010
Current federal income tax (benefit) expense	$(5,085)	$2,008	$14,545
Current state and local income tax expense	643	1,393	3,457
Deferred income tax (benefit) expense	(41,006)	9,692	3,486

	$(45,448)	$13,093	$21,488

The total income tax (benefit) expense differs from the expected tax (benefit) expense from continuing operations, computed by applying the federal statutory rate to the Company’s (loss) income before income taxes, as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Income tax provision (benefit from) at federal statutory rate	$(49,810)	$12,103	$19,909
State income taxes (benefit), net of federal effect	(4,667)	1,348	2,395
Goodwill impairment	6,018	—	—
Other permanent items	592	361	216
Noncontrolling interest not subject to federal tax	1,056	(719)	(1,032)
Change in valuation allowance	1,363	—	—

	$(45,448)	$13,093	$21,488

Deferred income taxes reflect the expected future tax consequences of temporary differences between the financial statement carrying amount of the Company’s assets and liabilities. The significant components of deferred income taxes are as follows (in thousands):

	December 31,
	2012	2011
Amortization and depreciation	$(494)	$(2,645)
Partnership tax bases differences	19,080	(21,575)
Redeemable noncontrolling interests	—	(1,219)
Stock compensation	2,683	2,343
Interest rate swap qualifying for hedge accounting	556	808
State net operating losses	2,306	—
Other, net	1,120	1,549
Valuation Allowance	(1,892)	—

Net deferred tax asset (liability)	$23,358	$(20,739)

Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets will reverse, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of the existing valuation allowance at December 31, 2012.

The valuation allowance relates to state net operating loss (NOL) carryforwards for which realization remains uncertain. As of December 31, 2012, the Company had available state NOL carryforwards of approximately $47.1 million which will expire at various dates beginning in 2015, if not utilized.

The Company recognizes the tax effects of an uncertain tax position only if it is more- likely- than- not to be sustained based solely upon its technical merits at the reporting date. The Company refers to the difference between the tax benefit recognized in its financial statements and the tax benefit claimed in the income tax return as an “unrecognized tax benefit.” The change in gross unrecognized tax benefits for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Gross unrecognized tax benefits balance at January 1	$1,616	$1,312
Gross increases for tax positions in prior years	262	362
Gross increases based on tax positions related to the current year	37	137
Decreases due to settlements and payments	(420)	—
Decreases due to statue expiration	(295)	(195)

Gross unrecognized tax benefits balance at December 31	$1,200	$1,616

The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate, if recognized, is $1.2 million as of December 31, 2012. The Company does not expect any significant changes in the reserve balance over the next 12 months.

The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense in its consolidated statement of operations. As of December 31, 2012, the Company had $0.2 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal income tax, as well as income tax in multiple state jurisdictions. With limited exceptions, tax years prior to 2008 are no longer open to federal, state and local examination by taxing authorities. The Company is under audit by a number of state and local jurisdictions, however no audit adjustments are anticipated that would result in a material change to our financial position.

Note 14. Other Income

Other income in 2011 relates to the receipt of escrow funds related to the 2009 sale of our investment in GovDelivery, which had been accounted for under the equity method of accounting. There is no other income in 2012.

Note 15. Major Customers and Related Parties

The Company has two mortgage default process services customers, Trott & Trott and the Barrett Law Firm, together which comprised 80.2%, 80.8%, and 76.6% of mortgage default process services total revenues and 29.2%, 34.1% and 39.5% of the Company’s total revenues in each of 2012, 2011 and 2010, respectively. The Company has one litigation support services customer, which is a large financial services company, which comprised 35% of litigation support service’s total revenues and 12% of the Company’s total revenues for 2012.

NDeX. NDeX has six law firm customers and has entered into long term services agreements with its law firm customers that provide for the exclusive referral of mortgage default and other files for processing. NDeX’s services agreements with Trott & Trott expire in 2021, but automatically renews for up to two successive ten-year periods unless either party elects to terminate the term then-in-effect upon prior written notice. NDeX’s services agreements with the Barrett Law Firm expire in 2033, but automatically renew for successive five-year periods unless either party elects to terminate the term then-in-effect upon prior notice. Trott & Trott and the Barrett Law Firm, along with NDeX’s other law firm customers, pay NDeX monthly for their services.

Revenues and accounts receivables from services provided to Trott & Trott and the Barrett Law Firm were as follows (in thousands):

		Barrett Law
		Firm (and
	Trott & Trott	affiliates)
As of and for the year ended December 31, 2012
Revenues	$25,249	$49,035
Accounts receivable*	$3,212	$13,201
As of and for the year ended December 31, 2011
Revenues	$33,451	$58,222
Accounts receivable*	$4,450	$13,861
Revenues for the year ended December 31, 2010	$43,162	$72,972

*	Includes billed and unbilled services

David A. Trott served as the chairman of NDeX until February 2, 2013 and was an executive officer of The Dolan Company until May 17, 2012, at which time he ceased to be an officer due to his recently reduced duties with NDeX and the Company, and the Board of Directors of the Company determined that he was no longer an executive officer. David A. Trott is also the managing attorney and majority shareholder of Trott & Trott. Mr. Trott has owned, either individually or through affiliated entities, a portion of NDeX NCI until on January 4, 2010, the Company acquired the remaining aggregate 2.4% ownership interest in NDeX held by Mr. Trott and/or affiliates for an aggregate $5.0 million. As a result of this transaction, Mr. Trott sold the Company his remaining ownership in NDeX. In connection with the common unit purchase agreements, the Company paid Mr. Trott $0.9 million, $0.9 million, and $0.3 million (net of interest) in 2012, 2011 and 2010, respectively, pursuant to the terms of the two common unit purchase agreements.

NDeX also pays Net Director, LLC and American Servicing Corporation for services provided to NDeX. Mr. Trott has an 11.1% ownership interest in Net Director and, until June 1, 2010, had a 50% ownership interest in American Servicing Corporation. NDeX paid Net Director approximately $0.4 million, $0.2 million and $0.1 million in 2012, 2011 and 2010, respectively. Mr. Trott and his family members own 80.0% of Legal Press, LLC, which owns 10.0% of the outstanding membership interests of DLNP, in which the Company owns a 35.0% interest. In addition, Mr. Trott serves as a consultant to DLNP under a consulting agreement and Trott & Trott has an agreement with DLNP to publish its foreclosure notices in DLNP’s publications.

A number of key attorneys or shareholders of the Barrett Law Firm who are also employees of NDeX, hold, together, an aggregate 6.2% noncontrolling interest in NDeX. The Barrett Law Firm owns a 5.0% interest in Net Director. During 2011, the Company paid distributions to these NCI holders of NDeX of $0.2 million pursuant to the terms of the operating agreement.

DiscoverReady LLC. The 9.9% noncontrolling interest in DiscoverReady is held by DR Holdco LLC, which is owned by key employees, including the Chief Executive Officer and President of DiscoverReady. During 2011, the Company paid distributions to DR Holdco of $0.3 million pursuant to the terms of the operating agreement. No such distributions were paid in 2012.

In 2011, the Company purchased approximately one-third of the outstanding membership units of DiscoverReady from DR Holdco for approximately $5.0 million in cash. See Note 5 for more information on this transaction.

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

These segments reflect the manner in which the Company sells its products and services to the marketplace and the manner in which it manages its operations and makes business decisions. The tables below reflect summarized financial information concerning the Company’s reportable segments (continuing operations only) for the years ended December 31, 2012, 2011 and 2010.

Reportable Segments

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total
	(In thousands)
2012 Income (expense)
Revenues	$92,605	$86,995	$74,711	$—	$254,311
Direct operating expenses	(51,255)	(38,441)	(28,527)	—	(118,223)
Selling, general and administrative expenses	(33,650)	(29,204)	(33,529)	(8,052)	(104,435)
Amortization and depreciation	(11,017)	(8,731)	(5,641)	(673)	(26,062)
Fair value adjustment on earnout liabilities	—	11,576	551	—	12,127
Impairment of long-lived assets	(151,614)	—	—	—	(151,614)
Equity in earnings of affiliates	—	—	1,528	—	1,528

Operating income (loss)	$(154,931)	$22,195	$9,093	$(8,725)	$(132,368)

2011 Income (expense)
Revenues	$113,404	$76,715	$78,493	$—	$268,612
Direct operating expenses	(55,994)	(31,483)	(30,012)	—	(117,489)
Selling, general and administrative expenses	(34,685)	(24,391)	(35,238)	(7,583)	(101,897)
Amortization and depreciation	(12,547)	(6,381)	(6,242)	(686)	(25,856)
Fair value adjustment on earnout liabilities	—	13,245	3,026	—	16,271
Impairment of long-lived assets	—	—	(1,179)	—	(1,179)
Equity in earnings of affiliates	—	—	2,118	—	2,118

Operating income (loss)	$10,178	$27,705	$10,966	$(8,269)	$40,580

2010 Income (expense)
Revenues	$151,676	$58,793	$83,826	$—	$294,295
Direct operating expenses	(61,330)	(23,273)	(27,562)	—	(112,165)
Selling, general and administrative expenses	(36,078)	(17,914)	(34,529)	(10,562)	(99,083)
Amortization and depreciation	(15,668)	(3,477)	(4,840)	(705)	(24,690)
Equity in earnings of affiliates	—	—	4,580	—	4,580

Operating income (loss)	$38,600	$14,129	$21,475	$(11,267)	$62,937

Note 17. Share-Based Compensation

The Company currently has in place the 2007 Incentive Compensation Plan, adopted by the Board of Directors in 2007. In 2010, the Company amended and restated its 2007 Incentive Compensation Plan, increasing the number of shares reserved for issuance from 2.7 million shares to 4.8 million shares. Of the 4.8 million shares reserved for issuance under this plan, there were 1.2 million shares available for issuance at December 31, 2012. Under this plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, substitute awards and dividend awards to employees of the Company, non-employee directors of the Company or consultants engaged by the Company.

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

Total share-based compensation expense for years ended December 31, 2012, 2011 and 2010, was $3.7 million, $3.8 million and $3.2 million, respectively.

Stock Options. The Company issued incentive stock options in 2006 which are all fully vested and expire ten years from the date of grant. At December 31, 2012, there were 63,955 incentive stock options vested. The non-qualified stock options issued in 2012, 2011 and 2010 were issued to executive management, non-executive management and other employees and non-employee directors under the 2007 Incentive Compensation Plan. The options issued under this plan vest in four equal annual installments commencing on the first anniversary of the grant date. The options expire seven years after the grant date. At December 31, 2012, there were 2,483,240 non-qualified stock options vested.

The Company receives a tax deduction for certain stock option exercises and disqualifying stock dispositions during the period the options are exercised or the stock is sold, generally for the excess of the price at which the options are sold over the exercise prices of the options.

For the year ended December 31, 2012, net cash proceeds from the exercise of stock options was immaterial.

The following ranges of assumptions were used to estimate the fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Dividend Yield	0.0%	0.0%	0.0%
Expected volatility	50.0%	47.0 - 50.0%	47.0 - 48.0%
Risk free interest rate	0.61 - 0.75%	1.25 - 2.1%	1.5 - 2.3%
Expected term of options	4.5 years	4.25 - 5.5 years	4.75 years
Weighted average grant date fair value	$1.97 - $3.12	$3.73 - $5.15	$3.95 - $5.15

The following table represents stock option activity for the year ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Outstanding options at December 31, 2011	2,323,091	$12.93	4.30
Granted	350,758	6.15
Exercised	(13,500)	2.22
Canceled or forfeited	(113,154)	9.94

Outstanding options at December 31, 2012	2,547,195	12.18	3.59

Options exercisable at December 31, 2012	1,657,009	$13.63	2.65

Share-based compensation expense related to stock options for the year ended December 31, 2012, 2011 and 2010 was approximately $1.8 million, $2.2 million and $2.0 million, respectively. At December 31, 2012, the aggregate intrinsic value of both options outstanding and options exercisable was $0.1 million. At December 31, 2012, there was approximately $2.5 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Grants. The restricted shares issued to non-executive employees, as well as a limited number of executive management employees, typically vest in four equal annual installments commencing on the first anniversary of the grant date. Stock-based compensation expense related to restricted stock is based on the grant date price and is amortized over the vesting period.

A summary of the Company’s nonvested restricted stock as of December 31, 2012, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2011	402,148	$11.40
Granted	409,928	6.13
Vested	(139,397)	11.40
Forfeited	(45,736)	8.82

Nonvested, December 31, 2012	626,943	$8.14

Share-based compensation expense related to restricted stock for the years ended December 31, 2012, 2011 and 2010 was approximately $1.9 million, $1.7 million and $1.2 million, respectively. Total unrecognized compensation expense for nonvested restricted shares of common stock as of December 31, 2012 was approximately $3.7 million, which is expected to be recognized over a weighted average period of 2.1 years.

Note 18. Commitments and Contingencies

Litigation. From time to time, the Company is subject to certain claims and lawsuits that have been filed in the ordinary course of business. Although the outcome of these matters cannot presently be determined, it is management’s opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

NDeX. The noncontrolling interest holders in NDeX, or their transferees, each as members of NDeX, have the right to require NDeX to repurchase all or any portion of the NDeX equity interest held by them. This right is exercisable for a period of six months following September 2, 2012. To the extent the noncontrolling interest holders timely exercise this right, the purchase price would be based upon 6.25 times NDeX’s trailing twelve month earnings before interest, taxes, depreciation and amortization less the aggregate amount of any interest bearing indebtedness outstanding for NDeX as of the date the repurchase occurs. The aggregate purchase price would be payable by NDeX in the form of a three-year unsecured note bearing interest at a rate equal to prime plus 2.0%.

DiscoverReady. Under the terms of the amended DiscoverReady limited liability agreement, DR Holdco had the right, for a period of 90 days following November 2, 2012, to require DiscoverReady to repurchase approximately 50% of DR Holdco’s equity interest in DiscoverReady, which DR Holdco did not exercise. For a period of 90 days following November 2, 2013, DR Holdco has the right to require DiscoverReady to purchase DR Holdco’s remaining equity interest in DiscoverReady. In addition, DiscoverReady also has the right to require DR Holdco to sell its entire equity interest in DiscoverReady. In each case, if either party timely exercises its right, DiscoverReady would pay DR Holdco an amount based on the fair market value of the equity interest. These rights may be exercised earlier under certain circumstances. If either of these rights are exercised, the aggregate purchase price would be paid by DiscoverReady in cash, to the extent allowable by the terms and conditions of the Company’s then-existing bank credit agreement.

Note 19. Selected Quarterly Financial Data (unaudited)

The following table sets forth selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011. Each period presented has been adjusted to remove discontinued operations. Please see Note 8 for additional information on discontinued operations. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the annual financial statements and related notes.

Quarterly Financial Data

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(Unaudited)
	(in Thousands)
2012
Revenues	$62,936	$60,374	$68,060	$62,941	$254,310
Operating income (loss)	1,891	12,385	(145,079)	(1,564)	(132,369)
Net (loss) income attributable to The Dolan Company	169	4,917	(103,504)	(3,338)	(101,756)
Net (loss) income attributable to The Dolan Company per share—Basic and Diluted	0.01	0.16	(3.41)	(0.11)	(3.36)
2011
Revenues	$67,308	$63,615	$70,198	$67,491	$268,612
Operating income	7,030	4,860	7,660	21,030	40,580
Net income attributable to The Dolan Company	3,475	2,572	3,089	10,357	19,493
Net income attributable to The Dolan Company per share—Basic and Diluted	0.12	0.09	0.10	0.34	0.65

A summary of significant events occurring in 2012 and 2011 that may assist in reviewing the information provided above follows:

In May 2011, the Company purchased approximately one-third of the outstanding membership units of DiscoverReady held by its minority partner, DR Holdco LLC. As a result of this transaction, the Company’s ownership percentage in DiscoverReady increased from 85.3% to 90.1%, and the noncontrolling interest decreased from 14.7% to 9.9%. On July 25, 2011, the Company acquired certain assets of ACT Litigation Services.

Note 20. Subsequent Events

On January 31, 2013, the Company sold 700,000 shares (the “Shares”) of the Company’s newly designated 8.5% Series B Cumulative Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Shares were offered to the public at a price of $23.00 per share and have a $25.00 per share liquidation preference. Proceeds of $14.8 million, net of offering costs and fees of $1.3 million, were received on January 31, 2013 and used to pay existing debt under the senior credit facility. The Series B Preferred Stock is redeemable at the Company’s option beginning on January 31, 2018, or upon a change in control, has no maturity date, and contains certain conversion rights to common stock in the event of a change in control.

On January 22, 2013, in conjunction with the sale of the Series B Preferred Stock, we entered into a fourth amendment (the “Amendment”) to its Third Amended and Restated Credit Agreement, dated as of December 6, 2010. Among other changes, the Amendment permits the payment of distributions on preferred stock of the Company, requires that a portion of the proceeds from the issuance of preferred stock be used to pay down the loans under the Credit Agreement and makes certain other adjustments to the covenants and restrictions applicable to the Company.

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

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria described in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

McGladrey LLP, the independent registered accounting firm who audited our consolidated financial statements, has also audited the effectiveness our internal control over financial reporting as of December 31, 2012, as described in their report on the next page.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders

The Dolan Company

We have audited The Dolan Company and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Dolan Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting in this Annual Report on Form 10-K of The Dolan Company for the year ended December 31, 2012. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Dolan Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of The Dolan Company and Subsidiaries as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, and our report dated March 8, 2013, expressed an unqualified opinion.

/s/ McGladrey LLP

Minneapolis, Minnesota

March 8, 2013

Item 9B.	Other Information

None.

PART III

We have incorporated by reference information required by Part III into this Annual Report on Form 10-K from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders. We expect to file our proxy statement with the SEC pursuant to Regulation 14A in early April 2013, but will file it, in no event later than 120 days after December 31, 2012. Except for those portions specifically incorporated in this Annual Report on Form 10-K by reference to our proxy statement, no other portions of the proxy statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance

We have incorporated into this item by reference the information provided under “Proposal 1 — Election of Directors,” “Executive Officers,” “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Our Codes of Ethics and Business Conduct Policies” and “Audit Committee” in our proxy statement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2012. On December 31, 2011, we had one active equity compensation plan, the 2007 Incentive Compensation Plan, which was amended and restated in 2010 to increase the number of shares reserved for issuance from 2.7 million shares to 4.8 million shares. Our board of directors and stockholders have also approved an Employee Stock Purchase Plan, having an effective date after December 31, 2007. We have not yet determined when or if we will implement the Employee Stock Purchase Plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
2007 Incentive Compensation Plan	2,550,361	$12.18	1,146,587	(1)
Employee Stock Purchase Plan	—	—	900,000

Subtotal	2,550,361	$12.18	2,046,587

Equity compensation plans not approved by security holders	—	—	—

Total	2,550,361	$12.18	2,046,587

(1)	Includes 45,736 shares of restricted stock that were forfeited by grantees during 2012, which are available to be reissued under the 2007 Incentive Compensation Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have incorporated into this item by reference the information provided under “Related Party Transactions and Policies” and “Director Independence” in our proxy statement.

Item 14.	Principal Accountant Fees and Services

We have incorporated into this item by reference the information provided under “Audit Committee Matters” in our proxy statement.

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

B. EXHIBITS

Exhibit No.	Title	Method of Filing

2.1	Membership Interests Purchase Agreement by and among DiscoverReady LLC, DR Holdco LLC, Steven R. Harber, David Shub, James K. Wagner, Paul Yerkes, C. Parkhill Mays and The Dolan Company (f/k/a Dolan Media Company) dated November 2, 2009	Incorporated by reference to Exhibit 2.1 of our quarterly report on Form l0-Q filed with the SEC on November 6, 2009. The schedules and exhibit to the Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted schedules and exhibits.

2.2	Asset Purchase Agreement, dated July 25, 2011, among The Dolan Company, DiscoverReady LLC, ACT Litigation Services, Inc. and the Persons listed on Annex A thereto (excluding schedules and exhibits, which The Dolan Company agrees to furnish supplementally to the Securities and Exchange Commission upon request)	Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed with the SEC on July 26, 2011.

Exhibit No.	Title	Method of Filing

3.1	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3 of our current report on Form 8-K filed with the SEC on January 22, 2013.

3.2	Second Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 of our current report on Form 8-K filed with the SEC on December 18, 2008.

3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of The Dolan Company (f/k/a Dolan Media Company)	Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed with the SEC on February 3, 2009.

4.1	Specimen Stock Certificate	Incorporated by reference to Exhibit 4.1 of our annual report on Form 10-K filed with the SEC on March 9, 2012.

4.2	Rights Agreement, dated as of January 29, 2009, by and between The Dolan Company (f/k/a Dolan Media Company) and Mellon Investor Services LLC, as Rights Agent	Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed with the SEC on February 3, 2009.

4.3	Amendment No. 1 to Rights Agreement, dated as of March 17, 2010, by and between The Dolan Company (f/k/a Dolan Media Company) and Mellon Investor Services LLC, as Rights Agent	Incorporated by reference to Exhibit 4 of our current report on Form 8-K filed with the SEC on March 22, 2010.

4.4	Amendment No. 2 to Rights Agreement, dated as of September 15, 2011, effective as of September 16, 2011, by and between The Dolan Company and Wells Fargo Bank, N.A., as successor Rights Agent	Incorporated by reference to Exhibit 4 of our current report on Form 8-K filed with the SEC on September 16, 2011.

10.1*	Amended and Restated Employment Agreement of James P. Dolan dated effective April 1, 2007	Incorporated by reference to Exhibit 10.1 of our amendment to registration statement on Form S-1/A filed with the SEC on June 7, 2007 (Registration No. 333-142372).

10.2*	First Amendment to the Amended and Restated Employment Agreement of James P. Dolan dated December 29, 2008	Incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K filed with the SEC on March 12, 2009.

10.3*	Amended and Restated Employment Agreement between The Dolan Company (f/k/a Dolan Media Company) and Scott J. Pollei dated August 1, 2009	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on August 4, 2009.

10.4*	Employment Agreement between The Dolan Company (f/k/a Dolan Media Company) and Vicki J. Duncomb dated effective August 1, 2009	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on August 4, 2009.

10.5*	Employment Agreement of Mark W.C. Stodder dated effective April 1, 2007	Incorporated by reference to Exhibit 10.4 of our amendment to registration statement on Form S-1/A filed with the SEC on June 7, 2007 (Registration No. 333-142372).

10.6*	First Amendment to the Employment Agreement of Mark W.C. Stodder dated December 29, 2008	Incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K filed with the SEC on March 12, 2009.

10.7*	Second Amendment to the Employment Agreement of Mark W.C. Stodder dated August 1, 2009	Incorporated by reference to Exhibit 10.8 of our quarterly report on Form 10-Q filed with the SEC on August 7, 2009.

10.8*	2007 Incentive Compensation Plan (Amended and Restated in 2010)	Incorporated by reference to Exhibit 10 of our current report on Form 8-K filed with the SEC on May 26, 2010.

10.9*	Form of Non-Qualified Stock Option Award Agreement (employee)	Filed herewith.

10.10*	Form of Restricted Stock Award Agreement (management)	Filed herewith.

10.11*	Form of Non-Qualified Stock Option Award Agreement (director)	Filed herewith.

10.12*	Form of Restricted Stock Award Agreement (director)	Filed herewith.

10.13*	Amended and Restated Executive Change in Control Plan	Incorporated by reference to Exhibit 10.16 to our annual report on Form 10-K filed with the SEC on March 11, 2011.

Exhibit No.	Title	Method of Filing

10.14	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on June 29, 2007 (Registration No. 333-142372).

10.15*	2007 Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.18 of our amendment to registration statement on Form S-1/A filed with the SEC on July 11, 2007 (Registration No. 333-142372).

10.16	Services Agreement between American Processing Company, LLC, Trott & Trott, P.C. and David A. Trott	Incorporated by reference to Exhibit 10.8 of our amendment to registration statement on Form S-1/A filed with the SEC on June 7, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.17	Services Agreement between American Processing Company, LLC, Feiwell & Hannoy Professional Corporation, Michael Feiwell and Douglas Hannoy	Incorporated by reference to Exhibit 10.9 of our amendment to registration statement on Form S-1/A filed with the SEC on June 7, 2007 (Registration No. 333-142372). Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.18	Services Agreement between American Processing Company, LLC and Wilford & Geske, Professional Association	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on February 25, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.19	First Amendment to the Services Agreement between American Processing Company, LLC and Wilford & Geske, P.A. dated June 4, 2009	Incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed with the SEC on May 6, 2009.

10.20	Second Amendment to the Services Agreement between American Processing Company, LLC and Wilford & Geske, P.A. dated June 4, 2009	Incorporated by reference to Exhibit 10.1 of our quarterly report on Form l0-Q filed with the SEC on August 7, 2009. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.21	Amended and Restated Services Agreement between National Default Exchange, LP and Barrett Daffin Frappier Turner & Engel, LLP dated September 2, 2008	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on September 2, 2008. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.22	Letter Agreement amending Amended and Restated Services Agreement between National Default Exchange, LP and Barrett Daffin Frappier Turner & Engel, LLP dated January 13, 2009	Incorporated by reference to Exhibit 10.35 of our annual report on Form 10-K filed with the SEC on March 12, 2009. Portions of this exhibit were omitted and have been filed separately with the Secretary of the SEC pursuant to an application for confidential treatment under Rule 406 of the Securities Act.

10.23	Amended and Restated Operating Agreement of The Detroit Legal News Publishing, LLC	Incorporated by reference to Exhibit 10.10 of our amendment to registration statement on Form S-1/A filed with the SEC on June 7, 2007 (Registration No. 333-142372).

10.24	Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration No. 333-142372). This Exhibit 10.12 also included Amendment No. 1 to the Amended and Restated Operating Agreement of American Processing Company, LLC, identified in this exhibit list as Exhibit 10.30.

Exhibit No.	Title	Method of Filing

10.25	Amendment No. 1 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the SEC on April 26, 2007 (Registration No. 333-142372).

10.26	Amendment No. 2 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on December 3, 2007.

10.27	Amendment No. 3 to Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 of our current report on Form 8-K filed with the SEC on February 25, 2008.

10.28	Amendment No. 4 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on September 2, 2008.

10.29	Amendment No. 5 to the American Processing Company, LLC Operating Agreement dated July 1, 2009	Incorporated by reference to Exhibit 10.2 of our quarterly report on Form l0-Q filed with the SEC on August 7, 2009.

10.30	Amendment No. 6 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on January 5, 2010.

10.31	Amendment No. 7 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on January 5, 2010.

10.32	Amendment No. 8 to the Amended and Restated Operating Agreement of American Processing Company, LLC	Incorporated by reference to Exhibit 10.37 of our annual report on Form 10-K filed with the SEC on March 8, 2010.

10.33	Third Amended and Restated Limited Liability Company Agreement of DiscoverReady LLC dated as of November 2, 2009	Incorporated by reference to Exhibit 10.9 of our quarterly report on Form 10-Q filed with the SEC on November 6, 2009.

10.34	Amendment No. 1 to Third Amended and Restated Limited Liability Company Agreement of DiscoverReady LLC dated as of April 30, 2010	Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q filed with the SEC on May 6, 2010.

10.35	Third Amended and Restated Credit Agreement, dated as of December 6, 2010, among The Dolan Company, the subsidiaries of The Dolan Company, the lenders from time to time party thereto, U.S. Bank National Association, as administrative agent, lead arranger and sole bookrunner, and Wells Fargo Bank, National Association, as syndication agent	Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed with the SEC on December 7, 2010.

10.36	Asset Purchase Agreement among The Dolan Company (f/k/a Dolan Media Company), American Processing Company, LLC (d/b/a NDeX), James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli dated October 1, 2009	Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed with the SEC on October 5, 2009. The schedules and exhibits to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted schedules and exhibits.

10.37	First Amendment to Asset Purchase Agreement among American Processing Company, LLC (d/b/a NDeX), The Dolan Company (f/k/a Dolan Media Company), James E. Albertelli, P.A., The Albertelli Firm, P.C., Albertelli Title, Inc. and James E. Albertelli, individually, dated as of July 12, 2010	Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed with the SEC on August 5, 2010.

10.38	Common Unit Purchase Agreement by and between David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, Dolan APC, LLC, The Dolan Company (f/k/a Dolan Media Company) and Trott & Trott P.C. dated December 31, 2009	Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 5, 2010. The exhibits to the Common Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits.

Exhibit No.	Title	Method of Filing

10.39	Common Unit Purchase Agreement by and between David A. Trott, Ellen Coon, Trustee of the Ellen Coon Living Trust u/a/d 9/9/98, Marcy J. Ford, Trustee of the Marcy Ford Revocable Trust u/a/d 7/12/04, William D. Meagher, Trustee of the William D. Meagher Trust u/a/d 8/24/07, and Jeanne M. Kivi, Trustee of the Jeanne M. Kivi Trust u/a/d 8/24/07, Dolan APC, LLC, The Dolan Company (f/k/a Dolan Media Company) and Trott & Trott P.C. dated January 4, 2010	Incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on January 5, 2010. The exhibits to the Common Unit Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We have agreed to furnish supplementally to the SEC, upon request, a copy of the omitted exhibits.

10.40*	Employment Agreement of Renee Jackson dated as of July 12, 2010	Incorporated by reference to Exhibit 10.45 to our annual report on Form 10-K filed with the SEC on March 11, 2011.

10.41	Amendment No. 2 to Third Amended and Restated Limited Liability Company Agreement of DiscoverReady LLC, dated as of May 11, 2011	Incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on May 16, 2011.

10.42	First Amendment to Third Amended and Restated Credit Agreement, dated as of September 30, 2011, by and among the Dolan Company, its consolidated subsidiaries, the lenders from time to time party to the Credit Agreement, U.S. Bank National Association, as a lender, LC issuer, swing line lender, and as administrative agent for the lenders, and Wells Fargo Bank, National Association, as a lender and as syndication agent.	Incorporated by reference to Exhibit 10 to our current report on Form 8-K filed with the SEC on September 30, 2011.

10.43	Second Amendment to Third Amended and Restated Credit Agreement dated March 6, 2012, Third Amendment to Third Amended and Restated Credit Agreement dated October 5, 2012, and Wells Fargo Bank, National Association, as a lender and as syndication agent.	Incorporated by reference to Exhibit 10.49 to our annual report on Form 10-K filed with the SEC on March 9, 2012

10.44	Third Amendment to Third Amended and Restated Credit Agreement dated October 5, 2012, by and among the Dolan Company, its consolidated subsidiaries, the lenders from time to time party to the Credit Agreement, and U.S. Bank National Association, as a lender, LC issuer, swing line lender, and as administrative agent for the lenders.	Incorporated by reference to Exhibit 10 to our current report on Form 8-K filed with the SEC on October 10, 2012.

101	Interactive Data File	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of McGladrey LLP	Filed herewith.

23.2	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Filed herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Filed herewith.

*	Management contract or compensatory plan, contract or arrangement required to be filed as exhibit to this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DOLAN COMPANY

Dated: March 8, 2013	By: /s/ JAMES P. DOLAN
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

Signature	Title	Date
/s/ JAMES P. DOLAN	Chairman, Chief Executive Officer, President and Director	March 8, 2013
JAMES P. DOLAN	(Principal Executive Officer)

/s/ VICKI J. DUNCOMB	Vice President and Chief Financial Officer	March 8, 2013
VICKI J. DUNCOMB	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN C. BERGSTROM	Director	March 8, 2013
John C. Bergstrom

/s/ ANTON J. CHRISTIANSON	Director	March 8, 2013
Anton J. Christianson

/s/ BILL L. FAIRFIELD	Director	March 8, 2013
Bill L. Fairfield

/s/ ARTHUR F. KINGSBURY	Director	March 8, 2013
Arthur F. Kingsbury

/s/ LAUREN RICH FINE	Director	March 8, 2013
Lauren Rich Fine

/s/ GEORGE ROSSI	Director	March 8, 2013
George Rossi

/s/ GARY H. STERN	Director	March 8, 2013
Gary H. Stern

Exhibit Index

Exhibit No.	Title	Method of Filing

10.9	Form of Non-Qualified Stock Option Award Agreement (employee)	Filed herewith.

10.10	Form of Restricted Stock Award Agreement (management)	Filed herewith.

10.11	Form of Non-Qualified Stock Option Award Agreement (director)	Filed herewith.

10.12	Form of Restricted Stock Award Agreement (director)	Filed herewith.

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of McGladrey LLP	Filed herewith.

23.2	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Filed herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Filed herewith.

101	Interactive Data File	Filed herewith.