Form 10-Q
period 2013-03-31
Dolan Co.
filed 2013-05-02
CIK 1396838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2013

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

On March 31, 2013, there were 30,916,664 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Dolan Company

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,448	$3,509
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,649 and $1,809 as of March 31, 2013, and December 31, 2012, respectively)	55,683	60,300
Unbilled pass-through costs	3,025	4,668
Prepaid expenses and other current assets	4,437	3,271
Income tax receivable	14,516	10,823
Assets held for sale	4,841	—

Total current assets	84,950	82,571
Investments	9,402	10,069
Property and equipment, net	16,494	18,091
Finite-lived intangible assets, net	147,434	162,212
Goodwill and indefinite-lived intangible assets	147,408	151,329
Deferred income taxes	23,734	23,358
Other assets	1,801	1,910

Total assets	$431,223	$449,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$15,149	$15,162
Accounts payable	18,181	20,860
Accrued pass-through liabilities	9,654	10,617
Accrued compensation	5,814	7,941
Accrued liabilities	5,301	5,283
Due to sellers of acquired businesses	—	5,017
Deferred revenue	13,017	13,278

Total current liabilities	67,116	78,158
Long-term debt, less current portion	135,095	150,881
Other liabilities	6,447	7,240

Total liabilities	208,658	236,279

Redeemable noncontrolling interest	9,839	7,283

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,916,664 and 30,955,321 shares as of March 31, 2013, and December 31, 2012, respectively	31	31
Preferred stock, $0.001 par value; authorized: 5,000,000 shares;
Series A Junior Participating: designated: 5,000 shares; no shares outstanding	—	—
Series B: designated: 1,600,000 shares; outstanding: 700,000 shares as of March 31, 2013, no shares as of December 31, 2012	1	—
Other comprehensive loss, net of tax	(727)	(867)
Additional paid-in capital	316,419	301,956
Accumulated deficit	(95,752)	(88,285)

Total The Dolan Company stockholders’ equity	219,972	212,835
Noncontrolling interest	(7,246)	(6,857)

Total stockholders’ equity	212,726	205,978

Total liabilities and stockholders’ equity	$431,223	$449,540

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues
Professional Services	$38,919	$42,103
Business Information	15,776	17,695

Total revenues	54,695	59,798

Operating expenses
Direct operating: Professional Services	20,781	20,020
Direct operating: Business Information	5,999	6,514
Selling, general and administrative	23,236	24,729
Amortization	4,016	4,280
Depreciation	1,993	1,869
Fair value and other adjustments on earnout liabilities and due to seller	(5,021)	81

Total operating expenses	51,004	57,493
Equity in earnings of affiliates	32	425

Operating income	3,723	2,730

Non-operating expense
Interest expense, net of interest income	(2,538)	(2,032)

Income from continuing operations before income taxes	1,185	698
Income tax expense	(785)	(247)

Income from continuing operations	400	451
Discontinued operations, net of tax	(7,351)	(628)

Net loss	(6,951)	(177)
Less: Net (loss) income attributable to noncontrolling interests	(269)	346

Net (loss) income attributable to The Dolan Company	(7,220)	169

Income allocated to preferred shares	(247)	—

Net (loss) income allocable to common shares	$(7,467)	$169

Earnings per common share – basic and diluted:
Income from continuing operations attributable to The Dolan Company	$—	$0.03
Discontinued operations attributable to The Dolan Company	(0.24)	(0.02)
Net (loss) income allocated to preferred shares	(0.01)	—

Net (loss) income attributable to The Dolan Company common stockholders	(0.25)	0.01

Weighted average common shares outstanding - basic	30,328	30,175

Weighted average common shares outstanding - diluted	30,328	30,272

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net (loss) income attributable to The Dolan Company	$(7,220)	$169
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	140	35

Comprehensive (loss) income attributable to The Dolan Company	$(7,080)	$204

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	The Dolan Company Stockholders’ Equity
						Retained
					Additional	Earnings	Other		Total
	Common Stock		Preferred Stock		Paid-In	(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Interest
Balance at December 31, 2011	30,576,597	$30	—	$—	$294,476	$13,471	$(1,285)	$—	$306,692

Net loss attributable to The Dolan Company	—	—	—	—	—	(101,756)	—	—	(101,756)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(6,857)	(6,857)
Change in noncontrolling interest in NDeX	—	—	—	—	791	—	—	—	791
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	418	—	418
Issuance of common stock pursuant to the exercise of stock options	13,500	—	—	—	30	—	—	—	30
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	365,224	1	—	—	3,727	—	—	—	3,728
Decrease in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	—	—	2,932	—	—	—	2,932

Balance at December 31, 2012	30,955,321	$31	—	$—	$301,956	$(88,285)	$(867)	$(6,857)	$205,978

Net loss attributable to The Dolan Company	—	—	—	—	—	(7,220)	—	—	(7,220)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(389)	(389)
Issuance of preferred stock, net of offering costs	—	—	700,000	1	14,966	—	—	—	14,967
Preferred stock dividend	—	—	—	—	—	(247)	—	—	(247)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	140	—	140
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	(38,657)	—	—	—	713	—	—	—	713
Increase in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	—	—	(1,216)	—	—	—	(1,216)

Balance at March 31, 2013	30,916,664	$31	700,000	$1	$316,419	$(95,752)	$(727)	$(7,246)	$212,726

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(6,951)	$(177)
Loss from discontinued operations	7,351	628

Income from continuing operations	400	451
Distributions received from The Detroit Legal News Publishing, LLC	700	700
Distributions paid to holders of noncontrolling interests	(83)	—
Non-cash operating activities:
Amortization	4,016	4,280
Depreciation	1,993	1,869
Equity in earnings of affiliates	(32)	(425)
Share-based compensation expense	707	790
Deferred income taxes and income tax receivable	551	—
Amortization of debt issuance costs	84	100
Non-cash fair value and other adjustment on earnouts and due to seller recorded in connection with acquisitions	(5,021)	81
Changes in operating assets and liabilities:
Accounts receivable and unbilled pass-through costs	6,211	1,216
Prepaid expenses and other current assets	(1,123)	(940)
Other assets	26	1
Accounts payable and accrued liabilities	(6,575)	70
Deferred revenue and other liabilities	(210)	1,597

Cash provided by operating activities - continuing operations	1,644	9,790
Cash used in operating activities - discontinued operations	(135)	(1,546)

Net cash provided by operating activities	1,509	8,244

Cash flows from investing activities
Capital expenditures	(1,691)	(1,256)

Cash used in investing activities - continuing operations	(1,691)	(1,256)
Cash used in investing activities - discontinued operations	(47)	(273)

Net cash used in investing activities	(1,738)	(1,529)

Cash flows from financing activities
Net borrowings (payments) on senior revolving note	2,800	(3,700)
Payments on senior long-term debt	(18,550)	(1,250)
Payments on unsecured notes payable	—	(620)
Proceeds of preferred stock offering, net of offering costs	14,966	—
Payments of deferred financing costs	—	(313)
Other	(48)	(99)

Net cash used in financing activities	(832)	(5,982)

Net change in cash and cash equivalents	(1,061)	733
Cash and cash equivalents at beginning of the period	3,509	752

Cash and cash equivalents at end of the period	$2,448	$1,485

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

Notes to Unaudited Condensed Consolidated Interim Financial Statements

Note 1. Basis of Presentation and Liquidity

Basis of Presentation: The condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of The Dolan Company (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to the quarterly report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. Accordingly, these unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2012, included in the Company’s annual report on Form 10-K filed on March 8, 2013, with the Securities and Exchange Commission.

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

In the first quarter of 2013, the Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment and its NDeX Indiana operations within its Mortgage Default Processing Services segment. Accordingly, the Company has removed from its operating results for the three months ended March 31, 2013 and 2012, the results of these businesses and has presented them within discontinued operations. The assets of these operations, which are expected to be sold, net of related liabilities, are included in assets held for sale at March 31, 2013. See Note 8 for further information on businesses held for sale.

Liquidity: For the three months ended March 31, 2013, the Company incurred a net loss $7.0 million, primarily as a result of a before-tax $10.7 million impairment charge to certain long lived assets and goodwill in discontinued operations. Cash provided by continuing operations was $1.5 million for the three months ended March 31, 2013.

The principal source of liquidity in the future will be cash flows from continuing operations. In order to operate profitably on a continuous basis in the future, the Company must increase revenue and eliminate costs to achieve and maintain positive operating margins. The Company is taking actions, including workforce reductions, in seeking to achieve profitability and to meet the financial and non-financial obligations and covenants contained within the senior secured credit facility, and is prepared to take further actions as needed. The Company’s ability to generate sufficient cash flows in 2013 could be negatively impacted by the business challenges in our mortgage default foreclosure and public notice business which the Company currently faces and could result in noncompliance with the Company’s senior secured credit facility. Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lenders accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the credit facility, or requiring prepayment of outstanding indebtedness under the credit facility. During 2012 the Company obtained waivers of noncompliance or entered into amendments with lenders to modify certain covenants for two quarters. While the Company believes that it will have the ability to obtain waivers for noncompliance with covenants in the future, there can be no assurances in this regard. If the maturity of the indebtedness is accelerated, sufficient cash resources to satisfy the debt obligations may not be available and the Company may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all tangible and intangible assets of the Company. If the Company is unable to repay such indebtedness, the banks could foreclose on these assets. Given the Company’s ability to service its debt and its past relationship with its lenders, the Company believes that this is unlikely.

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

Note 2. Basic and Diluted Income Per Share

Basic per share amounts are computed, generally, by dividing net income attributable to The Dolan Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate earnings per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income attributable to its common stockholders. At March 31, 2013, there were 700,000 shares of preferred stock issued and outstanding. There were no shares of preferred stock issued and outstanding as of December 31, 2012. Dividends on preferred stock increase the net loss allocable to common stockholders. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 14 for information on stock options and restricted stock) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net (loss) income attributable to The Dolan Company per share (in thousands except for per share amounts):

	Three Months Ended March 31,
	2013	2012
Net (loss) income attributable to The Dolan Company	$(7,220)	$169
Income allocated to preferred shares	(247)	—

Net (loss) income attributable to The Dolan Company common stockholders	$(7,467)	$169

Basic:
Shares used in the computation of basic net income (loss) per common share	30,328	30,175

Net (loss) income attributable to The Dolan Company common stockholders per share — basic	$(0.25)	$0.01

Diluted:
Shares used in the computation of basic net income (loss) per common share	30,328	30,175
Stock options and restricted stock	—	97

Shares used in the computation of dilutive net income per common share	30,328	30,272

Net (loss) income attributable to The Dolan Company common stockholders per share — diluted	$(0.25)	$0.01

For the three months ended March 31, 2013 and 2012, options to purchase 3.0 million and 2.2 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive. For the three months ended March 31, 2013, options to purchase approximately 0.1 million weighted shares of common stock were excluded from the computation because of the reported net loss.

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

Acquisition of ACT Litigation Services, Inc.: On July 25, 2011, the Company, through DiscoverReady, completed the acquisition of substantially all of the assets of ACT Litigation Services, Inc. (“ACT”), and as such, the results of ACT’s operations are included in the Company’s financial statements from that date forward. The acquisition included a $5.0 million holdback by the Company to secure certain obligations of ACT and its shareholders and certain earnout payments, which management estimates at each reporting date. In March 2013, ACT and its former shareholders released the Company from the $5.0 million holdback. In 2012, the Company made net payments of $13.7 million related to earnouts. The Company and ACT have agreed that there will be no further amounts paid in conjunction with these earnouts and holdbacks. The earnout liability was a Level 3 fair value measurement within the FASB’s fair value hierarchy, and such liability was adjusted to fair value at each reporting date, with the adjustment reflected in fair value and other adjustments on earnout liabilities.

Note 4. Derivative Instruments

The Company has entered into two interest rate swap agreements to manage the risk associated with a portion of its floating-rate long-term debt. The Company does not utilize derivative instruments for speculative purposes. Both interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the first interest rate swap agreement was $50 million through December 30, 2012, is $35 million from December 31, 2012 through December 30, 2013, and $25 million from December 31, 2013 through June 30, 2014. The notional amount of the second interest rate swap agreement is $25 million through December 31, 2014. The Company has designated both swaps as cash flow hedges and has determined that they qualify for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

At March 31, 2013, and December 31, 2012, the Company had $0.7 million and $0.9 million, respectively, in other accumulated comprehensive loss related to unrealized losses (net of tax) on the cash flow hedges. Unrealized gains and losses are reflected in net income (loss) when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

The cash flow hedges were highly effective for the three months ended March 31, 2013. The Company does not expect to reclassify any amounts from other comprehensive income to net income (loss) during 2013. The occurrence of these related cash flows and hedged transactions remains probable.

The Company had liabilities of $1.2 million and $1.4 million resulting from interest rate swaps at March 31, 2013, and December 31, 2012, respectively, which are included in other liabilities on the balance sheet. Total floating-rate borrowings not offset by the swap agreements at March 31, 2013, totaled $90.0 million.

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

The fair value of interest rate swaps are determined by the counterparty based on interest rate changes. Interest rate swaps are valued based on observable interest rate yield curves for similar instruments. The fair value of the earnout liability recorded in connection with various acquisitions is determined by management based on projected financial performance and an estimated discount rate. The fair value of the redeemable noncontrolling interest in DiscoverReady is determined by management using a market approach, calculated as trailing 12 month earnings before interest, taxes, depreciation and amortization multiplied by an estimated multiple of earnings, less net debt.

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$1,192	$—	$1,192
Redeemable noncontrolling interest in DiscoverReady	—	—	9,839	9,839

Total	$—	$1,192	$9,839	$11,031

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$1,421	$—	$1,421
Redeemable noncontrolling interest in DiscoverReady	—	—	7,283	7,283

Total	$—	$1,421	$7,283	$8,704

The following table summarizes the changes in fair value for the Level 3 liabilities measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2013 (in thousands):

Redeemable NCI in DiscoverReady
Balance at December 31, 2012	$7,283
Minority Partner’s Share of Earnings	658
Distribution to Minority Partner	(82)
Fair Value Adjustment Included in Additional Paid-in Capital and Deferred Taxes	1,980

Balance at March 31, 2013	$9,839

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

The following table summarizes the adjusted basis on non-financial assets measured at fair value on a non-recurring basis as of March 31, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Long-lived assets held for sale (a)	$—	$—	$4,841	$4,841

The following table summarizes the adjusted basis on non-financial assets measured at fair value on a non-recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Long-lived assets held and used (b)	$—	$—	$1,120	$1,120

(a)	The Company recorded held for sale impairment charges of $10.7 million, of which $0.9 million was property and equipment, $7.9 million was finite-lived intangible assets, $1.3 million was indefinite-lived intangible assets, and $0.6 million was goodwill, during the first quarter of 2013 related to two of its stand-alone businesses within the Business Information segment, reducing the original carrying value of these assets from $15.7 million to $5.0 million. See Note 8 for additional discussion of these impairments recorded within discontinued operations.
(b)	The Company recorded an impairment charge of $19.9 million, of which $0.3 million was property and equipment and $19.6 million was finite-lived intangible assets, in 2012 related to certain long-lived assets held and used in its Mortgage Default Processing Services segment. This impairment reduced the original carrying value of these assets from $21.0 million to $1.1 million.

Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of its debt, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At March 31, 2013, the carrying value of debt under the Company’s senior credit facility of $150.0 million approximates its estimated fair value.

Note 6. Investments

Investments consisted of the following at March 31, 2013, and December 31, 2012 (in thousands):

	Accounting	Percent	March 31,	December 31,
	Method	Ownership	2013	2012
The Detroit Legal News Publishing, LLC	Equity	35.0%	$8,868	$9,535
Other	Cost	13.0%	534	534

Total			$9,402	$10,069

In 2012, the Company’s ownership in other investments decreased to 13.0% from 19.5%. Because the Company has determined that it no longer has significant influence over this other investment’s activities, the Company now accounts for this investment under the cost method.

For the three months ended March 31, 2013 and 2012 , the equity (loss) in earnings of affiliates is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
The Detroit Legal News Publishing, LLC	$32	$443
Other	—	(18)

Total	$32	$425

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

The following tables summarize certain key information relating to the Company’s investment in DLNP as of March 31, 2013, and December 31, 2012, and for the three months ended March 31, 2013 and 2012 (in thousands):

	As of March 31,	As of December 31,
	2013	2012
Carrying value of investment	$8,868	$9,535
Underlying finite-lived customer list, net of amortization	4,021	4,398

	Three Months Ended March 31,
	2013	2012
Equity in earnings of DLNP, net of amortization of customer list	$32	$443
Distributions received	700	700
Amortization expense	377	377

Note 7. Long-lived Assets and Goodwill

In the first quarter of 2013, the Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment, DataStream and LISA, and the NDeX Indiana operations within its Mortgage Default Processing Services segment. As part of the held for sale impairment test, the Company allocated a portion of the Business Information segment’s goodwill to the disposal group of $2.2 million. As discussed in Note 8 below, the allocated goodwill and certain indefinite-lived intangible assets were tested for impairment and reported as held for sale at March 31, 2013. The Company performed an interim test on the goodwill of the retained businesses in the Business Information segment, resulting in no impairment.

Goodwill: The Company reviews goodwill for impairment annually in the fourth quarter or whenever an indicator is identified which suggests an impairment may be present. As discussed above, the Company allocated $2.2 million of its goodwill in its Business Information Segment to the disposal group as shown in the table below and, as discussed in Note 8, recorded impairment charges of $0.6 million.

The following table represents the balances of goodwill (in thousands):

	Mortgage Default Processing Services	Litigation Support Services	Business Information	Total
Goodwill as of December 31, 2011	$131,710	$80,272	$62,843	$274,825
Impairment	(131,710)	—	—	(131,710)

Goodwill as of December 31, 2012	—	80,272	62,843	143,115
Allocate to disposal group	—	—	(2,244)	(2,244)

Goodwill as of March 31, 2013	$—	$80,272	$60,599	$140,871

Indefinite-Lived Intangible Assets: Indefinite-lived intangible assets consist of trademarks and domain names that the Company has determined have an indefinite life and therefore will not be amortized. The Company reviews indefinite-lived intangible assets for impairment annually in the fourth quarter or whenever an indicator is identified which suggests an impairment may be present. As discussed in Note 8, during the quarter ended March 31, 2013, the Company recorded an impairment charge of $1.3 million on indefinite-lived intangible assets in a certain disposal group, reducing the original carrying value of $1.7 million to $0.4 million. This indefinite-lived intangible asset is reported as held for sale as of March 31, 2013.

The following table represents the balances of indefinite-lived intangible assets (in thousands):

	March 31,	December 31,
	2013	2012
Mortgage Default Processing Services	$6,537	$6,537
Business Information	—	1,677

Total	$6,537	$8,214

Finite-Lived Intangible Assets: As discussed in Note 8, during the quarter ended March 31, 2013, the Company recorded an impairment charge of $7.9 million related to the assets held for sale. This finite-lived intangible asset is reported as held for sale as of March 31, 2013. Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2013 and 2012, was $4.0 million and $4.3 million, respectively.

		As of March 31, 2013			As of December 31, 2012
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Mastheads	30	$11,045	$(3,293)	$7,752	$11,045	$(3,202)	$7,843
Customer lists/relationships	2-15	117,972	(47,597)	70,375	126,001	(46,586)	79,415
Noncompete agreements	4-5	5,302	(4,963)	339	5,302	(4,793)	509
Long-term service contracts	15-25	91,841	(28,858)	62,983	91,841	(27,758)	64,083
Trademark/domain names	10	1,651	(562)	1,089	1,651	(521)	1,130
Trade names	15	6,969	(2,073)	4,896	6,969	(1,865)	5,104
Technology	5-20	—	—	—	4,875	(747)	4,128

Total finite-lived intangibles		$234,780	$(87,346)	$147,434	$247,684	$(85,472)	$162,212

Note 8. Assets Held for Sale and Discontinued Operations

In the first quarter of 2013, the Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment, DataStream and LISA, and the NDeX Indiana operations within its Mortgage Default Processing Services segment. The business’ operations and cash flows have been eliminated from ongoing operations as a result of the anticipated sales and the Company will not have significant continuing involvement in the operations after the sales. At March 31, 2013, the Company classified the net assets and liabilities of these operations in assets held for sale.

As part of the held for sale impairment test, the Company tested the disposal groups’ indefinite lived assets and any portion of goodwill allocated to the disposal group. This test resulted in an impairment of $1.3 million in indefinite-lived assets, reducing the original carrying value of $1.7 million to $0.4 million. The Company allocated $2.2 million of the Business Information segment’s goodwill to the disposal group and impaired $0.6 million of the allocated goodwill. The Company measured the property and equipment and finite-lived assets of the disposal group at the lower of its carrying amount or fair value less cost to sell. This resulted in a $0.9 million and $7.9 million impairment on property and equipment and finite-lived assets, respectively. The Company recorded a total of $10.7 million in non-cash impairment charges in the quarter in discontinued operations.

The assets and liabilities of these businesses and operations classified as assets held for sale as of March 31, 2013, are summarized as follows (in thousands):

March 31, 2013
Property and Equipment	$339
Intangible Assets and Goodwill	4,638

Total assets held for sale	4,977
Current liabilities	136

Total liabilities held for sale	136

Total net assets held for sale	$4,841

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Total Revenue	$2,717	$7,749

Discontinued operations before income taxes	$(11,294)	$(1,056)
Income tax (benefit) expense	(3,943)	(428)

Discontinued operations, net of tax benefit	$(7,351)	$(628)

Note 9. Long-Term Debt, Capital Lease Obligation

A summary of long-term debt is as follows (in thousands):

	March 31,	December 31,
	2013	2012
Senior secured debt (see below):
Senior variable-rate term note	$118,950	$137,500
Senior variable-rate revolving note	31,000	28,200

Total senior secured debt	149,950	165,700
Capital lease obligations	294	343

	150,244	166,043
Less current portion	15,149	15,162

Long-term debt, less current portion	$135,095	$150,881

Senior Secured Debt: The Company and its consolidated subsidiaries have a credit agreement with a syndicate of banks for a $215.0 million senior secured credit facility comprised of a term loan facility with an outstanding balance of $119.0 million at March 31, 2013, due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $65.0 million (of which $31.0 million was drawn at March 31, 2013), with a final maturity date of December 6, 2015. On January 22, 2013, we entered into a fourth amendment to the Credit Agreement, which, among other changes, permits the payment of distributions on preferred stock of the Company, requires that a portion of the proceeds from the issuance of preferred stock be used to pay down the loans under the Credit Agreement and makes certain other adjustments to the covenants and restrictions applicable to us.

Note 10. Common and Preferred Stock

In 2013, the Company sold 700,000 shares (the “Shares”) of newly designated 8.5% Series B Cumulative Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Shares were offered to the public at a price of $23.00 per share and have a $25.00 per share liquidation preference. Proceeds of $15.0 million, net of underwriting commission of $0.9 million and offering expenses of $0.2 million, were received on January 31, 2013, and used to pay existing debt under the senior credit facility. The Series B Preferred Stock is redeemable at the Company’s option beginning on January 31, 2018, or upon a change in control, has no maturity date, and contains certain conversion rights to common stock in the event of a change in control. The Company declared a $0.2 million preferred stock dividend payable to holders of record as of March 31, 2013, to be paid in the second quarter of 2013.

Note 11. Income Taxes

For the three months ended March 31, 2013, the Company recorded an income tax expense of $0.8 million, or 66.2% of income from continuing operations before income taxes. The Company’s tax rate for 2013 differs from the federal statutory rate of 35% primarily due to state income tax expense and the impact of noncontrolling interests.

For the three months ended March 31, 2012, the Company recorded income tax expense of $0.2 million, or 35.4% of income from continuing operations before income taxes. The Company’s tax rate for 2012 differs from the federal statutory rate of 35% due to state income tax expense, the impact of noncontrolling interests and discrete items recorded during the period associated with stock-based compensation. The provision for income taxes for March 31, 2012 was based on the Company’s estimates of the effective tax rates for the full 2012 fiscal year.

In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. As with at December 31, 2012, the Company provided a valuation allowance against a portion of its state net operating losses as of March 31, 2013. In making the determination that no further valuation allowance against the Company’s deferred tax assets was warranted, the Company considered its most recent twelve quarters of earnings history, excluding discrete impairment charges, as well as the Company’s projections of future taxable income.

Note 12. Major Customers and Related Parties

The Company has two mortgage default process services customers, Trott & Trott and the Barrett Law Firm, which together accounted for 24.9% and 34.7% of the Company’s total revenues in the three months ended March 31, 2013 and 2012, respectively. The Company has one litigation support services customer, which is a large financial services company, which accounted for 20.0% of the Company’s total revenues for the first three months in 2013.

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

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2013 and 2012 (in thousands):

	Professional Services
	Mortgage Default Processing	Litigation Support	Business Information	Corporate	Total
Three Months Ended March 31, 2013
Income (expense)
Revenues	$16,016	$22,903	$15,776	$—	$54,695
Direct operating expenses	(10,732)	(10,049)	(5,999)	—	(26,780)
Selling, general and administrative expenses	(7,575)	(6,718)	(7,474)	(1,469)	(23,236)
Amortization and depreciation	(2,426)	(2,214)	(1,051)	(318)	(6,009)
Fair value adjustment on earnout liabilities	—	5,021	—	—	5,021
Equity in earnings of affiliates	—	—	32	—	32

Operating (loss) income	$(4,717)	$8,943	$1,284	$(1,787)	$3,723

Three Months Ended March 31, 2012
Income (expense)
Revenues	$23,700	$18,403	$17,695	$—	$59,798
Direct operating expenses	(11,746)	(8,274)	(6,514)	—	(26,534)
Selling, general and administrative expenses	(7,493)	(7,627)	(7,771)	(1,838)	(24,729)
Amortization and depreciation	(2,732)	(2,164)	(1,084)	(169)	(6,149)
Fair value adjustment on earnout liabilities	—	(81)	—	—	(81)
Equity in earnings of affiliates	—	—	425	—	425

Operating income (loss)	$1,729	$257	$2,751	$(2,007)	$2,730

Note 14. Share-Based Compensation

The Company has reserved 4.8 million shares of its common stock for issuance under its incentive compensation plan, of which there were 1.3 million shares available for issuance as of March 31, 2013. Total share-based compensation expense related to stock options and restricted stock for the three months ended March 31, 2013 and 2012, was $0.7 million and $0.8 million, respectively.

Stock Options: Share-based compensation expense related to stock options for the three months ended March 31, 2013 and 2012, was $0.3 million and $0.4 million, respectively.

The following table represents stock option activity for the three months ended March 31, 2013:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (in years)
Outstanding options at December 31, 2012	2,547,195	$12.18	3.59
Granted	—	—	—
Exercised	—	—	—
Canceled or forfeited	(74,690)	12.70	—

Outstanding options at March 31, 2013	2,472,505	$12.17	3.28

Options exercisable at March 31, 2013	1,612,163	$13.63	2.30

At March 31, 2013, the aggregate intrinsic value of options outstanding and options exercisable were both zero. At March 31, 2013, there was $2.1 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Grants: Share-based compensation expense related to grants of restricted stock for both the three months ended March 31, 2013 and 2012, was $0.4 million.

The following table represents a summary of nonvested restricted stock activity for the three months ended March 31, 2013:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested, December 31, 2012	626,943	$8.14
Vested	(801)	12.74
Canceled or forfeited	(37,605)	9.40

Nonvested, March 31, 2013	588,537	$8.05

Total unrecognized compensation expense for unvested restricted shares of common stock as of March 31, 2013, was $3.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

In this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to The Dolan Company and its consolidated subsidiaries. When we refer to “National Default Exchange” or “NDeX” in this report, we mean all of our mortgage default processing operations in Michigan and Minnesota and at Barrett-NDEx. When we refer to “Barrett-NDEx” in this report, it means the entities that constitute the mortgage default processing operations serving the Texas, California and Georgia markets that NDeX acquired on September 2, 2008. The term “Barrett law firm” refers to Barrett Daffin Frappier Turner & Engel, LLP and its two law firm affiliates.

Cautionary Note Regarding Forward-Looking Statements

This discussion and analysis includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect our current expectations and projections about our future results, performance, prospects and opportunities and can often be identified by use of words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “should,” “could,” “potential,” “goal,” “strategy,” “continue” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our ability to fund our ongoing operations, repay our indebtedness, pay dividends on our preferred stock, fund capital expenditures and make acquisitions;

•	Our ability to comply with covenants in our debt instruments;

•	Our ability to obtain waivers from our lenders of any failure to comply with covenants in our debt instruments or of events of default;

•	Our ability to amend our debt instruments in the future;

•	The possibility that we may have to record significant charges to earnings as a result of impairment of our intangible assets;

•	Our ability to retain key personnel;

•	The possibility that the number of mortgage default files referred to us may decrease or fail to increase;

•	The risk that our customers or their clients fail to timely pay us for our services, or at all;

•	The effect of existing and future legislation, government investigations, litigation, court orders, settlements and client slow-downs on our mortgage default processing services and public notice operations;

•	Our ability to retain key customers and develop new customer relationships in our litigation support services segment and our mortgage default processing business;

•	The adverse resolution of a future lawsuit or claim against us;

•	The failure or disruption of our proprietary case management software systems, our document hosting, processing, conversion and review systems, or our website and online networks;

•	Our ability to accurately value, successfully complete and successfully integrate acquisitions;

•	Key personnel of our subsidiary NDeX also have been principal attorneys of our law firm customers and may at times have had interests that differed from or conflicted with our interests;

•	The volatility of our common stock; and

•	The effect of changes in the economies and demographics of the markets that we serve.

See “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2012, filed on March 8, 2013, with the Securities and Exchange Commission (“SEC”) for a description of these and other risks, uncertainties and factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, any forward-looking statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

Overview

We are a leading provider of professional services and business information to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating divisions: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two reporting segments: mortgage default processing services and litigation support services. Through our subsidiary, NDeX, we provide mortgage default processing services to five law firm customers located in California, Michigan, Minnesota, Georgia, and Texas, as well as directly to mortgage lenders and loan servicers on residential real estate located in California. Our subsidiaries DiscoverReady and Counsel Press compose our litigation support services reporting segment. DiscoverReady provides outsourced discovery management and document review services to major United States companies and their counsel. Counsel Press provides appellate services to law firms and attorneys nationwide. Our Business Information Division produces legal publications, business journals, court and commercial media, other highly focused online information products and services, and operates web sites and produces events for targeted professional audiences in 19 geographic markets across the United States. Our information is delivered through a variety of methods, including approximately 60 print publications and 80 web sites.

Our total revenues decreased $5.1 million, or 8.5%, from $59.8 million for the three months ended March 31, 2012, to $54.7 million for the three months ended March 31, 2013, primarily as a result of a $7.7 million decrease in our mortgage default processing services revenues and a $1.9 million decrease in business information revenues, partially offset by a $4.5 million increase in our litigation support services revenues. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of new foreclosure files received for processing, as discussed below. The increase in litigation support services revenues was driven by an increase in review work and technology services from existing customers. Income from continuing operations slightly decreased from $0.5 million for the three months ended March 31, 2012, to a $0.4 million for the current quarter. This decrease was primarily the result of the lower revenues mainly in mortgage default processing services, offset by a decrease in fair value adjustment on earnout liabilities and the due to seller of $5.0 million in litigation support services, as discussed below. Total revenues from discontinued operations were $2.7 million and $7.7 million for three months ended March 31, 2013 and 2012.

Recent Developments

Preferred Stock

On January 31, 2013, we sold 700,000 shares (the “Shares”) of our newly designated 8.5% Series B Cumulative Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Shares were offered to the public at a price of $23.00 per share and have a $25.00 per share liquidation preference. Proceeds of $15.0 million, net of underwriting commission of $0.9 million and offering expenses of $0.2 million, were received on January 31, 2013, and used to pay existing debt under the senior credit facility. The Series B Preferred Stock is redeemable at our option beginning on January 31, 2018, or upon a change in control, has no maturity date, and contains certain conversion rights to common stock in the event of a change in control.

Discontinued Operations / Assets Held for Sale

In the first quarter of 2013, we committed to a plan of action to sell two of our stand-alone businesses within the Business Information segment, DataStream and LISA, and the NDeX Indiana operations within our Mortgage Default Processing Services segments. As a result, we recorded a total of $10.7 million in non-cash impairment charges in the quarter to reduce the carrying value of these assets, of which $0.9 million was property and equipment, $7.9 million was finite-lived intangible assets, $1.3 million indefinite-lived intangible assets and $0.6 million in goodwill. The businesses’ operations and cash flows were eliminated from ongoing operations as a result of the anticipated sales and we will not have significant continuing involvement in the operations after the sales. At March 31, 2013, we classified the net assets and liabilities of these operations in assets held for sale.

In 2012, we sold The Colorado Springs Business Journal, The Mississippi Business Journal, and our NDeX Florida operations. We classified the results of these operations (net of tax benefit) as discontinued operations.

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

The mortgage foreclosure industry began experiencing heightened scrutiny in fall 2010 from many government agencies and leaders, which led to voluntary slowing of foreclosure referrals by servicers and lenders as they reviewed systems and provided information requested by the government. The intense scrutiny has led to many audits of our processes and to many newly mandated procedures and required steps. In the federal sector, 14 major mortgage servicers signed consent orders with the Board of Governors of The Federal Reserve System and the Office of the Comptroller of the Currency (“OCC”) in April 2011, agreeing to submit action plans detailing how they would comply with new requirements for servicing defaulted loans. The OCC consent agreements required improvements to certain internal processes and enhanced controls related to third-party vendors that provide services related to residential default or foreclosure, including the law firm customers of NDeX. In June 2011, the OCC issued guidance clarifying that, in addition to these 14 major mortgage servicers, all mortgage servicers under OCC supervision must ensure compliance with foreclosure laws, conduct foreclosures in a safe and sound manner, and establish responsible business practices that provide accountability and appropriate treatment of borrowers. This OCC bulletin provided additional expectations regarding governance of foreclosure process to include adequate staffing and training, elimination of dual-track processing, management of affidavit and notary practices, documentation, oversight of third-party service providers, and adherence to all laws and regulations related to mortgage foreclosure. The OCC required servicers to complete revisions in foreclosure processing to the satisfaction of the Federal Reserve and the OCC and to reorganize their foreclosure operations to follow the amended procedures. All national banks were required to conduct a self-assessment of foreclosure management practices and to correct weaknesses identified.

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

At the state level, in April 2012, the U.S. District Court for the District of Columbia approved a settlement among the attorneys general of 49 states and the District of Columbia and the nation’s five largest mortgage lenders.

The National Servicing Standards are the combination of requirements under the OCC consent orders and the attorneys general settlement. Hundreds of requirements of the National Servicing Standards included compliance deadlines of October 1, 2012. These compliance deadlines resulted in reduced file referral volumes in the fourth quarter of 2012 and still have a lingering effect on volumes, particularly when combined with the CFPB’s ongoing rulemaking. The CFPB issued new rules on January 17, 2013, which affected foreclosure processing in the first quarter of 2013 and will have continuing effects as lenders and services continue to adjust their policies and processes to comply before the January 2014 effective date. Among other requirements, these new rules require additional notification and consideration of foreclosure alternatives, further restrict moving forward with foreclosure processes while modification efforts or consideration periods remain pending, require consideration and response to a borrower’s application for a loan modification received during a particular period prior to a scheduled foreclosure sale, and require direct access to loan servicing personnel.

The California Homeowners Bill of Rights took effect January 1, 2013. Among other added requirements, this law precludes the filing of a notice of default, the first step in a foreclosure process, until the debtor is determined to be ineligible for loss mitigation and lengthens various time periods in the foreclosure process. These new requirements continue to slow California foreclosure referrals and slow the foreclosure process in California, which decreases our revenue and margins.

Given the new rules and the intense scrutiny, lawsuits, regulatory actions, and legislated or agreed process changes that residential mortgage foreclosure servicers have experienced in the past two and one-half years, servicers have continued to react by reviewing, verifying and changing their policies and procedures, applying more steps, checks, and reviews to pending foreclosures, and releasing into foreclosure only those cases that have been carefully reviewed and are in compliance with all new requirements. Many servicers also reacted to this environment of increased scrutiny by requesting additional information and process verification from law firms and other third-party vendors. These servicer actions have continued to reduce the margins and the number of mortgage defaults being referred to begin foreclosure. Some of the servicers have continued to direct that our foreclosure processing services be slowed or stopped at various times. We believe that servicers will continue to exercise an abundance of caution, examining each default referral in extreme detail, and will continue the slow pace of referrals.

Revenues

We derive revenues from two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the three months ended March 31, 2013 and 2012, our total revenues were $54.7 million and $59.8 million, respectively, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:

•	71.2% and 70.4%, respectively, from our Professional Services Division (29.3% and 39.6%, respectively, from mortgage default processing services and 41.9% and 30.8%, respectively, from litigation support services); and

•	28.8% and 29.6%, respectively, from our Business Information Division.

Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing, outsourced discovery management and document review, and appellate services through fee-based arrangements. We further break down our Professional Services Division into two reportable segments, mortgage default processing services and litigation support services.

Mortgage Default Processing Services. Through NDeX, we assist five law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, other mortgage default case files for residential mortgages that are in default. We also provide foreclosure processing services directly to mortgage lenders and loan servicers for properties located in California. In addition, NDeX provides loss mitigation support on mortgage default files to its customers and related real estate title work primarily to the Barrett law firms. We refer to revenues that NDeX derives from these sources collectively as “mortgage default processing service revenues.”

For the three months ended March 31, 2013 and 2012, we received for processing approximately 35,600 and 55,400 mortgage default case files, respectively. Our mortgage default processing service revenues accounted for 29.3% of our total revenues and 41.2% of our Professional Services Division revenues for the three months ended March 31, 2013, and 39.6% of our total revenue and 56.3% of our Professional Services Division revenues for the three months ended March 31, 2012. For the three months ended March 31, 2013, the Barrett law firm and Trott & Trott each accounted for 10% or more of our mortgage default processing services revenues, and together accounted for almost one-quarter of total revenues. We recognize mortgage default processing service revenues on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make estimates. For more information regarding how we recognize revenue, please see “Critical Accounting Policies and Estimates – Revenue Recognition” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013.

NDeX’s revenues are primarily driven by the number of residential mortgage default files referred in each of the states in which we do business, as well as the type of files we process (e.g., foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. Although the services agreements with our law firm customers contemplate the review and possible revision of the fees for the services we provide, price increases have not historically affected our mortgage default processing revenues materially. In some cases, our services agreements adjust the fee paid to us for the files we process on an annual basis pursuant to an agreed-upon consumer price index. In other cases, our services agreements require us to agree with our law firm customer regarding the terms and amount of any fee increase. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013, for more information about the fixed fee per file we charge our law firm customers.

Deferred revenue includes mortgage default processing services billed in advance that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At March 31, 2013, we had such deferred revenue on our balance sheet in the amount of $5.1 million.

Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the three months ended March 31, 2013 and 2012, our litigation support services revenues accounted for 41.9% and 30.8%, respectively, of our total revenues and 58.8% and 43.7%, respectively, of our Professional Services Division revenues.

DiscoverReady provides its services to major United States and global companies and their counsel and assists them in document reviews and helping them manage the discovery process. Discovery is the process by which parties use the legal system to obtain relevant information, primarily in litigation and regulatory matters. This process can be expensive and time-consuming for companies depending upon the volume of emails, electronic files and paper documents a company must review to respond to a document request. DiscoverReady also provides related technology management services. DiscoverReady bills its customers primarily based upon the number of documents reviewed and the amount of data or other information it processes. Accordingly, our discovery management and document review services revenues are largely determined by the volume of data we process, host and review.

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

We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court. In most cases, DiscoverReady bills its customers each month for the services provided. DiscoverReady’s services consist of multiple element deliverables, and as such, revenue is assigned to each deliverable service and recognized as those services are performed. In situations where we bill our customers in advance of services performed, revenue is deferred until the month it is earned. At March 31, 2013, we recorded an aggregate $0.2 million as deferred revenues related to litigation support services on our balance sheet. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critcal Accounting Policies and Estimates – Revenue Recognition in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013, for more information about how we recognize revenue on DiscoverReady’s multiple element arrangements.

Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 8.9% of our total revenues and 30.9% of our Business Information Division revenues for the three months ended March 31, 2013, and 8.5% of our total revenues and 28.8% of our Business Information Division revenues for the three months ended March 31, 2012. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.

We publish many different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other business entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 13% and 14% of our total revenues for the three months ended March 31, 2013 and 2012, respectively, and 44% and 47% of our Business Information Division revenues for the three months ended March 31, 2013 and 2012, respectively. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which can be affected by the number of residential mortgage foreclosures in the markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In many of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

Our subscription revenues accounted for 7% of our total revenues for both the three months ended March 31, 2013 and 2012, respectively, and 25% and 24% of our Business Information Division revenues for the three months ended March 31, 2013 and 2012, respectively. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At March 31, 2013, we had such deferred revenue on our balance sheet in the amount of $7.8 million. Subscription revenues are driven primarily by the number of copies sold and the subscription rates charged to customers.

Operating Expenses

Our operating expenses consist of the following:

•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for the operational staff at NDeX, DiscoverReady, and Counsel Press and our editorial personnel in our Business Information Division, production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, the cost of newsprint and delivery of our business information products, and packaging and data service fees in connection with our California foreclosure files;

•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing-related expenses and other office-related payments;

•	Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from two to thirty years;

•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from one to thirty years;

•	Fair value and other adjustments on earnout and due to seller liabilities, which consists primarily of non-cash adjustments to estimates of earnouts to be paid to sellers of businesses we acquire, based on management’s estimated fair value of the earnout and due to seller liability at each reporting date; and

•	Impairment of long-lived assets and goodwill, which consists of non-cash impairment charges to long-lived assets and goodwill.

Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may continue to shift between fiscal periods.

Equity in Earnings of Affiliates

We own 35% of the membership interests in DLNP, the publisher of The Detroit Legal News, and 10 other publications. We account for our investment in DLNP using the equity method. For the three months ended March 31, 2013, our share of DLNP’s earnings was minimal. For the three months ended March 31, 2012, our share of DLNP’s earnings were $0.4 million, which was net of amortization of $0.4 million. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flows Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.

Noncontrolling Interest

Noncontrolling interest (“NCI”) at March 31, 2013, consisted of a 6.2% redeemable interest in NDeX held by the sellers of Barrett-NDEx or their transferees (as a group), a 9.9% redeemable interest in DiscoverReady held by DR Holdco LLC and a 17.9% interest in Legislative Services of America (LISA) held by Telran, Inc.

Under the terms of the NDeX operating agreement, each month we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. No such distributions were paid during the three months ended March 31, 2013 or 2012.

There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly distributions to pay tax liabilities to DR Holdco, the minority member of DiscoverReady. During the three months ended March 31, 2013, we made distributions of $0.1 million to DR Holdco.

Under the terms of the limited liability company agreement, DR Holdco had the right, for a period of 90 days following November 2, 2012, to require DiscoverReady to repurchase approximately 50% of DR Holdco’s equity interest in DiscoverReady, which DR Holdco did not exercise. For a period of 90 days following November 2, 2013, DR Holdco has the right to require DiscoverReady to purchase DR Holdco’s remaining equity interest in DiscoverReady. In addition, DiscoverReady also has the right to require DR Holdco to sell its entire equity interest in DiscoverReady. In each case, if either party timely exercises its right, we would pay DR Holdco an amount based on the fair market value of the equity interest. DiscoverReady may engage an independent third-party valuation firm to assist it in determining the fair market value of the equity interest being repurchased by DiscoverReady or sold to us if any of the above-described rights are exercised. The purchase price for any equity interests repurchased or sold pursuant to these rights, if exercised, will be paid in cash to the extent allowed by the terms of our then-existing credit agreement, or pursuant to a three-year unsecured promissory note bearing interest at a rate equal to prime plus 1%.

We record the redeemable NCI in DiscoverReady at the greater of its carrying value or fair value at each reporting period.

Critical Accounting Policies and Estimates

Please see Note 1 to our unaudited condensed consolidated interim financial statements included in this report on Form 10-Q as well as Note 1 of the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013. Further, we discuss our critical accounting estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our annual report on Form 10-K for the year ended December 31, 2012. There has been no significant change in our critical accounting policies or critical accounting estimates since the end of 2012.

RESULTS OF OPERATIONS

The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended March 31,
		% of		% of
	2013	Revenues	2012	Revenues
Revenues:
Professional Services	$38,919	71.2%	$42,103	70.4%
Business Information	15,776	28.8%	17,695	29.6%

Total revenues	54,695	100.0%	59,798	100.0%

Operating expenses:
Professional Services	39,714	72.6%	40,036	67.0%
Business Information	14,524	26.6%	15,369	25.7%
Unallocated corporate operating expenses	1,787	3.3%	2,007	3.4%
Fair value and other adjustments on earnout liabilities and due to seller	(5,021)	(9.2)%	81	0.1%

Total operating expenses	51,004	93.3%	57,493	96.1%
Equity in earnings of affiliates	32	0.1%	425	0.7%

Operating income	3,723	6.8%	2,730	4.6%
Interest expense, net	(2,538)	(4.6)%	(2,032)	(3.4)%

Income from continuing operations before income taxes	1,185	2.2%	698	1.2%
Income tax expense	(785)	(1.4)%	(247)	(0.4)%

Income from continuing operations	400	0.7%	451	0.8%
Discontinued operations, net of tax benefit	(7,351)	(13.4)%	(628)	(1.1)%

Net loss	(6,951)	(12.7)%	(177)	(0.3)%
Less: Net (loss) income attributable to redeemable noncontrolling interests	(269)	(0.5)%	346	0.6%

Net (loss) income attributable to The Dolan Company	(7,220)	(13.2)%	169	0.3%

Income allocated to preferred shares	(247)	(0.5)%	—	—%

Net (loss) income allocable to common shares	$(7,467)	(13.7)%	$169	0.3%

Income per common share from continuing operations attributable to The Dolan Company:
Basic and diluted	$—		$0.03
Weighted average common shares outstanding:
Basic	30,328		30,175
Diluted	30,328		30,272

Three Months Ended March 31, 2013

Compared to Three Months Ended March 31, 2012

Revenues

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Total revenues	$54.7	$59.8	$(5.1)	(8.5)%

Our total revenues declined primarily as a result of a decrease in our mortgage default processing services revenues, partially offset by an increase in litigation support services revenues. The decrease in mortgage default processing services revenues was driven largely by a decrease in the number of new foreclosure files received for processing while the increase in litigation support services was driven by an increase in review work and technology services from existing customers. Our Business Information revenues decreased $1.9 million for the three months ended March 31, 2013. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 71.2% and 70.4% of our total revenues from our Professional Services Division and 28.8% and 29.6% of our total revenues from our Business Information Division for the three months ended March 31, 2013 and 2012, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 29.3% and 39.6% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 41.9% and 30.8% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. We continue to expect litigation support services to be a larger percentage of total revenues as a result of continued growth in the DiscoverReady business.

Operating Expenses

	Three Months Ended
	March 31,
	2013	2012	Change
	(in millions)
Total operating expenses	$51.0	$57.5	$(6.5)	(11.3)%
Direct operating expenses	26.8	26.5	0.3	0.9%
Selling, general and administrative expenses	23.2	24.7	(1.5)	(6.0)%
Amortization expense	4.0	4.3	(0.3)	(6.2)%
Depreciation expense	2.0	1.9	0.1	6.6%
Fair value and other adjustments on earnout liabilities and due to seller	(5.0)	0.1	(5.1)	Not Meaningful

Excluding the impact of fair value and other adjustments on earnout liabilities and due to seller, total operating expenses as a percentage of total revenues increased from 96% for the three months ended March 31, 2012, to 102.4% for the three months ended March 31, 2013. This was largely due to decreased revenues in our mortgage default processing services business.

Direct Operating Expenses. The change in our direct operating expenses consisted of a $0.8 million increase in our Professional Services Division and a $0.5 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 49.0% for the first quarter of 2013, from 44.4% for the same period in 2012.

Selling, General and Administrative Expenses. The change in our selling, general and administrative expenses consisted primarily of a $0.8 million decrease in our Professional Services Division, and a $0.3 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Cost associated with our corporate operations decreased $0.4 million, largely as a result of lower employee costs. Selling, general and administrative expense as a percentage of revenue increased slightly to 42.5% for the three months ended March 31, 2013, from 41.4% for the same period in 2012.

Amortization and Depreciation Expense. Our total amortization and depreciation expense was relatively flat for the current quarter compared to the same quarter one year ago.

Fair Value and Other Adjustments on Earnout Liabilities and Due to Seller. Fair value and other adjustments on earnout liabilities and due to seller for the three months ended March 31, 2013, consisted of $5.0 million for the Professional Services Division. You should refer to the more detailed discussions in “Professional Services Division Results” below for more information regarding this item.

Interest Expense, Net

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Total interest expense, net	$2.5	$2.0	$0.5	24.9%
Interest on bank credit facility	2.2	1.6	0.6	37.1%
Cash interest expense on interest rate swaps	0.2	0.3	(0.1)	(15.0)%
Amortization of deferred financing fees	0.1	0.1	(0.0)	(16.3)%

Interest expense related to our bank credit facility increased primarily as a result of an increase in the average borrowing rate, slightly offset with lower average outstanding debt due to using proceeds from the preferred stock offering to pay debt. The average interest rate on our credit facility increased to 5.4% for the three months ended March 31, 2013, from 4.0% one year ago. Our average outstanding debt was $161.9 million for the three months ended March 31, 2013, compared to $178.0 million for the same period one year ago.

Equity in Earnings of Affiliates

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Equity in earnings of affiliates	$—	$0.4	$(0.4)	(92.5)%

Equity in earnings of affiliates decreased primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are the result of a reduction in public notice placements in DLNP’s newspapers due to decreased foreclosure and workout volumes in the markets it serves.

Income Tax Expense

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Income tax expense	$0.8	$0.2	$0.6	Not meaningful
Effective tax rate	66.2%	35.4%

For the three months ended March 31, 2013, we recorded an income tax expense of $0.8 million, or 66.2% of the income from continuing operations before income taxes. The tax expense differs from the federal statutory rate of 35% primarily due to state income tax expense and the impact of noncontrolling interests. For the three months ended March 31, 2012, we recorded income tax expense of $0.2 million, or 35.4% of income from continuing operations before taxes.

Discontinued Operations

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Discontinued operations, net of tax benefit	$(7.4)	$(0.6)	$(6.8)	Not Meaningful

In the first quarter of 2013, we committed to a plan of action to sell two of our stand-alone businesses within the Business Information segment, DataStream and LISA, and NDeX Indiana operations within our Mortgage Default Processing Services segments. As a result, we recorded a total of $10.7 million in non-cash pretax impairment charges in the quarter to reduce the carrying value of these assets, of which $0.9 million was property and equipment, $7.9 million finite-lived intangible assets, $1.3 million finite-lived intangible assets and $0.6 million in goodwill. The businesses’ operations and cash flows will be eliminated from ongoing operations as a result of the anticipated sales and we will not have significant continuing involvement in the operations after the sales. At March 31, 2013, we classified the net assets of these operations in assets held for sale.

Professional Services Division Results

Revenues

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Total revenues	$38.9	$42.1	$(3.2)	(7.6)%
Mortgage default processing services	16.0	23.7	(7.7)	(32.4)%
Litigation support services revenues	22.9	18.4	4.5	24.5%

Our revenues declined primarily as a result of decreased revenues in our mortgage default processing services segment. Revenues in this segment were down primarily due to decreased file volumes in many of the markets we serve. Our total files received for processing from continuing operations for the three months ended March 31, 2013, was down 35.7%, from 55,400 mortgage default case files for the three months ended March 31, 2012, to 35,600 mortgage default case files for the three months ended March 31, 2013. New foreclosure files, which tend to require more processing from NDeX and are therefore higher revenue files, were down nearly 38% from the first quarter of 2012. We have had file fee increases, but they have not been sufficient to offset file volume decreases.

The Barrett law firm and Trott & Trott each accounted for 10% or more, and together accounted for 85.1% of our mortgage default processing services reporting unit and 35.0% of our Professional Services Division revenues during the three months ended March 31, 2013. In the three months ended March 31, 2012, the Barrett law firm and Trott & Trott each accounted for more than 10%, and together accounted for 87.5% of our mortgage default processing services reporting unit and 49.2% of our Professional Services Division revenues.

The net increase in litigation support services revenues is primarily a result of large projects received from existing DiscoverReady customers. Litigation support services had one customer in excess of 10% of its revenues for the three months ended March 31, 2013 and 2012, accounting for more than 40% and 30% of its revenues, respectively.

Operating Expenses—Mortgage Default Processing Services

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Total operating expenses	$20.7	$22.0	$(1.2)	(5.6)%
Direct operating expenses	10.7	11.7	(1.0)	(8.6)%
Selling, general and administrative expenses	7.6	7.5	0.1	1.1%
Amortization expense	1.8	2.1	(0.2)	(11.9)%
Depreciation expense	0.6	0.7	(0.1)	(8.9)%

Direct operating expenses decreased largely as a result of decreased file volumes and steps taken to reduce our costs at NDeX, although the decrease in expenses was not in proportion to the file volume decrease. Processing costs in many of our locations have not decreased in proportion to revenue and volume declines as a result of increased processing demands by our customers, additional tasks, time spent attending to servicer audits, and process changes required by the customers of our law firm customers, each requiring additional processing work for our employees. While measures have been put in place to reduce costs as a result of lower file volumes, selling, general and administrative expenses have also been affected by new client requirements placed on us, primarily in terms of increased requirements as it relates to information security and technology.

Total operating expenses attributable to our mortgage default processing services reporting unit as a percentage of segment revenues increased to 129.5% for the three months ended March 31, 2013, from 92.7% for the three months ended March 31, 2012.

Operating Expenses—Litigation Support Services

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Total operating expenses	$14.0	$18.1	$(4.2)	(23.1)%
Direct operating expenses	10.0	8.3	1.8	21.5%
Selling, general and administrative expenses	6.7	7.6	(0.9)	(11.9)%
Amortization expense	1.5	1.5	—	—%
Depreciation expense	0.7	0.7	0.1	7.3%
Fair value and other adjustments on earnout liabilities and due to seller	(5.0)	0.1	(5.1)	not meaningful

The increase in direct expenses is driven by increased operating costs associated with higher revenues. The decrease in selling, general, and administrative expenses is due primarily to decreases in employee costs. The fair value adjustment and other adjustments on earnout liabilities and due to seller of $5.0 million reflects the retention of the ACT acquisition holdback funds.

Excluding the impact of the fair value adjustment on earnout liabilities and due to seller, total operating expenses attributable to our litigation support services segment as a percentage of segment revenues decreased to 82.9% for the three months ended March 31, 2013, from 98.2% for the same period in 2012.

Business Information Division Results

Revenues

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Total Business Information Revenues	$15.8	$17.7	$(1.9)	(10.8)%
Display and classified advertising revenues	4.9	5.1	(0.2)	(4.6)%
Public notice revenues	6.9	8.4	(1.5)	(17.3)%
Subscription-based revenues	4.0	4.2	(0.2)	(5.5)%

Business Information revenue decreased primarily due to a decrease in public notice related to foreclosures. The decrease in display and classified advertising is due to a decrease in the number of ads placed in our publications.

Operating Expenses

	Three Months Ended March 31,
	2013	2012	Change
	(in millions)
Total operating expenses	$14.5	$15.4	$(0.8)	(5.5)%
Direct operating expenses	6.0	6.5	(0.5)	(7.9)%
Selling, general and administrative expenses	7.5	7.8	(0.3)	(3.8)%
Amortization expense	0.7	0.7	—	(2.4)%
Depreciation expense	0.3	0.3	—	(4.3)%

Operating expenses decreased primarily as a result of lower revenues and cost control efforts put in place to control discretionary spending and employee costs.

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 92.1% for the three months ended March 31, 2013, from 86.9% for the three months ended March 31, 2012, due to a decrease in Business Information Division segment revenues.

Off Balance Sheet Arrangements

We have not entered into any off balance sheet arrangements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital and long-term debt, less current portion as of March 31, 2013, and December 31, 2012, as well as cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$2,448	$3,509
Working capital	17,834	4,413
Long-term debt, less current portion	135,095	150,881

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities - continuing operations	$1,644	$9,790
Cash used in operating activities - discontinued operations	(135)	(1,546)
Cash used in investing activities - continuing operations:
Capital Expenditures	(1,691)	(1,256)
Cash used in financing activities - continuing operations	(832)	(5,982)

Cash Flows Provided by Operating Activities

The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies, payments of interest and, typically income taxes. However, as a result of our net loss in the prior year, we anticipate an income tax refund in the second quarter of 2013.

Net cash provided by operating activities for the three months ended March 31, 2013, decreased $6.7 million, or 81.7%, to $1.5 million from $8.2 million for the three months ended March 31, 2012. This decrease was largely attributable to the decrease in net income when compared to the same period in 2012. The total change in operating assets and liabilities, net of effects of discontinued operations, was a net use of $1.7 million in the first quarter of 2013 compared to a net inflow of $1.9 million in 2012. This increase in use of cash was largely a result of timing of vendor payments and decrease in deferred revenue due to lower mortgage default referral files.

Working capital changed from $4.4 million at December 31, 2012, to $17.8 million at March 31, 2013. Notable changes in working capital in the first quarter of 2013 were: a decrease in due to sellers of acquired businesses of $5.0 million coming from ACT releasing the Company from its holdback, a decrease in accounts payable and accrued compensation of $4.8 million due to lower operating expenses and headcount, a decrease in accounts receivable net of deferred revenue of $4.4 million due to lower revenues and increased cash collections, reporting long-lived assets and indefinite lived intangible of $4.8 million in assets held for sale, and an increase in income tax receivable of $3.7 million.

Our allowance for doubtful accounts, as a percentage of gross accounts receivable, and days sales outstanding (DSO), as of March 31, 2013, December 31, 2012, and March 31, 2012, are set forth in the table below:

	March 31,	December 31,	March 31,
	2013	2012	2012
Allowance for doubtful accounts (in thousands)	$1,649	$1,809	$1,508
Allowance for doubtful accounts as a percentage of gross accounts receivable	2.9%	2.9%	2.0%
Days sales outstanding	86.4	86.1	84.5

Our allowance for doubtful accounts as a percentage of gross accounts receivable was consistent with year-end. Our allowance for doubtful accounts as a percentage of gross accounts receivable increased compared with last year due to the lower accounts receivable balance as a result of the sale of NDeX Florida. This reduced the overall balance of gross accounts receivable by $15.1 million.

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue for the quarter by the total number of days in the quarter. Our DSO increased from year-end and the first quarter of last year primarily as a result of carrying larger balances in some of our NDeX operating units as a result of an increase in the length of time it takes our law firm customers to take properties to sale. Please refer to Recent Developments – Regulatory Environment above for an explanation of some of the current factors that are contributing to the increase in time it is taking to process foreclosures.

At March 31, 2013, we had a significant concentration of credit risk relating to amounts due from NDeX’s current five law firm customers and its Indiana law firm customer. Of our total consolidated net receivable balance, $21.6 million, or 38.9%, is related to amounts due from these customers, and includes both billed and unbilled amounts. Billed amounts represent $15.8 million, or 28.3%, of our total consolidated net receivable balance. Partially offsetting our total accounts receivable exposure for these law firm customers is deferred revenue, for amounts billed but not yet earned, in the amount of $5.2 million, which represents 23.9% of the total balances due.

We own 35% of the membership interests in DLNP, the publisher of The Detroit Legal News, and received distributions of $0.7 million during both the three months ended March 31, 2013 and 2012, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased $0.2 million to $1.7 million during three months ended March 31, 2013, from $1.5 million during three months ended March 31, 2012. This increase was a result of higher capital expenditures, and we expect the costs for capital expenditures to be in the range of 3 – 3.5% of our total revenues, on an aggregated basis, for the full year 2013.

Cash Flows Used in Financing Activities

Cash provided by financing activities primarily includes borrowings under our revolving credit agreement, the issuance of long-term debt and the issuance of preferred stock. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, payments on unsecured notes, payments to repurchase our common stock, payments for dividends on our preferred stock, and the payment of expenses associated with the issuance of long-term debt and preferred stock.

Net cash used in financing activities for the three months ended March 31, 2013, totaled $(0.8) million, compared to net cash used of $(6.0) million during three months ended March 31, 2012. Cash used in financing activities in the first quarter of 2013 included proceeds from our preferred stock offering of $15.0 million which we used to pay down $14.8 million on our senior term facility. Long-term debt, less current portion, decreased $15.8 million, or 10.4%, to $135.1 million as of March 31, 2013, from $150.9 million as of December 31, 2012.

Credit Agreement. The Company and its consolidated subsidiaries have a credit agreement with a syndicate of banks for a $215.0 million senior secured credit facility comprised of a term loan facility with an outstanding balance of $119.0 million at March 31, 2013, due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $65.0 million (of which $31.0 million was drawn at March 31, 2013), with a final maturity date of December 6, 2015. On January 22, 2013, we entered into a fourth amendment to the Credit Agreement, which, among other changes, permits the payment of distributions on preferred stock of the Company, requires that a portion of the proceeds from the issuance of preferred stock be used to pay down the loans under the Credit Agreement and makes certain other adjustments to the covenants and restrictions applicable to us.

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

As of March 31, 2013, we had $119.0 million outstanding under our term loan, and $31.0 million outstanding under our revolving variable-rate notes and available capacity of approximately $34.0 million, subject to covenant requirements under the credit agreement. We expect to use the remaining availability under our credit facility, if needed, for working capital and other general corporate purposes.

At March 31, 2013, the weighted average interest rate on our credit facility was 5.2%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. Currently, our interest rate swap arrangements require us to have at least $60.0 million of our outstanding principal balance at LIBOR. At March 31, 2013, all the debt on our credit facility was based on LIBOR.

Future Needs

Historically, cash flow from operations, supplemented by short and long-term financing, the proceeds from our credit facility and equity offerings, have been adequate to fund our day-to-day operations and capital expenditure requirements. While we faced many business challenges in the quarter, we paid down the senior term note by $18.6 million and we had $2.8 million net borrowings on our senior revolving line of credit in the quarter. We continue to expect to face business challenges in the coming year, but still expect that cash flow from operations, supplemented by short and long-term financing, the proceeds from our credit facility and equity offerings, will be adequate to fund our day-to-day operations and capital expenditure requirements. However, our ability to generate sufficient cash flow in 2013 could be adversely impacted by the business challenges we continue to face, particularly the ongoing regulatory, lender and other responses to the mortgage crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments—Regulatory Environment” earlier in this quarterly report and those described in “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, we were in compliance with all covenants in our debt instruments. But the Company’s ability to generate sufficient cash flows could be negatively impacted by the business challenges in our mortgage default foreclosure and public notice business which the Company faces and could result in noncompliance with the Company’s senior secured credit facility. Any failure by us to comply with these covenants may result in an event of default, which if not cured or waived, could result in the banks accelerating the maturity of our indebtedness or preventing us from accessing availability under our credit facility. In addition, our lenders may require us to prepay outstanding indebtedness under the credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. In addition, the indebtedness under our credit agreement is secured by a security interest in substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries, and therefore, if we are unable to repay such indebtedness the banks could foreclose on these assets and sell the pledged equity interests, which would adversely affect our ability to operate our business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of March 31, 2013, we had swap arrangements that convert $60 million of our variable rate term loan into a fixed rate obligation. The aggregate notional amount of our two swap agreements will mature on various dates through December 31, 2014. We enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of March 31, 2013, we have designated our two interest rate swap agreements for hedge accounting treatment. Accordingly, we record changes in the fair value of these swap agreements in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended.

We did not hold any interest rate swap agreements that did not qualify for hedge accounting during the three months ended March 31, 2013. At March 31, 2013 and December 31, 2012, we had $0.7 million and $1.3 million (net of tax), respectively, included in other accumulated comprehensive loss related to the fair value of our interest rate swap agreements. At March 31, 2013, and December 31, 2012, the estimated fair value of our fixed interest rate swaps was a liability of $1.2 million and $1.4 million, respectively.

If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.2 million (pre-tax) for both the three months ended March 31, 2013 and 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time involved in ordinary, routine litigation incidental to our normal course of business, and we do not believe that any such existing litigation is material to our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in “Part I—Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase up to 2 million shares of our common stock at market prices at the discretion of management at any time through December 31, 2013. At March 31, 2013, 1,862,500 shares remained available under the program. No repurchases were made during the first quarter of 2013.

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

Dated: May 2, 2013

By:	/s/ JAMES P. DOLAN
James P. Dolan
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 2, 2013

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