Form 10-Q
period 2013-06-30
Dolan Co.
filed 2013-08-01
CIK 1396838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2013

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

On June 30, 2013, there were 30,877,522 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Dolan Company

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,667	$3,509
Accounts receivable, including unbilled services (net of allowances for doubtful accounts of $1,575 and $1,809 as of June 30, 2013, and December 31, 2012, respectively)	36,928	60,300
Unbilled pass-through costs	—	4,668
Prepaid expenses and other current assets	3,746	3,271
Income tax receivable	2,779	10,823
Assets held for sale	39,316	—

Total current assets	84,436	82,571
Investments	8,679	10,069
Property and equipment, net	12,250	18,091
Finite-lived intangible assets, net	60,753	162,212
Goodwill and indefinite-lived intangible assets	140,871	151,329
Deferred income taxes	—	23,358
Other assets	1,570	1,910

Total assets	$308,559	$449,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$15,105	$15,162
Accounts payable	15,118	20,860
Accrued pass-through liabilities	—	10,617
Accrued compensation	6,540	7,941
Accrued liabilities	3,719	5,283
Due to sellers of acquired businesses	—	5,017
Deferred revenue	10,316	13,278
Liabilities held for sale	15,650	—

Total current liabilities	66,448	78,158
Long-term debt, less current portion	127,145	150,881
Deferred income taxes	31,068	—
Other liabilities	6,019	7,240

Total liabilities	230,680	236,279

Redeemable noncontrolling interest	14,946	7,283

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,877,522 and 30,955,321 shares as of June 30, 2013, and December 31, 2012, respectively	31	31
Preferred stock, $0.001 par value; authorized: 5,000,000 shares;
Series A: Junior Participating: designated: 5,000 shares; no shares outstanding	—	—
Series B: designated: 1,600,000 shares; outstanding: 700,000 shares as of June 30, 2013, no shares as of December 31, 2012	1	—
Other comprehensive loss, net of tax	(374)	(867)
Additional paid-in capital	311,392	301,956
Accumulated deficit	(236,508)	(88,285)

Total The Dolan Company stockholders’ equity	74,542	212,835
Noncontrolling interest	(11,609)	(6,857)

Total stockholders’ equity	62,933	205,978

Total liabilities and stockholders’ equity	$308,559	$449,540

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Professional Services	$30,864	$23,473	$59,504	$49,518
Business Information	16,597	18,331	32,373	36,026

Total revenues	47,461	41,804	91,877	85,544

Operating expenses
Direct operating: Professional Services	14,107	10,339	27,401	22,331
Direct operating: Business Information	6,097	6,515	12,096	13,029
Selling, general and administrative	19,775	19,715	38,454	40,158
Amortization	2,773	3,274	5,796	6,561
Depreciation	1,623	1,457	3,272	2,998
Fair value and other adjustments on earnout liabilities and due to seller	—	(10,143)	(5,021)	(10,062)
Impairment of long-lived assets and goodwill	27,709	—	27,709	—

Total operating expenses	72,084	31,157	109,707	75,015
Equity in (loss) earnings of affiliates	(128)	599	(96)	1,024

Operating (loss) income	(24,751)	11,246	(17,926)	11,553

Non-operating income (expense)
Interest expense, net of interest income	(2,479)	(2,032)	(5,017)	(4,064)

(Loss) income from continuing operations before income taxes	(27,230)	9,214	(22,943)	7,489
Income tax expense	(49,619)	(3,806)	(51,502)	(3,102)

(Loss) income from continuing operations	(76,849)	5,408	(74,445)	4,387
Discontinued operations, net of tax	(67,583)	135	(76,937)	979

Net (loss) income	(144,432)	5,543	(151,382)	5,366
Less: Net loss (income) attributable to noncontrolling interests	4,048	(626)	3,779	(280)

Net (loss) income attributable to The Dolan Company	$(140,384)	$4,917	$(147,603)	$5,086

Income allocated to preferred shares	(373)	—	(620)	—

Net (loss) income allocable to common shares	$(140,757)	$4,917	$(148,223)	$5,086

Earnings (loss) per share – basic and diluted:
(Loss) income from continuing operations attributable to The Dolan Company	$(2.39)	$0.16	$(2.32)	$0.14
Discontinued operations attributable to The Dolan Company	(2.22)	—	(2.53)	0.03
Net (loss) income allocated to preferred shares	(0.01)	—	(0.02)	—

Net (loss) income attributable to The Dolan Company	(4.62)	0.16	(4.87)	0.17
Weighted average shares outstanding—basic	30,467	30,276	30,398	30,226

Weighted average shares outstanding—diluted	30,467	30,356	30,398	30,307

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income attributable to The Dolan Company	$(140,384)	$4,917	$(147,603)	$5,086
Other comprehensive income (loss):
Unrealized gain on interest rate swap	353	98	493	134

Comprehensive (loss) income attributable to The Dolan Company	$(140,031)	$5,015	$(147,110)	$5,220

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	The Dolan Company Stockholders’ Equity
						Retained
					Additional	Earnings	Other
	Common Stock		Preferred Stock		Paid-In	(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Interest	Total
Balance at December 31, 2011	30,576,597	$30	—	$—	$294,476	$13,471	$(1,285)	$—	$306,692

Net loss attributable to The Dolan Company	—	—	—	—	—	(101,756)	—	—	(101,756)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(6,857)	(6,857)
Change in noncontrolling interest in NDeX	—	—	—	—	791	—	—	—	791
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	418	—	418
Issuance of common stock pursuant to the exercise of stock options	13,500	—	—	—	30	—	—	—	30
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	365,224	1	—	—	3,727	—	—	—	3,728
Decrease in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	—	—	2,932	—	—	—	2,932

Balance at December 31, 2012	30,955,321	$31	—	$—	$301,956	$(88,285)	$(867)	$(6,857)	$205,978

Net loss attributable to The Dolan Company	—	—	—	—	—	(147,603)	—	—	(147,603)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(4,752)	(4,752)
Issuance of preferred stock, net of offering costs	—	—	700,000	1	14,966	—	—	—	14,967
Preferred stock dividend	—	—	—	—	—	(620)	—	—	(620)
Unrealized gain on interest rate swap	—	—	—	—	—	—	493	—	493
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	(77,799)	—	—	—	1,413	—	—	—	1,413
Increase in redeemable noncontrolling interest in DiscoverReady	—	—	—	—	(6,943)	—	—	—	(6,943)

Balance at June 30, 2013	30,877,522	$31	700,000	$1	$311,392	$(236,508)	$(374)	$(11,609)	$62,933

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(151,382)	$5,366
Loss (income) from discontinued operations	76,937	(979)

(Loss) income from continuing operations	(74,445)	4,387
Distributions received from The Detroit Legal News Publishing, LLC	1,295	1,463
Distributions paid to holders of noncontrolling interests	(252)	—
Non-cash operating activities:
Amortization	5,796	6,561
Depreciation	3,272	2,998
Impairment of long-lived assets and goodwill	27,709	—
Equity in loss (earnings) of affiliates	96	(1,024)
Share-based compensation expense	1,442	1,901
Deferred income taxes	50,853	3,713
Amortization of debt issuance costs	167	213
Non-cash fair value and other adjustment on earnouts and due to seller recorded in connection with acquisitions	(5,021)	(9,542)
Changes in operating assets and liabilities:
Accounts receivable and unbilled pass-through costs	14	7,682
Prepaid expenses and other current assets	10,218	1,269
Other assets	17	31
Accounts payable and accrued liabilities	(3,755)	(245)
Deferred revenue and other liabilities	(982)	(102)

Cash provided by operating activities—continuing operations	16,424	19,305
Cash (used in) provided by operating activities—discontinued operations	(5,997)	4,735

Net cash provided by operating activities	10,427	24,040

Cash flows from investing activities
Acquisitions and investments	—	(145)
Capital expenditures	(3,028)	(1,892)

Cash used in investing activities—continuing operations	(3,028)	(2,037)
Cash used in investing activities—discontinued operations	(167)	(756)

Net cash used in investing activities	(3,195)	(2,793)

Cash flows from financing activities
Net payments on senior revolving note	(1,400)	(2,200)
Payments on senior long-term debt	(22,300)	(2,500)
Payments on unsecured notes payable	—	(1,247)
Proceeds of preferred stock offering, net of offering costs	14,967	—
Net payments of deferred acquisition costs and earnouts	—	(14,400)
Payments of deferred financing costs	—	(313)
Payments of preferred stock dividend	(247)	—
Other	(94)	(183)

Net cash used in financing activities	(9,074)	(20,843)

Net change in cash and cash equivalents	(1,842)	404
Cash and cash equivalents at beginning of the period	3,509	752

Cash and cash equivalents at end of the period	$1,667	$1,156

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

In the second quarter of 2013, the Company committed to a plan of action to sell its NDeX Texas, Georgia, California and Nevada operations (“NDeX South”) within its Mortgage Default Processing Services segment. In the first quarter of 2013, the Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment, DataStream and LISA, and its NDeX Indiana operations within its Mortgage Default Processing Services segment. Accordingly, the Company has removed from its operating results for the three and six months ended June 30, 2013 and 2012, the results of these businesses and has presented them within discontinued operations. The assets and liabilities of these operations, which are expected to be sold, are presented as held for sale at June 30, 2013. See Note 2 for further information on businesses held for sale.

In 2012, the Company sold The Colorado Springs Business Journal, The Mississippi Business Journal, and its NDeX Florida operations. The Company classified the results of these operations as discontinued operations.

Liquidity: For the six months ended June 30, 2013, the Company incurred a before-tax loss of $99.8 million, primarily as a result of a before-tax $69.1 million impairment charge in discontinued operations related to certain long-lived assets, indefinite-lived assets, and goodwill and a $27.7 impairment charge in continuing operations related to certain long-lived assets and indefinite-lived assets. Cash provided by operating activities from continuing operations, including changes in working capital, was $16.4 million for the six months ended June 30, 2013.

The principal source of liquidity in the future will be cash flows from continuing operations. In order to operate profitably on a continuous basis in the future, the Company must increase revenue and eliminate costs to achieve and maintain positive operating margins. The Company is taking actions, including divestitures and workforce reductions, in seeking to achieve profitability and to meet the financial and non-financial obligations and covenants contained within the senior secured credit facility. The Company’s ability to generate sufficient cash flows in 2013 has been negatively impacted by the business challenges in its mortgage default foreclosure and public notice business. These challenges make it probable that the Company will be unable to comply with certain of its financial covenants in its senior secured credit facility as measured on the last day of the third quarter of 2013. The Company is currently in discussions with its lenders regarding resetting the financial covenants applicable to the third quarter and future periods. Any failure to comply with these covenants in the future may result in an event of default, which if not cured or waived, could result in the lenders accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the credit facility, or requiring prepayment of outstanding indebtedness under the credit facility. If the maturity of the indebtedness is accelerated, sufficient cash resources to satisfy the debt obligations may not be available and the Company may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all tangible and intangible assets of the Company. If the Company is unable to repay such indebtedness, the banks could foreclose on these assets. Any noncompliance with the bank covenants, or a determination by the Company to take steps to avoid the risk of noncompliance with the bank covenants, may cause the Company to seek additional funds through the equity markets, raise funds through debt instruments, curtail planned activities and operations, or seek additional divestitures. However, additional funding may not be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to existing shareholders may result.

Note 2. Assets Held for Sale and Discontinued Operations

In the second quarter of 2013, the Company committed to a plan of action to sell the NDeX South operations within its Mortgage Default Processing Services segment. In July 2013, the Company sold the NDeX South operations and terminated the related services agreements, as further discussed in Note 16. The operations and cash flows of NDeX South have been eliminated from ongoing operations as the Company will not have significant continuing involvement in the operations after the sale. At June 30, 2013, the Company classified the assets and liabilities of NDeX South as held for sale.

As part of the held for sale impairment test in the second quarter of 2013, the Company recorded a non-cash impairment charge of $58.4 million in discontinued operations consisting of $55.1 million in finite-lived intangible assets (specifically, the services agreement and customer list) reducing its carrying value of $59.6 million to $4.5 million, and an impairment of $3.3 million in indefinite-lived intangible assets, reducing the original carrying value of $4.2 million to $0.9 million.

In the first quarter of 2013, the Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment, DataStream and LISA, and the NDeX Indiana operations within its Mortgage Default Processing Services segment. The businesses’ operations and cash flows have been eliminated from ongoing operations as a result of the anticipated sales and the Company will not have significant continuing involvement in the operations after the sales. The Company classified the assets and liabilities of these operations as held for sale.

As part of the held for sale impairment test in the first quarter of 2013, the Company impaired $1.3 million in indefinite-lived assets, reducing the original carrying value of $1.7 million to $0.4 million. The Company allocated $2.2 million of the Business Information segment’s goodwill to the disposal group and impaired $0.6 million of the allocated goodwill. The Company measured the property and equipment and finite-lived assets of the disposal group at the lower of its carrying amount or fair value less cost to sell. This resulted in a $0.9 million and $7.9 million impairment on property and equipment and finite-lived assets, respectively. The Company recorded a total of $10.7 million in non-cash impairment charges in the quarter in discontinued operations.

The Company recorded a charge to bad debt for $1.2 million related to unbilled receivables due from its NDeX Indiana law firm customer in the second quarter in discontinued operations and has classified the unbilled receivables in held for sale as of June 30, 2013.

In 2012, the Company sold The Colorado Springs Business Journal, The Mississippi Business Journal, and its NDeX Florida operations. The Company classified the results of these operations as discontinued operations.

The assets and liabilities of these businesses and operations classified as held for sale as of June 30, 2013, are summarized as follows (in thousands):

June 30, 2013
Accounts receivable and other current assets	$26,821
Property and Equipment	2,436
Intangible Assets and Goodwill	10,059

Total assets held for sale	39,316

Liabilities held for sale	$15,650

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenue	$9,148	$22,714	$22,145	$46,520

Discontinued operations before income taxes	$(62,450)	$741	$(76,846)	$2,109
Income tax expense	(5,133)	(606)	(91)	(1,130)

Discontinued operations, net of tax	$(67,583)	$135	$(76,937)	$979

Note 3. Basic and Diluted Income Per Share

Basic per share amounts are computed, generally, by dividing net income attributable to The Dolan Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate earnings (loss) per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net income (loss) attributable to its common stockholders. At June 30, 2013, there were 700,000 shares of preferred stock issued and outstanding. There were no shares of preferred stock issued and outstanding as of December 31, 2012. Dividends on preferred stock increase the net loss allocable to common stockholders. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 14 for information on stock options and restricted stock) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net (loss) income attributable to The Dolan Company per share (in thousands except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income attributable to The Dolan Company	$(140,384)	$4,917	$(147,603)	$5,086
Income allocated to preferred shares	(373)	—	(620)	—

Net (loss) income attributable to The Dolan Company common stockholders	$(140,757)	$4,917	$(148,223)	$5,086

Basic:
Shares used in the computation of basic net income per common share	30,467	30,276	30,398	30,226

Net (loss) income attributable to The Dolan Company common stockholders per share — basic	$(4.62)	$0.16	$(4.87)	$0.17

Diluted:
Shares used in the computation of basic net income per share	30,467	30,276	30,398	30,226
Stock options and restricted stock	—	80	—	81

Shares used in the computation of dilutive net income per common share	30,467	30,356	30,398	30,307

Net (loss) income attributable to The Dolan Company common stockholders per share — diluted	$(4.62)	$0.16	$(4.87)	$0.17

For the three and six months ended June 30, 2013, options to purchase approximately 3.3 million and 3.1 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive. For both the three and six months ended June 30, 2012, options to purchase approximately 2.2 million weighted shares of common stock were excluded from the computation because their effect would have been anti-dilutive. For both the three and six months ended June 30, 2013, options to purchase approximately 0.1 million weighted shares of common stock were excluded from the computation because of the reported net loss.

Note 4. Business Combinations

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

Note 5. Derivative Instruments

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

At June 30, 2013, and December 31, 2012, the Company had $0.4 million and $0.9 million, respectively, in other accumulated comprehensive loss related to unrealized losses (net of tax) on the cash flow hedges. Unrealized gains and losses are reflected in net income (loss) when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

The cash flow hedges were highly effective for the six months ended June 30, 2013. The Company does not expect to reclassify any amounts from other comprehensive income to net income (loss) during 2013. The occurrence of these related cash flows and hedged transactions remains probable.

The Company had liabilities of $0.9 million and $1.4 million resulting from interest rate swaps at June 30, 2013, and December 31, 2012, respectively, which are included in other liabilities on the balance sheet. Total floating-rate borrowings not offset by the swap agreements at June 30, 2013, totaled $82.0 million.

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

Note 6. Fair Value of Financial Instruments

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

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of June 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$928	$—	$928
Redeemable noncontrolling interest in DiscoverReady	—	—	14,946	14,946

Total	$—	$928	$14,946	$15,874

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$1,421	$—	$1,421
Redeemable noncontrolling interest in DiscoverReady	—	—	7,283	7,283

Total	$—	$1,421	$7,283	$8,704

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2013 (in thousands):

Redeemable NCI in DiscoverReady
Balance at March 31, 2013	$9,839
Minority Partners’ Share of Earnings	314
Distributions to Minority Partners	(170)
Fair Value Adjustment Included in Additional Paid-in Capital	4,963

Balance at June 30, 2013	$14,946

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 (in thousands):

Redeemable NCI in DiscoverReady
Balance at December 31, 2012	$7,283
Minority Partners’ Share of Earnings	972
Distributions to Minority Partners	(252)
Fair Value Adjustment Included in Additional Paid-in Capital	6,943

Balance at June 30, 2013	$14,946

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

The following table summarizes the adjusted basis of non-financial assets measured at fair value on a non-recurring basis as of June 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Long-lived assets, indefinite lived assets, and goodwill held for sale (a)	$—	$—	$12,495	$12,495
Long-lived assets held and used (b)	—	—	1,364	1,364

	$—	$—	$13,859	$13,859

The following table summarizes the adjusted basis on non-financial assets measured at fair value on a non-recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Long-lived assets held and used (c)	$—	$—	$1,120	$1,120

(a)	In the second quarter of 2013, the Company recorded held for sale impairment charges of $58.4 million, of which $55.1 million was finite-lived intangible assets and $3.3 million was indefinite-lived intangible assets related to its NDeX South business, reducing the original carrying value of these assets from $63.8 million to $5.4 million. See Note 2 for additional discussion of these impairments recorded within discontinued operations.

In the first quarter of 2013, the Company recorded held for sale impairment charges of $10.7 million, of which $0.9 million was property and equipment, $7.9 million was finite-lived intangible assets, $1.3 million was indefinite-lived intangible assets, and $0.6 million was goodwill, related to two of its stand-alone businesses within the Business Information segment, reducing the original carrying value of these assets from $15.7 million to $5.0 million. See Note 2 for additional discussion of these impairments recorded within discontinued operations.

(b)	The Company recorded an impairment charge of $27.7 million, during the second quarter of 2013, of which $1.8 million was property and equipment, $23.6 million was finite-lived intangible assets, and $2.3 million was indefinite-lived intangible assets in its Mortgage Default Processing Services segment. This impairment reduced the original carrying value of these assets from $29.1 million to $1.4 million.

(c)	The Company recorded an impairment charge of $19.9 million, of which $0.3 million was property and equipment and $19.6 million was finite-lived intangible assets, in 2012 related to certain long-lived assets held and used in its Mortgage Default Processing Services segment. This impairment reduced the original carrying value of these assets from $21.0 million to $1.1 million.

Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of its debt, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At June 30, 2013, the fair value of variable-rate debt under the Company’s senior credit facility was $136.3 million.

Note 7. Investments

Investments consisted of the following at June 30, 2013, and December 31, 2012 (in thousands):

	Accounting Method	Percent Ownership	June 30, 2013	December 31, 2012
The Detroit Legal News Publishing, LLC	Equity	35.0%	$8,145	$9,535
Other	Cost	13.0%	534	534

Total			$8,679	$10,069

For the three and six months ended June 30, 2013, and 2012, the equity (loss) in earnings of affiliates is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
The Detroit Legal News Publishing, LLC	$(128)	$609	$(96)	$1,051
Other	—	(10)	—	(27)

Total	$(128)	$599	$(96)	$1,024

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

The following tables summarize certain key information relating to the Company’s investment in DLNP as of June 30, 2013, and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012 (in thousands):

	As of June 30, 2013	As of December 31, 2012
Carrying value of investment	$8,145	$9,535
Underlying finite-lived customer list, net of amortization	3,644	4,398

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Equity in (losses) earnings of DLNP, net of amortization of customer list	$(128)	$609	$(96)	$1,051
Distributions received	595	763	1,295	1,463
Amortization expense	377	377	754	754

Note 8. Long-lived Assets and Goodwill

In the second quarter of 2013, the Company committed to a plan of action to sell its NDeX South operations in its Mortgage Default Processing Services segment. As discussed in Note 2, certain indefinite-lived assets were tested for impairment and reported as held for sale at June 30, 2013. In the first quarter of 2013, the Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment, DataStream and LISA, and the NDeX Indiana operations within its Mortgage Default Processing Services segment. As part of the held for sale impairment test, the Company allocated a portion of the Business Information segment’s goodwill to the disposal group of $2.2 million. As discussed in Note 2, the allocated goodwill and certain indefinite-lived intangible assets were tested for impairment and are reported as held for sale. The Company performed an interim test on the goodwill of the retained businesses in the Business Information segment, resulting in no impairment.

Due to the continued depressed operating results in the Mortgage Default Processing Services segment, the Company performed impairment tests on NDeX’s asset groups’ long-lived assets in the second quarter of 2013. The operations in each state were determined to be separate asset groups. Recoverability of NDeX’s long-lived assets was evaluated and this process indicated that the carrying values of certain of the asset groups were not recoverable, as the expected undiscounted future cash flows to be generated by them were less than their carrying values. The related impairment loss was measured based on the amount by which the asset group carrying value exceeded its fair value. Asset groups’ fair values were determined using a combination of discounted cash flows and market approach.

As a result of the impairment test, the Company recorded a total of $27.7 million in non-cash impairment charges in the second quarter to reduce the carrying value of these assets, of which $1.8 million was property and equipment, $23.6 million was finite-lived intangible assets (specifically long-term service contracts) and $2.3 million was indefinite-lived intangible assets. These impairment charges are exclusive of the impairment charges recorded in the NDeX South operations in discontinued operations (discussed in Note 2).

Goodwill: The Company reviews goodwill for impairment annually in the fourth quarter or whenever an indicator is identified which suggests an impairment may be present. As discussed above, in the first quarter of 2013, the Company allocated $2.2 million of its goodwill in its Business Information Segment to the disposal group as shown in the table below and impaired $0.6 million of the allocated goodwill.

The following table represents the balances of goodwill (in thousands):

	Mortgage Default Processing Services	Litigation Support Services	Business Information	Total
Goodwill as of December 31, 2011	$131,710	$80,272	$62,843	$274,825
Impairment	(131,710)	—	—	(131,710)

Goodwill as of December 31, 2012	—	80,272	62,843	143,115
Allocated to disposal group	—	—	(2,244)	(2,244)

Goodwill as of June 30, 2013	$—	$80,272	$60,599	$140,871

Indefinite-Lived Intangible Assets: Indefinite-lived intangible assets consist of trademarks and domain names that the Company has determined have an indefinite life and therefore will not be amortized. The Company reviews indefinite-lived intangible assets for impairment annually in the fourth quarter or whenever an indicator is identified which suggests an impairment may be present. As discussed in Note 2, during the quarter ended June 30, 2013, the Company recorded an impairment charge of $3.3 million on indefinite-lived intangible assets in the NDeX South disposal group in the Mortgage Default Processing Services segment, reducing the carrying value of $4.2 million to $0.9 million and an impairment charge of $2.3 million on indefinite-lived intangible assets in the Mortgage Default Processing Services segment continuing operations, reducing the carrying value of $2.3 million to zero. As discussed in Note 2, during the quarter ended March 31, 2013, the Company recorded an impairment charge of $1.3 million on indefinite-lived intangible assets in a certain disposal group in the Business Information segment, reducing the carrying value of $1.7 million to $0.4 million. All remaining indefinite-lived intangible assets of $1.3 million are reported as held for sale as of June 30, 2013.

As of December 31, 2012, there was $8.2 million in indefinite-lived intangible assets, of which $6.5 million was in the Mortgage Default Processing Services segment and $1.7 million was in the Business Information segment.

Finite-Lived Intangible Assets: As discussed in Note 2, the Company recorded an impairment charge of $55.1 on finite-lived intangible assets in the NDeX South disposal group in the Mortgage Default Processing Services segment, reducing the carrying value of $59.6 million to $4.5 million, and an impairment charge of $23.6 million on finite-lived intangible assets in the Mortgage Default Processing Services segment continuing operations, reducing the carrying value of $24.9 million to $1.3 million. The following table summarizes the components of finite-lived intangible assets as of June 30, 2013 and December 31, 2012 (in thousands except amortization periods):

		As of June 30, 2013			As of December 31, 2012
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Mastheads	30	$11,045	$(3,385)	$7,660	$11,045	$(3,202)	$7,843
Customer lists/relationships	2-15	83,553	(38,163)	45,390	126,001	(46,586)	79,415
Noncompete agreements	4-5	2,104	(1,991)	113	5,302	(4,793)	509
Long-term service contracts	6-12	1,963	(98)	1,865	91,841	(27,758)	64,083
Trademark/domain names	10	1,635	(599)	1,036	1,651	(521)	1,130
Trade names	15	6,969	(2,280)	4,689	6,969	(1,865)	5,104
Technology	5-20	—	—	—	4,875	(747)	4,128

Total finite-lived intangibles		$107,269	$(46,516)	$60,753	$247,684	$(85,472)	$162,212

Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2013 and 2012, was approximately $2.8 million and $3.3 million, respectively, and for the six months ended June 30, 2013, and 2012, was approximately $5.8 million and $6.6 million, respectively.

Note 9. Long-Term Debt, Capital Lease Obligation

A summary of long-term debt is as follows (in thousands):

	June 30,	December 31,
	2013	2012
Senior secured debt (see below):
Senior variable-rate term note	$115,200	$137,500
Senior variable-rate revolving note	26,800	28,200

Total senior secured debt	142,000	165,700
Capital lease obligations	250	343

	142,250	166,043
Less current portion	15,105	15,162

Long-term debt, less current portion	$127,145	$150,881

Senior Secured Debt: The Company and its consolidated subsidiaries had a credit agreement with a syndicate of banks for a $215.0 million senior secured credit facility comprised of a term loan facility with an outstanding balance of $115.2 million at June 30, 2013, due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $65.0 million (of which $26.8 million was drawn at June 30, 2013), with a final maturity date of December 6, 2015. On January 22, 2013, the Company entered into a fourth amendment to the Credit Agreement, which, among other changes, permitted the payment of distributions on preferred stock of the Company, required that a portion of the proceeds from the issuance of preferred stock be used to pay down the loans under the Credit Agreement and made certain other adjustments to the covenants and restrictions applicable to us. On July 8, 2013, the Company entered into a fifth amendment to the Credit Agreement, the terms of which are described in Note 16 below. The Company paid fees of approximately $0.2 million in connection with the fifth amendment.

Note 10. Common and Preferred Stock

In January 2013, the Company sold 700,000 shares (the “Shares”) of newly designated 8.5% Series B Cumulative Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Shares were offered to the public at a price of $23.00 per share and have a $25.00 per share liquidation preference. Proceeds of $15.0 million, net of underwriting commission of $0.9 million and offering expenses of $0.2 million were used to pay existing debt under the senior credit facility. The Series B Preferred Stock is redeemable at the Company’s option beginning on January 31, 2018, or upon a change in control, has no maturity date, and contains certain conversion rights to common stock in the event of a change in control. The Company paid a $0.2 million preferred stock dividend in the second quarter of 2013 and declared a $0.4 million preferred stock dividend payable to holders of record as of June 30, 2013, to be paid in the third quarter of 2013.

Note 11. Income Taxes

For the six months ended June 30, 2013, the Company recorded an income tax expense of $51.5 million, or 224.5% of income from continuing operations before income taxes. This amount includes discrete tax expense of $48.9 million due primarily to the Company’s recording of a full valuation allowance against all of its US federal and state deferred tax assets at June 30, 2013.

The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessments, more weight was to be given to evidence that can be objectively verified. The Company’s current or previous losses were given more weight than its future outlook. Under this approach, the recent cumulative losses and the loss recorded this quarter became a piece of significant negative evidence. This factor impaired the Company’s ability to rely on future taxable income projections in determining whether a valuation allowance is appropriate. Future sources of taxable income considered in determining the amount of recorded valuation allowance included:

•	Taxable income in prior carryback years, if carryback is permitted under the tax law;

•	Future reversals of existing taxable temporary differences, excluding those related to indefinite-lived intangible assets;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carryforwards.

Based on the evaluation of these factors, in the second quarter ended June 30, 2013, the Company determined that a full valuation allowance was appropriate. In future periods, the Company will continue to assess the likelihood that its deferred taxes will be realizable, and its valuation allowance adjusted accordingly, which could materially impact its financial position and results of operations.

For the six months ended June 30, 2013, the Company’s tax rate varied from the statutory federal rate of 35% due primarily to the recording of the valuation discussed above. In addition, the pre discrete tax expense recorded for the six months ended June 30, 2013 reflects, among other items, an effective tax rate that considers the statutory rates and approximately $4.6 million of expense for an increase in valuation allowance in connection with the tax amortization of the company’s indefinite-lived intangible assets that is not available to offset existing deferred tax assets; this expense was offset by $2.5 million of tax benefit related to the portion of the current year loss which can be carried back to 2011.

For the six months ended June 30, 2012, the Company recorded income tax expense of $3.1 million, or 41.4% of income from continuing operations before income taxes. The Company’s tax rate for 2012 differed from the federal statutory rate of 35% due to state income tax expense, the impact of noncontrolling interests and discrete items recorded during the period associated with stock-based compensation.

Note 12. Major Customers and Related Parties

The Company has one mortgage default process services customer, Trott & Trott, which accounted for 10.6% of the Company’s total revenues for the six months ended June 30, 2013. The Company has one litigation support services customer, a large financial services company, which accounted for 30.5% and 27.5% of the Company’s total revenues for the three and six months ended June 30, 2013, respectively.

NDeX has entered into a long-term services agreement with its law firm customer, Trott & Trott, that provides for the exclusive referral of mortgage default and other files for processing. This services agreement also contemplates the review and possible revision of the fees, on an annual basis, for the services NDeX provides.

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

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Professional Services
	Mortgage Default Processing	Litigation Support	Business Information	Corporate	Total
Three Months Ended June 30, 2013
Revenues	$4,934	$25,930	$16,597	$—	$47,461
Direct operating expenses	(2,742)	(11,365)	(6,097)	—	(20,204)
Selling, general and administrative expenses	(2,878)	(7,117)	(7,412)	(2,368)	(19,775)
Amortization and depreciation	(754)	(2,279)	(1,041)	(322)	(4,396)
Impairment of long-lived assets and goodwill	(27,709)	—	—	—	(27,709)
Equity in loss of affiliates		—	(128)	—	(128)

Operating income (loss)	$(29,149)	$5,169	$1,919	$(2,690)	$(24,751)

Three Months Ended June 30, 2012
Revenues	$7,261	$16,212	$18,331	$—	$41,804
Direct operating expenses	(3,587)	(6,752)	(6,515)	—	(16,854)
Selling, general and administrative expenses	(3,204)	(7,003)	(7,887)	(1,621)	(19,715)
Amortization and depreciation	(1,328)	(2,182)	(1,071)	(150)	(4,731)
Fair value and other adjustments on earnout liabilities	—	10,143	—	—	10,143
Equity in earnings of affiliates	—	—	599	—	599

Operating income (loss)	$(858)	$10,418	$3,457	$(1,771)	$11,246

	Professional Services
	Mortgage Default Processing	Litigation Support	Business Information	Corporate	Total
Six Months Ended June 30, 2013
Revenues	$10,671	$48,833	$32,373	$—	$91,877
Direct operating expenses	(5,987)	(21,414)	(12,096)	—	(39,497)
Selling, general and administrative expenses	(5,896)	(13,835)	(14,886)	(3,837)	(38,454)
Amortization and depreciation	(1,843)	(4,493)	(2,092)	(640)	(9,068)
Fair value and other adjustments on earnout liabilities	—	5,021	—	—	5,021
Impairment of long-lived assets and goodwill	(27,709)	—	—	—	(27,709)
Equity in loss of affiliates	—	—	(96)	—	(96)

Operating income (loss)	$(30,764)	$14,112	$3,203	$(4,477)	$(17,926)

Six Months Ended June 30, 2012
Revenues	$14,903	$34,615	$36,026	$—	$85,544
Direct operating expenses	(7,305)	(15,026)	(13,029)	—	(35,360)
Selling, general and administrative expenses	(6,411)	(14,630)	(15,658)	(3,459)	(40,158)
Amortization and depreciation	(2,739)	(4,346)	(2,155)	(319)	(9,559)
Fair value and other adjustments on earnout liabilities	—	10,062	—	—	10,062
Equity in earnings of affiliates	—	—	1,024	—	1,024

Operating income (loss)	$(1,552)	$10,675	$6,208	$(3,778)	$11,553

Note 14. Share-Based Compensation

The Company has reserved 4.8 million shares of its common stock for issuance under its incentive compensation plan, of which there were 0.4 million shares available for issuance as of June 30, 2013. Total share-based compensation expense related to stock options and restricted stock for the three months ended June 30, 2013 and 2012, was $0.7 million and $1.1 million, respectively and for the six months ended June 30, 2013 and 2012, was was $1.4 million and $1.9 million, respectively

Stock Options: Share-based compensation expense related to stock options for the three months ended June 30, 2013 and 2012, was $0.3 million and $0.5 million, respectively and for the six months ended June 30, 2013 and 2012, was $0.7 million and $1.0 million, respectively

The following assumptions were used to estimate the fair value of stock options granted in 2013:

Dividend Yield	0.0%
Expected volatility	50.0%
Risk free interest rate	0.70 - 0.90%
Expected term of options	4.25 - 4.5 years
Weighted average grant date fair value	$0.65 - 0.77

The following table represents stock option activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding options at December 31, 2012	2,547,195	$12.18	3.59
Granted	1,191,000	1.79	—
Canceled or forfeited	(317,462)	12.63	—

Outstanding options at June 30, 2013	3,420,733	$8.52	4.31

Options exercisable at June 30, 2013	1,817,677	$12.72	2.47

At June 30, 2013, the aggregate intrinsic value of options outstanding and options exercisable were both zero. At June 30, 2013, there was $2.3 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Grants: Share-based compensation expense related to grants of restricted stock was $0.4 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and was $0.7 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively.

The following table represents a summary of nonvested restricted stock activity for the six months ended June 30, 2013:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested, December 31, 2012	626,943	$8.14
Vested	(208,580)	8.51
Canceled or forfeited	(76,747)	9.03

Nonvested, June 30, 2013	341,616	$7.71

Total unrecognized compensation expense for unvested restricted shares of common stock as of June 30, 2013, was $2.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

Note 16. Subsequent Events

On July 8, 2013, the Company entered into a fifth amendment to its Third Amended and Restated Credit Agreement, dated as of December 6, 2010. Among other changes, this fifth amendment permits the Company to engage in certain divestiture transactions, requires that a portion of the cash proceeds from such transactions be used to pay down outstanding loans under the Credit Agreement, reduces the aggregate amount available in the revolving credit facility to $40 million, sets the applicable margin for the loans and the commitment fee at the highest level of the current pricing grid, and makes certain other adjustments to the covenants and restrictions applicable to the Company. The Company paid fees of approximately $0.2 million in connection with the fifth amendment.

On July 8, 2013, the Company entered into a Purchase and Settlement Agreement with its NDeX South law firm customers, Barrett Daffin Frappier Turner & Engel, LLP; Barrett Daffin Frappier Levine & Block, LLP; and Barrett Daffin Frappier Treder & Weiss, LLP (together “Barrett”), to sell the assets of the NDeX South business and terminate the services agreements between American Processing Company, LLC, the Company’s majority-owned subsidiary, and Barrett. The Company has ceased providing mortgage default outsourcing services in connection with residential mortgage defaults in Texas, Georgia, California and Nevada. The Company will not have significant continuing involvement after July 8, 2013. See Note 2 for additional information on impairment charges recorded as a result of the sale.

On July 24, 2013, the Company entered into a Purchase and Settlement Agreement that, among other things, provides for the sale of certain assets related to the services previously provided to the Company’s Indiana law firm customer. The Purchase and Settlement Agreement also terminated the services agreement between American Processing Company, LLC, and Feiwell & Hannoy Professional Corporation (“Feiwell & Hannoy”). Under the services agreement, Feiwell & Hannoy exclusively referred its residential mortgage default files to NDeX for services, and NDeX provided the services for a fixed fee. The Company has ceased providing mortgage default outsourcing services in connection with residential mortgage defaults in Indiana. The Company will not have significant continuing involvement after July 24, 2013. See Note 2 for additional information on impairment charges recorded as a result of the sale.

The divestitures of the NDeX South and NDeX Indiana units provided total consideration to the Company of $17.5 million, with a total of $3.5 million cash paid to the Company on the respective closing dates, two promissory notes totaling $11.0 million with payment terms between three to five years, and the remaining amount as an assumption by the buyer of agreed liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recommend that you read the following discussion and analysis in conjunction with our unaudited condensed consolidated interim financial statements and the related notes included in this report.

In this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to The Dolan Company and its consolidated subsidiaries. When we refer to “National Default Exchange” or “NDeX” in this report, we mean all of our mortgage default processing operations in Michigan and Minnesota. When we refer to “NDeX South” in this report, it means the entities that constitute the mortgage default processing operations serving the Texas, California, Georgia and Nevada markets that NDeX acquired on September 2, 2008, which are included in discontinued operations. The term “Barrett law firm” refers to Barrett Daffin Frappier Turner & Engel, LLP and its two law firm affiliates.

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

•	Our ability to retain key customers and develop new customer relationships in our litigation support services segment and our mortgage default processing business;

•	The adverse resolution of a future lawsuit or claim against us;

•	The failure or disruption of our proprietary case management software systems, our document hosting, processing, conversion and review systems, or our website and online networks;

•	Our ability to accurately value, successfully complete and successfully integrate acquisitions;

•	Our ability to successfully complete the divestitures of our current NDeX business on acceptable terms and transition that business to a technology model;

•	Key personnel of our NDeX subsidiary also have been principal attorneys of our law firm customers and may at times have had interests that differed from or conflicted with our interests;

•	The volatility of our common stock; and

•	The effect of changes in the economies and demographics of the markets that we serve.

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

Overview

We are a leading provider of professional services and business information to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating divisions: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two reporting segments: mortgage default processing services and litigation support services. Through our subsidiary, NDeX, we provide mortgage default processing services to two law firm customers located in Michigan and Minnesota. In addition, we provide mortgage default processing services to four law firm customers located in California, Indiana, and Texas reported in discontinued operations. Our subsidiaries DiscoverReady and Counsel Press compose our litigation support services reporting segment. DiscoverReady provides outsourced discovery management and document review services to major United States companies and their counsel. Counsel Press provides appellate services to law firms and attorneys nationwide. Our Business Information Division produces legal publications, business journals, court and commercial media, other highly focused online information products and services, and operates web sites and produces events for targeted professional audiences in 19 geographic markets across the United States. Our information is delivered through a variety of methods, including approximately 60 print publications and 80 web sites.

Our total revenues increased $5.7 million, or 13.5%, from $41.8 million for the three months ended June 30, 2012, to $47.5 million for the three months ended June 30, 2013, primarily as a result of a $9.7 million increase in our litigation support services revenues offset by a $2.3 million decrease in our mortgage default processing services revenues and a $1.7 million decrease in our business information revenues. The increase in litigation support services revenues was driven by an increase in review work and technology services from existing customers. The decrease in mortgage default processing services revenues was driven primarily by a decrease in the number of new foreclosure files received for processing. The decrease in business information revenues was driven primarily by a decrease in public notice revenue related to foreclosures. Income from continuing operations decreased from $5.4 million for the three months ended June 30, 2012, to a $76.8 million deficit for the current quarter. This decrease was primarily the result of non-cash impairment charges to assets in the mortgage default segment and income tax expense related to establishing a deferred tax valuation allowance, as discussed below. Total revenues from discontinued operations decreased from $22.7 million for the three months ended June 30, 2012, to $9.1 million for three months ended June 30, 2013, as a result of the sale of our NDeX Florida operations in the second half of 2012 and decreased volumes in our NDeX South operations.

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

Discontinued Operations / Assets Held for Sale

In the second quarter of 2013, we committed to a plan of action to sell the NDeX South operations within our Mortgage Default Processing Services segment. As a result, we recorded a total of $58.4 million in non-cash impairment charges in the quarter to reduce the carrying value of these assets, of which $55.1 million was finite-lived intangible assets and $3.3 million indefinite-lived intangible assets. The operations and cash flows of NDeX South have been eliminated from ongoing operations as we will not have significant continuing involvement in the operations after the sale. At June 30, 2013, we classified the assets and liabilities of NDeX South as held for sale.

In the first quarter of 2013, we committed to a plan of action to sell two of our stand-alone businesses within the Business Information segment, DataStream and LISA, and the NDeX Indiana operations within our Mortgage Default Processing Services segments. As a result, we recorded a total of $10.7 million in non-cash impairment charges in the quarter to reduce the carrying value of these assets, of which $0.9 million was property and equipment, $7.9 million was finite-lived intangible assets, $1.3 million indefinite-lived intangible assets and $0.6 million was goodwill. The businesses’ operations and cash flows were eliminated from ongoing operations as a result of the anticipated sales and we will not have significant continuing involvement in the operations after the sales. At June 30, 2013, we classified the assets and liabilities of these operations as held for sale.

In 2012, we sold The Colorado Springs Business Journal, The Mississippi Business Journal, and our NDeX Florida operations. We have classified the results of these operations through the respective sale dates (net of tax benefit) as discontinued operations.

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

Revenues

We derive revenues from two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the three and six months ended June 30, 2013, our total revenues were $47.5 million and $91.9 million, respectively, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:

•

65.0% and 64.8%, respectively, from our Professional Services Division (10.4% and 11.6%, respectively, from mortgage default processing services and 54.6% and 53.2%, respectively, from litigation support services); and

•	35.0% and 35.2%, respectively, from our Business Information Division.

Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing, outsourced discovery management and document review, and appellate services through fee-based arrangements. We further break down our Professional Services Division into two reportable segments, mortgage default processing services and litigation support services.

Mortgage Default Processing Services. Through NDeX, we assist two law firms in processing foreclosure, bankruptcy, eviction and, to a lesser extent, other mortgage default case files for residential mortgages that are in default. We refer to revenues that NDeX derives as “mortgage default processing service revenues.”

For the three and six months ended June 30, 2013, we received for processing approximately 10,400 and 23,000 mortgage default case files, respectively. Our mortgage default processing service revenues accounted for 10.4% of our total revenues and 16.0% of our Professional Services Division revenues for the three months ended June 30, 2013, and 11.6% of our total revenue and 17.9% of our Professional Services Division revenues for the six months ended June 30, 2013. For the six months ended June 30, 2013, the Trott & Trott law firm accounted for over 90% of our mortgage default processing services revenues, and accounted for 10.6% of total revenues. We recognize mortgage default processing service revenues on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make estimates. For more information regarding how we recognize revenue, please see “Critical Accounting Policies and Estimates – Revenue Recognition” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013.

NDeX’s revenues are primarily driven by the number of residential mortgage default files referred in each of the states in which we do business, as well as the type of files we process (e.g., foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. Although the services agreements with our law firm customers contemplate the review and possible revision of the fees for the services we provide, price increases have not historically affected our mortgage default processing revenues materially. Our services agreements typically adjust the fee paid to us for the files we process on an annual basis pursuant to an agreed-upon consumer price index. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013, for more information about the fixed fee per file we charge our law firm customers.

Deferred revenue includes mortgage default processing services billed in advance that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At June 30, 2013, we had such deferred revenue on our balance sheet in the amount of $2.9 million.

Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the three and six months ended June 30, 2013, our litigation support services revenues accounted for 54.6% and 53.2%, respectively, of our total revenues and 84.0% and 82.1%, respectively, of our Professional Services Division revenues.

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

We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court. In most cases, DiscoverReady bills its customers each month for the services provided. DiscoverReady’s services consist of multiple element deliverables, and as such, revenue is assigned to each deliverable service and recognized as those services are performed. In situations where we bill our customers in advance of services performed, revenue is deferred until the month it is earned. At June 30, 2013, we recorded an aggregate $0.2 million as deferred revenues related to litigation support services on our balance sheet. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critcal Accounting Policies and Estimates – Revenue Recognition in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013, for more information about how we recognize revenue on DiscoverReady’s multiple element arrangements.

Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 11.0% of our total revenues and 31.6% of our Business Information Division revenues for the three months ended June 30, 2013. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.

We publish many different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other business entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 15.2% and 15.4% of our total revenues for the three and six months ended June 30, 2013, respectively, and 43.6% and 43.7% of our Business Information Division revenues for the three and six months ended June 30, 2013, respectively. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which can be affected by the number of residential mortgage foreclosures in the markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In some of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

Our subscription revenues accounted for 6.6% and 6.7% of our total revenues for the three and six months ended June 30, 2013, respectively, and 18.9% of our Business Information Division revenues for both the three and six months ended June 30, 2013. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At June 30, 2013, we had such deferred revenue on our balance sheet in the amount of $7.5 million. Subscription revenues are driven primarily by the number of copies sold and the subscription rates charged to customers.

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

Equity in Earnings of Affiliates

We own 35% of the membership interests in DLNP, the publisher of The Detroit Legal News, and 10 other publications. We account for our investment in DLNP using the equity method. For both the three and six months ended June 30, 2013, our share of DLNP’s loss was $0.1 million. This was net of amortization of $0.4 million and $0.8 million for the three and six months ended June 30, 2013, respectively. NDeX handles all public notices required to be published in connection with files it services for Trott & Trott pursuant to our services agreement with Trott & Trott and places a significant amount of these notices in The Detroit Legal News. Trott & Trott pays DLNP for these public notices. See “Liquidity and Capital Resources — Cash Flows Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.

Noncontrolling Interest

Noncontrolling interest (“NCI”) at June 30, 2013, consisted of a 6.2% redeemable interest in NDeX held by the sellers of NDeX South or their transferees (as a group), a 9.9% redeemable interest in DiscoverReady held by DR Holdco LLC (DR Holdco) and a 17.9% interest in Legislative Services of America (LISA) held by Telran, Inc.

Under the terms of the NDeX operating agreement, each month we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. No such distributions were paid during the three or six months ended at June 30, 2013 or 2012.

There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly distributions to pay tax liabilities to DR Holdco, the minority member of DiscoverReady. During the three and six months ended June 30, 2013, we made distributions of $0.2 million and $0.3 million, respectively to DR Holdco.

Under the terms of the limited liability company agreement, for a period of 90 days following November 2, 2013, DR Holdco has the right to require DiscoverReady to purchase DR Holdco’s remaining equity interest in DiscoverReady. In addition, DiscoverReady also has the right to require DR Holdco to sell its entire equity interest in DiscoverReady. In each case, if either party timely exercises its right, we would pay DR Holdco an amount based on the fair market value of the equity interest. DiscoverReady may engage an independent third-party valuation firm to assist it in determining the fair market value of the equity interest being repurchased by DiscoverReady or sold to us if any of the above-described rights are exercised. The purchase price for any equity interests repurchased or sold pursuant to these rights, if exercised, will be paid in cash to the extent allowed by the terms of our then-existing credit agreement, or pursuant to a three-year unsecured promissory note bearing interest at a rate equal to prime plus 1%.

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

RESULTS OF OPERATIONS

The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended June 30,
		% of		% of
	2013	Revenues	2012	Revenues
Revenues:
Professional Services	$30,864	65.0%	$23,473	56.2%
Business Information	16,597	35.0%	18,331	43.8%

Total revenues	47,461	100.0%	41,804	100.0%

Operating expenses:
Professional Services	27,135	57.2%	24,056	57.5%
Business Information	14,550	30.7%	15,473	37.0%
Unallocated corporate operating expenses	2,690	5.7%	1,771	4.2%
Fair value and other adjustments on earnout liabilities and due to seller	—	—	(10,143)	(24.3)%
Impairment of long-lived assets	27,709	58.4%	—	—%

Total operating expenses	72,084	151.9%	31,157	74.5%
Equity in earnings of affiliates	(128)	(0.3)%	599	1.4%

Operating (loss) income	(24,751)	(52.2)%	11,246	26.9%
Interest expense, net	(2,479)	(5.2)%	(2,032)	(4.9)%

(Loss) income from continuing operations before income taxes	(27,230)	(57.4)%	9,214	22.0%
Income tax expense	(49,619)	(104.5)%	(3,806)	(9.1)%

(Loss) income from continuing operations	(76,849)	(161.9)%	5,408	12.9%
Discontinued operations, net of tax benefit	(67,583)	(142.4)%	135	0.3%

Net (loss) income	(144,432)	(304.3)%	5,543	13.3%
Less: Net loss (income) attributable to redeemable noncontrolling interests	4,048	8.5%	(626)	(1.5)%

Net (loss) income attributable to The Dolan Company	(140,384)	(295.8)%	4,917	11.8%

Income allocated to preferred shares	(373)	(0.8)%	—	—%

Net (loss) income allocable to common shares	$(140,757)	(296.6)%	$4,917	11.8%

Income per common share from continuing operations attributable to
The Dolan Company:
Basic and diluted	$(4.62)		$0.16
Weighted average common shares outstanding:
Basic	30,467		30,276
Diluted	30,467		30,356

	Six Months Ended June 30,
		% of		% of
	2013	Revenues	2012	Revenues
Revenues:
Professional Services	$59,504	64.8%	$49,518	57.9%
Business Information	32,373	35.2%	36,026	42.1%

Total revenues	91,877	100.0%	85,544	100.0%

Operating expenses:
Professional Services	53,468	58.2%	50,457	59.0%
Business Information	29,074	31.6%	30,842	36.1%
Unallocated corporate operating expenses	4,477	4.9%	3,778	4.4%
Fair value and other adjustments on earnout liabilities	(5,021)	(5.5)%	(10,062)	(11.8)%
Impairment of long-lived assets and goodwill	27,709	30.2%	—	—

Total operating expenses	109,707	119.4%	75,015	87.7%
Equity in (loss) earnings of affiliates	(96)	(0.1)%	1,024	1.2%

Operating (loss) income	(17,926)	(19.5)%	11,553	13.5%
Interest expense, net	(5,017)	(5.5)%	(4,064)	(4.8)%

(Loss) income from continuing operations before income taxes	(22,943)	(25.0)%	7,489	8.8%
Income tax expense	(51,502)	(56.1)%	(3,102)	(3.6)%

(Loss) income from continuing operations	(74,445)	(81.0)%	4,387	5.1%
Discontinued operations, net of tax benefit	(76,937)	(83.7)%	979	1.1%

Net (loss) income	(151,382)	(164.8)%	5,366	6.3%
Less: Net loss (income) attributable to redeemable noncontrolling interests	3,779	4.1%	(280)	(0.3)%

Net (loss) income attributable to The Dolan Company	$(147,603)	(160.7)%	$5,086	5.9%

Income allocated to preferred shares	(620)	(0.7)%	—	—%

Net (loss) income allocable to common shares	(148,223)	(161.3)%	5,086	5.9%

(Loss) income from continuing operations attributable to The Dolan Company per share:
Basic and Diluted	$(4.87)		$0.17
Weighted average shares outstanding:
Basic	30,398		30,226
Diluted	30,398		30,307

Three Months Ended June 30, 2013

Compared to Three Months Ended June 30, 2012

Revenues

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Total revenues	$47.5	$41.8	$5.7	13.5%

Our total revenues increased primarily as a result of an increase in litigation support services revenues partially offset by a decrease in our mortgage default processing services revenues and a decrease in our business information revenues. The increase in litigation support services was driven by an increase in review work and technology services from existing customers while the decrease in mortgage default processing services revenues was driven largely by a decrease in the number of new foreclosure files received for processing. Our business information revenues decreased primarily due to a decrease in public notice revenues related to foreclosures. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 65.0% and 56.2% of our total revenues from our Professional Services Division and 35.0% and 43.8% of our total revenues from our Business Information Division for the three months ended June 30, 2013 and 2012, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 10.4% and 17.4% of our total revenues for the three months ended June 30, 2013 and 2012, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 54.6% and 38.8% of our total revenues for the three months ended June 30, 2013 and 2012, respectively. We continue to expect litigation support services to be a larger percentage of total revenues as a result of continued growth in the DiscoverReady business and decline in mortgage default processing services.

Operating Expenses

	Three Months Ended
	June 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$72.1	$31.2	$40.9	131.4%
Direct operating expenses	20.2	16.9	3.4	19.9%
Selling, general and administrative expenses	19.8	19.7	0.1	0.3%
Amortization expense	2.8	3.3	(0.5)	(15.3)%
Depreciation expense	1.6	1.5	0.2	11.4%
Fair value and other adjustments on earnout liabilities and due to seller	—	(10.1)	10.1	Not Meaningful
Impairment of long-lived assets	27.7	—	27.7	Not Meaningful

Excluding the impact of fair value and other adjustments on earnout liabilities and due to seller and impairment of long-lived assets, total operating expenses as a percentage of total revenues decreased from 98.8% for the three months ended June 30, 2012, to 93.5% for the three months ended June 30, 2013. This was primarily due to an increase in revenue in DiscoverReady.

Direct Operating Expenses. The change in our direct operating expenses consisted of a $3.8 million increase in our Professional Services Division and a $0.4 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 42.6% for the second quarter of 2013, from 40.3% for the same period in 2012.

Selling, General and Administrative Expenses. The change in our selling, general and administrative expenses consisted primarily of a $0.7 million increase in our corporate operations, largely as a result of restructuring costs, offset by $0.2 million decrease in our Professional Services Division, and a $0.5 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Selling, general and administrative expense as a percentage of revenue decreased to 41.7% for the three months ended June 30, 2013, from 47.2% for the same period in 2012.

Amortization and Depreciation Expense. Our total amortization and depreciation expense decreased primarily as a result of the impairment of assets taken in the second quarter of 2013 and prior quarters.

Impairment of Long-Lived Assets. Impairment of long-lived assets for the three months ended June 30, 2013, consisted of $27.7 million for the Professional Services Division. You should refer to the more detailed discussions in “Professional Services Division Results” below for more information regarding these items.

Interest Expense, Net

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Total interest expense, net	$2.5	$2.0	$0.5	22.0%
Interest on bank credit facility	2.2	1.6	0.6	36.7%
Cash interest expense on interest rate swaps	0.2	0.3	(0.1)	(23.5)%
Amortization of deferred financing fees	0.1	0.1	(0.0)	(26.3)%

Interest expense related to our bank credit facility increased primarily as a result of an increase in the average borrowing rate, slightly offset by a lower average outstanding debt balance due to proceeds applied from the preferred stock offering of $15.0 million and income tax refund of $11.2 million. The average interest rate on our credit facility increased to 5.8% for the three months ended June 30, 2013, from 3.6% one year ago. Our average outstanding debt was $146.1 million for the three months ended June 30, 2013, compared to $176.1 million for the same period one year ago.

Equity in (Losses) Earnings of Affiliates

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Equity in (losses) earnings of affiliates	$(0.1)	$0.6	$(0.7)	(121.4)%

Equity in (losses) earnings of affiliates decreased primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are the result of a reduction in public notice placements in DLNP’s newspapers due to decreased foreclosure and workout volumes in the markets it serves.

Income Tax Expense

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Income tax expense	$49.6	$3.8	$45.8	Not meaningful
Effective tax rate	186.4%	41.3%

We recorded income tax expense for the three months ended June 30, 2013, of $49.6 million, or 186.4% of the income from continuing operations before income taxes, which includes discrete tax expense of $48.9 million due primarily to our decision to record a full valuation allowance against all of our US federal and state deferred tax assets at June 30, 2013.

For the three months ended June 30, 2012, we recorded income tax expense of $3.8 million, or 41.3% of income from continuing operations before income taxes.

The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Discontinued Operations

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Discontinued operations, net of tax benefit	$(67.6)	$0.1	$(67.7)	Not Meaningful

In the second quarter of 2013, we committed to a plan of action to sell the NDeX South operations within our Mortgage Default Processing Services segment. As a result, we recorded a total of $58.4 million in non-cash impairment charges in the quarter to reduce the carrying value of these assets, of which $55.1 million was finite-lived intangible assets and $3.3 million indefinite-lived intangible assets. Additionally, in the quarter we recorded a charge to bad debt for $1.2 million related to unbilled receivables due from our NDeX Indiana law firm customer.

In the first quarter of 2013, we committed to a plan of action to sell two of our stand-alone businesses within the Business Information segment, DataStream and LISA, and NDeX Indiana operations within our Mortgage Default Processing Services segments. As a result, we recorded impairment charges in the first quarter of 2013 to reduce the carrying value of these assets.

In 2012, we sold The Colorado Springs Business Journal, The Mississippi Business Journal, and our NDeX Florida operations. We have classified the results of these operations through the respective sale dates (net of tax benefit) as discontinued operations.

Professional Services Division Results

Revenues

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Total revenues	$30.9	$23.5	$7.4	31.5%
Mortgage default processing services	4.9	7.3	(2.3)	(32.0)%
Litigation support services revenues	25.9	16.2	9.7	59.9%

Our revenues increased primarily as a result of increased revenues in our litigation support segment. Revenues in this segment were driven by an increase in review work and technology services from existing customers. This was partially offset by a decrease in revenues in our default mortgage processing segment. Our total files received for processing from continuing operations for the three months ended June 30, 2013, was down 39.9%, from 17,400 mortgage default case files for the three months ended June 30, 2012, to 10,400 mortgage default case files for the three months ended June 30, 2013. New foreclosure files, which tend to require more processing from NDeX and are therefore higher revenue files, were down nearly 36.4% from the second quarter of 2012. We have had file fee increases, but the increases have not been sufficient to offset file volume decreases.

The net increase in litigation support services revenues is primarily a result of large projects received from existing DiscoverReady customers. Litigation support services had one customer in excess of 10% of its revenues for the three months ended June 30, 2013 and 2012, accounting for 55.8% and 25.0% of its revenues, respectively.

Operating Expenses—Mortgage Default Processing Services

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$34.1	$8.1	$26.0	319.7%
Direct operating expenses	2.7	3.6	(0.8)	(23.5)%
Selling, general and administrative expenses	2.9	3.2	(0.3)	(10.2)%
Amortization expense	0.6	1.1	(0.5)	(46.4)%
Depreciation expense	0.2	0.3	(0.1)	(30.0)%
Impairment of long-lived assets	27.7	—	27.7	not meaningful

Direct operating expenses decreased largely as a result of decreased file volumes and steps taken to reduce our costs at NDeX, although the decrease in expenses was not in proportion to the file volume decrease. Processing costs in many of our locations have not decreased in proportion to revenue and volume declines as a result of increased processing demands by our customers, additional tasks, time spent attending to servicer audits, and process changes required by the customers of our law firm customers, each requiring additional processing work from our employees. While measures have been put in place to reduce costs as a result of lower file volumes, selling, general and administrative expenses have also been affected by new client requirements placed on us, primarily in terms of increased requirements as it relates to information security and technology. Due to these challenges, we intend to continue to pursue the transition of our NDeX business to focus more on a technology license and related services model.

Due to the continued depressed operating results in the Mortgage Default Processing Services segment, we performed impairment tests on NDeX’s asset groups’ long-lived assets in the second quarter of 2013. As a result, we recorded an impairment charge of $27.7 million in the second quarter of 2013 in continuing operations, of which $1.8 million was property and equipment, $23.6 million was finite-lived intangible assets (specifically long-term service contracts) and $2.3 million was indefinite-lived intangible assets.

Excluding the impact of impairment of long-lived assets, total operating expenses attributable to our mortgage default processing services reporting unit as a percentage of segment revenues increased to 129.2% for the three months ended June 30, 2013, from 111.8% for the three months ended June 30, 2012.

Operating Expenses—Litigation Support Services

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$20.8	$5.8	$15.0	258.3%
Direct operating expenses	11.4	6.8	4.6	68.3%
Selling, general and administrative expenses	7.1	7.0	0.1	1.6%
Amortization expense	1.5	1.5	—	—%
Depreciation expense	0.8	0.7	0.1	13.9%
Fair value and other adjustments on earnout liabilities and due to seller	—	(10.1)	10.1	not meaningful

The increase in direct expenses is driven by increased operating costs associated with higher revenues. In 2012, we had a fair value adjustment on earnout liabilities of $10.1 million primarily due to management’s revised estimates of earnouts to be paid related to DiscoverReady’s ACT acqusition.

Business Information Division Results

Revenues

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Total Business Information Revenues	$16.6	$18.3	$(1.7)	(9.4)%
Display and classified advertising revenues	5.2	5.6	(0.3)	(5.6)%
Public notice revenues	7.2	8.6	(1.3)	(15.6)%
Subscription-based revenues and other revenues	4.1	4.2	(0.1)	(2.1)%

Business Information revenue decreased primarily due to a decrease in public notice revenues related to foreclosures. The decrease in display and classified advertising is due to a decrease in the number of ads placed in our publications.

Operating Expenses

	Three Months Ended June 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$14.5	$15.5	$(0.9)	(6.0)%
Direct operating expenses	6.1	6.5	(0.4)	(6.4)%
Selling, general and administrative expenses	7.4	7.9	(0.5)	(6.0)%
Amortization expense	0.7	0.7	—	(0.7)%
Depreciation expense	0.3	0.3	—	(7.2)%

Operating expenses decreased primarily as a result of lower revenues and cost control efforts put in place to control discretionary spending and employee costs.

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 87.7% for the three months ended June 30, 2013, from 84.4% for the three months ended June 30, 2012, due to a decrease in Business Information Division segment revenues.

Six Months Ended June 30, 2013

Compared to Six Months Ended June 30, 2012

Revenues

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Total Revenues	$91.9	$85.5	$6.3	7.4%

Our total revenues increased primarily as a result of an increase in litigation support services revenues partially offset by a decrease in our mortgage default processing services revenues and a decrease in our business information revenues. The increase in litigation support services was driven by an increase in review work and technology services from existing customers while the decrease in mortgage default processing services revenues was driven largely by a decrease in the number of new foreclosure files received for processing. Our business information revenues decreased primarily due to a decrease in public notice revenues related to foreclosures. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 64.8% and 57.9% of our total revenues from our Professional Services Division and 35.2% and 42.1% of our total revenues from our Business Information Division for the six months ended June 30, 2013 and 2012, respectively. In our Professional Services Division, revenues from our mortgage default processing services reporting unit accounted for 11.6% and 17.4% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 53.2% and 40.5% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. We continue to expect litigation support services to be a larger percentage of total revenues as a result of continued growth in the DiscoverReady business and decline in mortgage default processing services.

Operating Expenses

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$109.7	$75.0	$34.7	43.1%
Direct operating expenses	39.5	35.4	4.1	11.7%
Selling, general and administrative expenses	38.5	40.2	(1.7)	(4.2)%
Amortization expense	5.8	6.6	(0.8)	(11.7)%
Depreciation expense	3.3	3.0	0.3	9.1%
Fair value and other adjustments on earnout and due to seller liabilities	(5.0)	(10.1)	5.1	(50.1)%
Impairment of long-lived assets and goodwill	27.7	—	27.7	not meaningful

Excluding the impact of fair value and other adjustments on earnout and due to seller liabilities and impairment of long-lived assets and goodwill, total operating expenses as a percentage of total revenues decreased from 99.5% for the six months ended June 30, 2012, to 94.7% for the six months ended June 30, 2013.

Direct Operating Expenses. The increase in direct operating expenses consisted of a $5.1 million increase in our Professional Services Division and a $0.9 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 43.0% for the first six months ended of 2013, from 41.3% for the same period in 2012.

Selling, General and Administrative Expenses. The decrease in our selling, general and administrative expenses consisted of a $1.3 million decrease in our Professional Services Division and a $0.8 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Cost associated with our corporate operations increased $0.4 million, largely as a result of restructuring costs. Selling, general and administrative expense as a percentage of total revenues decreased to 41.9% for the first six months ended of 2013, from 46.9% for the same period in 2012.

Amortization and Depreciation Expense. Our total amortization and depreciation expense decreased primarily as a result of the impairment of assets taken in the second quarter of 2013 and 2012.

Fair Value and Other Adjustments on Earnout and Due to Seller Liabilities. Fair value and other adjustments on earnout liabilities and due to seller for the six months ended June 30, 2013, consisted of $5.0 million for the Professional Services Division.You should refer to the more detailed discussions in “Professional Services Division Results” below for more information regarding these items.

Impairment of Long-Lived Assets. Impairment of long-lived assets for the six months ended June 30, 2013, consisted of $27.7 million for the Professions Services Division. You should refer to the more detailed discussions in “Professional Services Division Results” below for more information regarding these items.

Interest Expense, Net

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Total interest expense, net	$5.0	$4.1	$0.9	23.4%
Interest on bank credit facility	4.3	3.2	1.1	36.9%
Cash interest expense on interest rate swaps	0.5	0.6	(0.1)	(19.3)%
Amortization of deferred financing fees	0.2	0.2	—	(21.6)%
Other	—	0.1	(0.1)	Not meaningful

Interest expense related to our bank credit facility increased primarily as a result of an increase in the average borrowing rate, slightly offset with lower average outstanding debt balance due to proceeds applied from the preferred stock offering of $15.0 million and income tax refund of $11.2 million. Our average outstanding debt was $153.9 million for the six months ended June 30, 2013, compared to $177.1 million for the same period one year ago, and our average interest rate was 5.6% this year versus 3.6% last year.

Equity in (Loss) Earnings of Affiliates

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Equity in (Loss) Earnings of Affiliates	$(0.1)	$1.0	$(1.1)	(109.4)%

Equity in (loss) earnings of affiliates changed primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are the result of a reduction in public notice placements in DLNP’s newspapers due to decreased foreclosure and workout volumes in the markets it serves.

Income Tax Expense

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Income tax expense	$51.5	$3.1	$48.4	not meaningful
Effective tax rate	224.5%	41.4%

We recorded income tax expense for the six months ended June 30, 2013 of $51.5 million, or 224.5% of loss from continuing operations, which includes discrete tax expense of $48.9 million due primarily to our decision to record a full valuation allowance against all of our US federal and state deferred tax assets at June 30, 2013.

For the six months ended June 30, 2012, we recorded income tax expense of $3.1 million, or 41.4% of income from continuing operations before income taxes.

The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Discontinued Operations

	For the Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Discontinued operations, net of tax benefit	$(76.9)	$1.0	$(77.9)	not meaningful

In the second quarter of 2013, we committed to a plan of action to sell the NDeX South operations within our Mortgage Default Processing Services segment. As a result, we recorded a total of $58.4 million in non-cash impairment charges in the quarter to reduce the carrying value of these assets, of which $55.1 million was finite-lived intangible assets and $3.3 million indefinite-lived intangible assets. Additionally, in the quarter we recorded a charge to bad debt for $1.2 million related to unbilled receivables due from our NDeX Indiana law firm customer.

In the first quarter of 2013, we committed to a plan of action to sell two of our stand-alone businesses within the Business Information segment, DataStream and LISA, and NDeX Indiana operations within our Mortgage Default Processing Services segments. As a result, we recorded impairment charges in the first quarter to reduce the carrying value of these assets.

In 2012, we sold The Colorado Springs Business Journal, The Mississippi Business Journal, and our NDeX Florida operations. We have classified the results of these operations through the respective sale dates (net of tax benefit) as discontinued operations.

Professional Services Division Results

Revenues

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Total revenues	$59.5	$49.5	$10.0	20.2%
Mortgage default processing revenues	10.7	14.9	(4.2)	(28.4)%
Litigation support services revenues	48.8	34.6	14.2	41.1%

Our revenues increased primarily as a result of increased revenues in our litigation support segment. Revenues in this segment were driven by an increase in review work and technology services from existing customers. This was partially offset by decreased revenues in our mortgage default processing services reporting unit. Revenues in this segment were down primarily due to decreased file volumes in many of the markets we serve. Our total files received for processing for the six months ended June 30, 2013, was down 34.2%, from 35,000 mortgage default case files for the six months ended June 30, 2012, to 23,000 mortgage default case files for the six months ended June 30, 2013.

Trott & Trott accounted for 91.4% of our mortgage default processing services reporting unit and 16.4% of our Professional Services Division revenues during the six months ended June 30, 2013. In the six months ended June 30, 2012, Trott & Trott accounted for 92.6% of our mortgage default processing services reporting unit and 27.9% of our Professional Services Division revenues.

The increase in litigation support services revenues is due to large projects received from existing DiscoverReady customers. DiscoverReady had one customer in excess of 10% of segment revenues for the six months ended June 30, 2013, accounting for over 60% of such revenues. For the six months ended June 30, 2012, DiscoverReady had one customer in excess of 10% of segment revenues, accounting for about a quarter of such revenues.

Operating Expenses—Mortgage Default Processing Services

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$41.4	$16.5	$24.9	not meaningful
Direct operating expenses	6.0	7.3	(1.4)	(18.0)%
Selling, general and administrative expenses	5.9	6.4	(0.5)	(8.0)%
Amortization expense	1.4	2.1	(0.7)	(34.7)%
Depreciation expense	0.4	0.6	(0.2)	(25.5)%
Impairment of long-lived assets and goodwill	27.7	—	27.7	not meaningful

Operating expenses increased primarily as a result of the impairment of long-lived assets. Direct operating expenses decreased as a result of decreased file volumes and steps taken to reduce our costs at NDeX, although the decrease in expenses was not in proportion to the file volume decrease. Processing costs in many of our locations have not decreased in proportion to revenue and volume declines as a result of increased processing demands by our customers, additional tasks, time spent attending to servicer audits, and process changes required by the customers of our law firm customers, each requiring additional processing work for our employees.

Due to the continued depressed operating results in the Mortgage Default Processing Services segment, we performed impairment tests on NDeX’s asset groups’ long-lived assets in the second quarter of 2013. As a result, we recorded an impairment charge of $27.7 million in the second quarter of 2013 in continuing operations, of which $1.8 million was property and equipment, $23.6 million was finite-lived intangible assets (specifically long-term service contracts) and $2.3 million was indefinite-lived intangible assets.

Excluding the impact of impairment of long-lived assets, total operating expenses attributable to our mortgage default processing services reporting unit as a percentage of segment revenues increased to 128.6% for the six months ended June 30, 2013, from 110.4% for the six months ended June 30, 2012.

Operating Expenses—Litigation Support Services

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$34.7	$23.9	$10.8	45.6%
Direct operating expenses	21.4	15.0	6.4	42.5%
Selling, general and administrative expenses	13.8	14.6	(0.8)	(5.4)%
Amortization expense	3.0	3.0	—	—%
Depreciation expense	1.5	1.4	0.1	10.7%
Fair value and other adjustments on earnout liabilities	(5.0)	(10.1)	5.1	(51.1)%

The increases in direct expenses are driven by increased operating costs associated with higher revenue. The decrease in selling, general and administrative expenses are primarily due to decreases in employee costs. The fair value adjustment and other adjustment on earnout liabilities and due to seller of $5.0 million reflects the retention of the ACT acquisition holdback funds.

Excluding the impact of the fair value adjustment and other adjustment on earnout liabilities and due to seller, total operating expenses attributable to our litigation support services segment as a percentage of segment revenues decreased to 81.4% for the six months ended June 30, 2013, from 98.2% for the same period in 2012. This decrease is primarily due to increased revenue.

Business Information Division Results

Revenues

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Total Business Information Division Revenues	$32.4	$36.0	$(3.7)	(10.1)%
Display and classified advertising revenues	10.1	10.7	(0.5)	(5.1)%
Public notice revenues	14.2	16.9	(2.8)	(16.4)%
Subscription-based and other revenues	8.1	8.4	(0.3)	(3.8)%

Business Information revenue decreased primarily due to a decrease in public notice revenues related to foreclosures. The decline in display and classified advertising revenues is due primarily to a decrease in the number of ads placed in our publications.

Operating Expenses

	Six Months Ended June 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$29.1	$30.8	$(1.8)	(5.7)%
Direct operating expenses	12.1	13.0	(0.9)	(7.2)%
Selling, general and administrative expenses	14.9	15.7	(0.8)	(4.9)%
Amortization expense	1.4	1.5	—	(1.6)%
Depreciation expense	0.7	0.7	—	(5.6)%

Operating expenses decreased primarily as a result of lower revenues and cost control efforts put in place to control discretionary spending and employee costs.

Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 89.8% for the six months ended June 30, 2013, from 85.6% for the six months ended June 30, 2012, due to decreased public notice revenue which have higher margins.

Off Balance Sheet Arrangements

We have not entered into any off balance sheet arrangements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital and long-term debt, less current portion as of June 30, 2013, and December 31, 2012, as well as cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$1,667	$3,509
Working capital	17,988	4,413
Long-term debt, less current portion	127,145	150,881

	Six Months Ended June 30,
	2013	2012
Cash provided by operating activities—continuing operations	$16,424	$19,305
Cash (used in) provided by operating activities—discontinued operations	(5,997)	4,735

Total cash provided by operating activities	10,427	24,040
Capital Expenditures—continuing operations	(3,028)	(1,892)
Cash used in financing activities—continuing operations	(9,074)	(20,843)

Cash Flows Provided by Operating Activities

The most significant inflows of cash are cash receipts from our customers. Operating cash outflows include payments to employees, payments to vendors for services and supplies, payments of interest and, typically income taxes. However, as a result of our net loss in the prior year, we received an income tax refund in the second quarter of 2013 of $11.2 million.

Net cash provided by operating activities for the six months ended June 30, 2013, decreased $13.6 million, or 56.6%, to $10.4 million from $24.0 million for the six months ended June 30, 2012. This decrease was mainly attributable to the increase in net loss from the discontinued operations related to Mortgage Default Processing Services segment. The total change in operating assets and liabilities, net of effects of discontinued operations, was a net inflow of $5.5 million in the second quarter of 2013 compared to a net inflow of $8.6 million in 2012. This decrease in inflow of cash was largely a result of timing of customer receipts and vendor payments and decrease in deferred revenue due to lower mortgage default referral files, partially offset by the $11.2 million income tax refund received in 2013.

Working capital changed from $4.4 million at December 31, 2012, to $18.0 million at June 30, 2013. Notable changes in working capital in the first six months of 2013 were: a decrease in due to sellers of acquired businesses of $5.0 million coming from ACT releasing the Company from its holdback, a decrease in accounts payable and accrued compensation of $2.8 million due to lower operating expenses and headcount, reporting long-lived assets and indefinite lived intangible of $12.5 million in held for sale, and a decrease in income tax receivable of $8.0 million.

Our allowance for doubtful accounts, as a percentage of gross accounts receivable, and days sales outstanding (DSO), as of June 30, 2013, December 31, 2012, and June 30, 2012, are set forth in the table below:

	June 30,	December 31,	June 30,
	2013	2012	2012
Allowance for doubtful accounts (in thousands)	$1,575	$1,809	$1,447
Allowance for doubtful accounts as a percentage of gross accounts receivable	4.1%	2.9%	2.2%
Days sales outstanding	74.36	77.18	66.03

Our allowance for doubtful accounts as a percentage of gross accounts receivable was increased from year-end due to the lower accounts receivable balance resulting from NDeX South and NDeX Indiana accounts receivables reported as assets held-for-sale. This reduced the overall balance of gross accounts receivable by $23.4 million. Our allowance for doubtful accounts as a percentage of gross accounts receivable increased compared with last year due to the lower accounts receivable balance as a result of the sale of NDeX Florida and accounts receivables reported as assets held-for-sale discussed above. This reduced the overall balance of gross accounts receivable by $35.7 million.

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue for the quarter by the total number of days in the quarter. Our DSO decreased from year-end primarily as a result of increased collections in litigation services. Our DSO increased from second quarter of last year primarily as a result of carrying larger balances in some of our NDeX operating units as a result of an increase in the length of time it takes our law firm customers to take properties to sale. Please refer to Recent Developments – Regulatory Environment above for an explanation of some of the current factors that are contributing to the increase in time it is taking to process foreclosures.

We own 35% of the membership interests in DLNP, the publisher of The Detroit Legal News, and received distributions of $1.3 million and $1.5 million during the six months ended June 30, 2013 and 2012, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage, which are a significant source of operating cash flow.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased $0.4 million to $3.2 million during the six months ended June 30, 2013, from $2.8 million during the six months ended June 30, 2012. This increase was a result of higher capital expenditures, and we expect the costs for capital expenditures to be in the range of 3 – 3.5% of our total revenues, on an aggregated basis, for the full 2013 year.

Cash Flows Used in Financing Activities

Cash provided by financing activities primarily includes borrowings under our revolving credit agreement, the issuance of long-term debt and the issuance of preferred stock. Cash used in financing activities generally includes the repayment of borrowings under the revolving credit agreement and long-term debt, payments on unsecured notes, payments for dividends on our preferred stock, and the payment of expenses associated with the issuance of long-term debt and preferred stock.

Net cash used in financing activities for the six months ended June 30, 2013, totaled $9.1 million, compared to net cash used of $20.8 million during the six months ended June 30, 2012. Net cash used in financing activities in 2013 included proceeds from our preferred stock offering of $15.0 million which we used to pay down $14.8 million on our senior term facility. Long-term debt, less current portion, decreased $23.8 million, or 15.8%, to $127.1 million as of June 30, 2013, from $150.9 million as of December 31, 2012, as the proceeds from our preferred stock offering of $15.0 million and cash received from our income tax refund of $11.2 million were used to pay down debt.

Credit Agreement. The Company and its consolidated subsidiaries have a credit agreement with a syndicate of banks for a $215.0 million senior secured credit facility comprised of a term loan facility with an outstanding balance of $115.2 million at June 30, 2013, due and payable in quarterly installments with a final maturity date of December 6, 2015, and a revolving credit facility in an aggregate amount of up to $65.0 million (of which $26.8 million was drawn at June 30, 2013), with a final maturity date of December 6, 2015. On January 22, 2013, we entered into a fourth amendment to the Credit Agreement, which, among other changes, permitted the payment of distributions on preferred stock of the Company, required that a portion of the proceeds from the issuance of preferred stock be used to pay down the loans under the Credit Agreement and made certain other adjustments to the covenants and restrictions applicable to us.

On July 8, 2013, we entered into a fifth amendment to the Credit Agreement, which, among other changes, permitted us to engage in certain divestiture transactions, required that a portion of the cash proceeds from such transactions be used to pay down outstanding loans under the Credit Agreement, reduced the aggregate amount available in the revolving credit facility to $40 million, set the applicable margin for the loans and the commitment fee at the highest level of the current pricing grid, and made certain other adjustments to the covenants and restrictions applicable to the Company.

As of June 30, 2013, we had $115.2 million outstanding under our term loan, and $26.8 million outstanding under our revolving variable-rate notes. Our available capacity would be $13.2 million based on the July 8, 2013 fifth amendment to the Credit Agreement. We expect to use the remaining availability under our credit facility, if needed, for working capital and other general corporate purposes.

At June 30, 2013, the weighted average interest rate on our credit facility was 5.3%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. Currently, our interest rate swap arrangements require us to have at least $60.0 million of our outstanding principal balance at LIBOR. At June 30, 2013, a majority of the debt on our credit facility was based on LIBOR.

Future Needs

Historically, cash flow from operations, supplemented by short and long-term financing, the proceeds from our credit facility and equity offerings, have been adequate to fund our day-to-day operations and capital expenditure requirements. While we faced many business challenges, we paid down the senior term note by $22.3 million and we had $1.4 million net payments on our senior revolving line of credit in the first two quarters of 2013. We continue to expect to face business challenges in the coming year, but still expect that cash flow from operations, supplemented by short and long-term financing, the proceeds from our credit facility, equity offerings, and proceeds from divestitures, will be adequate to pay the Company’s senior secured debt and fund our day-to-day operations and capital expenditure requirements. However, our ability to generate sufficient cash flow in 2013 could continue to be adversely impacted by the business challenges we continue to face, particularly the ongoing regulatory, lender and other responses to the mortgage crisis, including new and proposed legislation and lenders’ voluntary and required loss mitigation efforts and moratoria, including those described in “Recent Developments—Regulatory Environment” earlier in this quarterly report and those described in “Risk Factors” in Item 1A of our annual report on Form 10-K for the year ended December 31, 2012.

As of June 30, 2013, we were in compliance with all covenants in our debt instruments. However the Company’s ability to generate sufficient cash flows in 2013 has been negatively impacted by the business challenges in its mortgage default foreclosure and public notice business. These challenges make it probable that the Company will be unable to comply with certain of its financial covenants in its senior secured credit facility as measured on the last day of the third quarter of 2013. The Company is currently in discussions with its lenders regarding resetting the financial covenants applicable to the third quarter and future periods. Any failure by us to comply with these covenants may result in an event of default, which if not cured or waived, could result in the banks accelerating the maturity of our indebtedness or preventing us from accessing availability under our credit facility. In addition, our lenders may require us to prepay outstanding indebtedness under the credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. In addition, the indebtedness under our credit agreement is secured by a security interest in substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries, and therefore, if we are unable to repay such indebtedness the banks could foreclose on these assets and sell the pledged equity interests, which would adversely affect our ability to operate our business.

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

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of June 30, 2013, we had swap arrangements that convert $60 million of our variable rate term loan into a fixed rate obligation. The aggregate notional amount of our two swap agreements will mature on various dates through December 31, 2014. We enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of June 30, 2013, we have designated our two interest rate swap agreements for hedge accounting treatment. Accordingly, we record changes in the fair value of these swap agreements in other comprehensive income or loss (net of tax) on our balance sheet for the period then ended.

At June 30, 2013 and December 31, 2012, we had $0.4 million and $0.9 million (net of tax), respectively, included in other accumulated comprehensive loss related to the fair value of our interest rate swap agreements. At June 30, 2013, and December 31, 2012, the estimated fair value of our fixed interest rate swaps was a liability of $0.9 million and $1.4 million, respectively.

If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase up to 2 million shares of our common stock at market prices at the discretion of management at any time through December 31, 2013. At June 30, 2013, 1,862,500 shares remained available under the program. No repurchases were made during the second quarter of 2013.

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

Dated: August 1, 2013

By: /s/ JAMES P. DOLAN
James P. Dolan
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 1, 2013

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