Form 10-Q
period 2013-09-30
Dolan Co.
filed 2013-11-12
CIK 1396838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2013

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

On September 30, 2013, there were 30,860,367 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Dolan Company

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,813	$3,509
Accounts receivable, including unbilled services (net of allowances of $1,370 and $1,809 as of September 30, 2013, and December 31, 2012, respectively)	26,006	60,300
Unbilled pass-through costs	—	4,668
Prepaid expenses and other current assets	4,112	3,271
Income tax receivable	2,779	10,823
Current portion of notes receivable	2,575	—
Assets held for sale	4,985	—

Total current assets	43,270	82,571
Investments	8,267	10,069
Property and equipment, net	11,513	18,091
Finite-lived intangible assets, net	57,271	162,212
Goodwill and indefinite-lived intangible assets	105,457	151,329
Deferred income taxes	—	23,358
Other assets	955	1,910
Long-term notes receivable, net of current portion	9,513	—

Total assets	$236,246	$449,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$131,474	$15,162
Accounts payable	12,602	20,860
Accrued pass-through liabilities	—	10,617
Accrued compensation	5,507	7,941
Accrued liabilities	2,747	5,283
Due to sellers of acquired businesses	—	5,017
Deferred revenue	7,322	13,278

Total current liabilities	159,652	78,158
Long-term debt, less current portion	73	150,881
Deferred income taxes	20,497	—
Other liabilities	5,724	7,240

Total liabilities	185,946	236,279

Redeemable noncontrolling interest	7,836	7,283

Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock, $0.001 par value; authorized: 70,000,000 shares; outstanding: 30,860,367 and 30,955,321 shares as of September 30, 2013, and December 31, 2012, respectively	31	31
Preferred stock, $0.001 par value; authorized: 5,000,000 shares;
Series A: Junior Participating: designated: 5,000 shares; no shares outstanding	—	—
Series B: designated: 1,600,000 shares; outstanding: 700,000 shares as of September 30, 2013, no shares as of December 31, 2012	1	—
Series C: Junior Participating: designated: 50,000 shares; no shares outstanding	—	—
Other comprehensive loss, net of tax	(157)	(867)
Additional paid-in capital	318,815	301,956
Accumulated deficit	(264,356)	(88,285)

Total The Dolan Company stockholders’ equity	54,334	212,835
Noncontrolling interest	(11,870)	(6,857)

Total stockholders’ equity	42,464	205,978

Total liabilities and stockholders’ equity	$236,246	$449,540

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Professional Services	$19,885	$27,437	$69,635	$63,152
Business Information	15,575	17,288	47,949	53,313

Total revenues	35,460	44,725	117,584	116,465

Operating expenses
Direct operating: Professional Services	8,798	10,426	30,651	25,936
Direct operating: Business Information	5,564	6,125	17,660	19,155
Selling, general and administrative	16,103	18,373	49,074	52,673
Amortization	2,228	2,376	6,682	7,298
Depreciation	1,398	1,207	4,224	3,628
Fair value and other adjustments on earnout liabilities and due to seller	—	(1,514)	(5,021)	(11,576)
Impairment of long-lived assets and goodwill	35,414	9,317	35,414	9,317

Total operating expenses	69,505	46,310	138,684	106,431
Equity in (loss) earnings of affiliates	(132)	396	(227)	1,420

Operating (loss) income	(34,177)	(1,189)	(21,327)	11,454

Non-operating expense
Interest expense, net of interest income	(2,719)	(2,202)	(7,737)	(6,266)

(Loss) income from continuing operations before income taxes	(36,896)	(3,391)	(29,064)	5,188
Income tax benefit (expense)	10,132	1,034	(40,892)	(2,499)

(Loss) income from continuing operations	(26,764)	(2,357)	(69,956)	2,689
Discontinued operations, net of tax	(1,052)	(111,093)	(109,242)	(110,772)

Net loss	(27,816)	(113,450)	(179,198)	(108,083)
Less: Net loss attributable to noncontrolling interests	340	9,946	4,119	9,666

Net loss attributable to The Dolan Company	$(27,476)	$(103,504)	$(175,079)	$(98,417)

Income allocated to preferred shares	(372)	—	(992)	—

Net loss allocable to common shares	$(27,848)	$(103,504)	$(176,071)	$(98,417)

Earnings (loss) per share – basic and diluted:
(Loss) income from continuing operations attributable to The Dolan Company	$(0.87)	$0.25	$(2.16)	$0.41
Discontinued operations attributable to The Dolan Company	(0.03)	(3.66)	(3.59)	(3.66)
Income allocated to preferred shares	(0.01)	—	(0.03)	—

Net loss attributable to The Dolan Company	(0.91)	(3.41)	(5.78)	(3.25)

Weighted average shares outstanding—basic and diluted	30,537	30,327	30,445	30,260

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss attributable to The Dolan Company	$(27,476)	$(103,504)	$(175,079)	$(98,417)
Other comprehensive income (loss):
Unrealized gain on interest rate swap	217	69	710	203

Comprehensive loss attributable to The Dolan Company	$(27,259)	$(103,435)	$(174,369)	$(98,214)

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	The Dolan Company Stockholders’ Equity
					Additional	Retained Earnings	Other
	Common Stock		Preferred Stock		Paid-In	(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Loss	Interest	Total
Balance at December 31, 2011	30,576,597	$30	—	$—	$294,476	$13,471	$(1,285)	$—	$306,692

Net loss attributable to The Dolan Company	—	—	—	—	—	(101,756)	—	—	(101,756)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(6,857)	(6,857)
Change in noncontrolling interest in NDeX	—	—	—	—	791	—	—	—	791
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	418	—	418
Issuance of common stock pursuant to the exercise of stock options	13,500	—	—	—	30	—	—	—	30
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	365,224	1	—	—	3,727	—	—	—	3,728
Decrease in redeemable noncontrolling interest in DiscoverReady, net of tax	—	—	—	—	2,932	—	—	—	2,932

Balance at December 31, 2012	30,955,321	$31	—	$—	$301,956	$(88,285)	$(867)	$(6,857)	$205,978

Net loss attributable to The Dolan Company	—	—	—	—	—	(175,079)	—	—	(175,079)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(5,013)	(5,013)
Issuance of preferred stock, net of offering costs	—	—	700,000	1	14,966	—	—	—	14,967
Preferred stock dividend	—	—	—	—	—	(992)	—	—	(992)
Unrealized gain on interest rate swap	—	—	—	—	—	—	710	—	710
Share-based compensation expense, including issuance of restricted stock (shares are net of forfeitures)	(94,954)	—	—	—	2,052	—	—	—	2,052
Increase in redeemable noncontrolling interest in DiscoverReady	—	—	—	—	(159)	—	—	—	(159)

Balance at September 30, 2013	30,860,367	$31	700,000	$1	$318,815	$(264,356)	$(157)	$(11,870)	$42,464

See Notes to Unaudited Condensed Consolidated Interim Financial Statements

The Dolan Company

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(179,198)	$(108,083)
Loss from discontinued operations	109,242	110,772

(Loss) income from continuing operations	(69,956)	2,689
Distributions received from The Detroit Legal News Publishing, LLC	1,575	2,247
Distributions paid to holders of noncontrolling interests	(498)	—
Non-cash operating activities:
Amortization	6,682	7,298
Depreciation	4,224	3,628
Impairment of long-lived assets and goodwill	35,414	9,317
Equity in loss (earnings) of affiliates	227	(1,420)
Share-based compensation expense	2,052	2,266
Deferred income taxes	39,832	(45,912)
Amortization of debt issuance costs	568	327
Non-cash fair value and other adjustments on earnouts and due to seller recorded in connection with acquisitions	(5,021)	(11,492)
Changes in operating assets and liabilities:
Accounts receivable and unbilled pass-through costs	7,601	(2,430)
Prepaid expenses and other current assets	9,695	596
Other assets	(18)	93
Accounts payable and accrued liabilities	(7,083)	1,575
Deferred revenue and other liabilities	(604)	2,413

Cash provided by operating activities—continuing operations	24,690	(28,805)
Cash (used in) provided by operating activities—discontinued operations	(7,730)	49,951

Net cash provided by operating activities	16,960	21,146

Cash flows from investing activities
Acquisitions and investments	—	(145)
Capital expenditures	(3,766)	(2,760)

Cash used in investing activities—continuing operations	(3,766)	(2,905)
Cash provided by (used) in investing activities—discontinued operations	6,545	(2,114)

Net cash provided by (used in) investing activities	2,779	(5,019)

Cash flows from financing activities
Net (payments) borrowings on senior revolving note	(3,700)	19,300
Payments on senior long-term debt	(30,669)	(3,750)
Payments on unsecured notes payable	—	(1,879)
Proceeds of preferred stock offering, net of offering costs	14,967	—
Net payments of deferred acquisition costs and earnouts	—	(14,401)
Payments of deferred financing costs	(286)	(313)
Payments of preferred stock dividend	(620)	—
Other	(127)	(250)

Net cash used in financing activities	(20,435)	(1,293)

Net change in cash and cash equivalents	(696)	14,834
Cash and cash equivalents at beginning of the period	3,509	752

Cash and cash equivalents at end of the period	$2,813	$15,586

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

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority ownership interests in DiscoverReady LLC (“DiscoverReady”), American Processing Company, LLC d/b/a NDeX (“NDeX”) and Legislative Information Services of America (“LISA”). The Company accounts for the percentage interests in DiscoverReady, NDeX and LISA that it does not own as noncontrolling interest (“NCI”).

All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company sold its NDeX South, NDeX Indiana and NDeX Michigan operations within its Mortgage Default Processing Services segment in the third quarter of 2013. NDeX South refers to the entities serving the Texas, California, Georgia and Nevada markets. The Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment, DataStream and LISA, in the first quarter of 2013. Accordingly, the Company has removed from its operating results for the three and nine months ended September 30, 2013 and 2012, the results of these businesses and has presented them within discontinued operations. The assets and liabilities of these operations, which are expected to be sold, are presented as held for sale at September 30, 2013. See Note 2 for further information on businesses held for sale.

In 2012, the Company sold The Colorado Springs Business Journal, The Mississippi Business Journal, and its NDeX Florida operations. The Company classified the results of these operations as discontinued operations.

Liquidity: For the nine months ended September 30, 2013, the Company incurred a before-tax loss of $138.2 million, primarily as a result of a before-tax $96.8 million impairment charge in discontinued operations related to certain long-lived assets, indefinite-lived assets, and goodwill and a $35.4 million impairment charge in continuing operations related to goodwill. Cash provided by operating activities from continuing operations, including changes in working capital, was $24.7 million for the nine months ended September 30, 2013.

The principal source of liquidity in the future will be cash flows from continuing operations. In order to operate profitably on a continuous basis in the future, the Company must increase revenue and eliminate costs to achieve and maintain positive operating margins. The Company has taken actions, including divestitures and workforce reductions, in seeking to achieve profitability and to meet the financial and non-financial obligations and covenants contained within the senior secured credit facility. The Company’s ability to generate sufficient cash flows in 2013 has been negatively impacted by the business challenges in its mortgage default foreclosure business and public notice revenues. Any failure to comply with the credit facility covenants in the future may result in an event of default, which if not cured or waived, could result in the lenders accelerating the maturity of the Company’s indebtedness or preventing access to additional funds under the credit facility, or requiring prepayment of outstanding indebtedness under the credit facility. If the maturity of the indebtedness is accelerated, sufficient cash resources to satisfy the debt obligations may not be available and the Company may not be able to continue operations as planned. The indebtedness under the credit agreement is secured by a security interest in substantially all tangible and intangible assets of the Company. If the Company is unable to repay such indebtedness, the banks could foreclose on these assets. Any noncompliance with the bank covenants, or a determination by the Company to take steps to avoid the risk of noncompliance with the bank covenants, may cause the Company to divest additional businesses, seek additional funds through the equity markets, raise funds through debt instruments, or curtail planned activities and operations. Additional funding may not be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, dilution to existing shareholders may result.

As described in Note 16, the senior secured credit facility was amended on October 31, 2013. Among other changes, the amendment changes the maturity date of the credit facility from December 6, 2015 to December 31, 2014 and requires the Company to generate $50.0 million in cash through one or more liquidity transactions separate from its operating activities, such as a sale of assets or issuance of equity or subordinated debt, by March 31, 2014 (or to have entered into a definitive agreement by March 31, 2014 for a transaction or transactions that will generate $50.0 million in cash by May 31, 2014) and to use the proceeds from such transaction or transactions to pay down outstanding loans under the credit facility.

Note 2. Assets Held for Sale and Discontinued Operations

The Company sold its NDeX South, NDeX Indiana and NDeX Michigan operations within its Mortgage Default Processing Services segment in the third quarter of 2013. The divestitures provided total consideration to the Company of $21.3 million, with a total of $5.7 million cash paid to the Company, three promissory notes totaling $13.1 million with payment terms between three to five years, and the remaining amount as an assumption by the buyers of certain liabilities. The Company recorded a net pretax loss of $1.1 million on the sale of these businesses during the quarter ended September 30, 2013. The operations and cash flows of these operations have been eliminated from ongoing operations as the Company will not have significant continuing involvement in the operations after the sale.

The Company committed to sell NDeX South in the second quarter of 2013 and, as such, recorded a non-cash held-for-sale impairment charge of $58.4 million in discontinued operations consisting of $55.1 million in finite-lived intangible assets (specifically, the services agreement and customer list) reducing its carrying value of $59.6 million to $4.5 million, and an impairment of $3.3 million in indefinite-lived intangible assets, reducing the original carrying value of $4.2 million to $0.9 million. The Company committed to sell NDeX Indiana in the first quarter of 2013. The Company recorded a charge to bad debt for $1.2 million related to unbilled receivables due from its NDeX Indiana law firm customer in the second quarter.

Due to the continued depressed operating results in the Mortgage Default Processing Services segment, the Company performed impairment tests on the NDeX Michigan long-lived assets in the second quarter of 2013. As a result of the impairment test, the Company recorded a total of $27.7 million in non-cash impairment charges in the second quarter to reduce the carrying value of these assets, of which $1.8 million was property and equipment, $23.6 million was finite-lived intangible assets (specifically long-term service contracts) and $2.3 million was indefinite-lived intangible assets.

The Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment, DataStream and LISA in the first quarter of 2013. The businesses’ operations and cash flows have been eliminated from ongoing operations as a result of the anticipated sales and the Company will not have significant continuing involvement in the operations after the sales. The Company classified the assets and liabilities of these operations as held for sale.

As part of the held-for-sale impairment test in the first quarter of 2013, the Company impaired $1.3 million in indefinite-lived assets, reducing the original carrying value of $1.7 million to $0.4 million. The Company allocated $2.2 million of the Business Information segment’s goodwill to the disposal group and impaired $0.6 million of the allocated goodwill. The Company measured the property and equipment and finite-lived assets of the disposal group at the lower of its carrying amount or fair value less cost to sell. This resulted in a $0.9 million and $7.9 million impairment on property and equipment and finite-lived assets, respectively. The Company recorded a total of $10.7 million in non-cash impairment charges in the quarter in discontinued operations.

In 2012, the Company sold The Colorado Springs Business Journal, The Mississippi Business Journal, and its NDeX Florida operations. The Company classified the results of these operations as discontinued operations.

The assets and liabilities of these businesses and operations classified as held for sale as of September 30, 2013, are summarized as follows (in thousands):

September 30,
2013
Property and Equipment	$347
Intangible Assets and Goodwill	4,638

Total assets held for sale	$4,985

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total revenues	$4,423	$26,418	$36,321	$86,742

Discontinued operations before income taxes	$(1,469)	$(165,357)	$(109,090)	$(164,337)
Income tax benefit (expense)	417	54,264	(152)	53,565

Discontinued operations, net of tax	$(1,052)	$(111,093)	$(109,242)	$(110,772)

Note 3. Basic and Diluted Loss Per Share

Basic per share amounts are computed, generally, by dividing net loss attributable to The Dolan Company by the weighted-average number of common shares outstanding. The Company has employed the two-class method to calculate loss per share, as it relates to the redeemable noncontrolling interest in NDeX, based on net loss attributable to its common stockholders. At September 30, 2013, there were 700,000 shares of preferred stock issued and outstanding. There were no shares of preferred stock issued and outstanding as of December 31, 2012. Dividends on preferred stock increase the net loss allocable to common stockholders. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments (see Note 14 for information on stock options and restricted stock) unless their effect is anti-dilutive, thereby reducing the loss per share or increasing the income per share.

The following table computes basic and diluted net loss attributable to The Dolan Company per share (in thousands except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss attributable to The Dolan Company	$(27,476)	$(103,504)	$(175,079)	$(98,417)
Income allocated to preferred shares	(372)	—	(992)	—

Net loss attributable to The Dolan Company common stockholders	$(27,848)	$(103,504)	$(176,071)	$(98,417)

Basic and Diluted:
Shares used in the computation of basic net income per common share	30,537	30,327	30,445	30,260

Net loss attributable to The Dolan Company common stockholders per share — basic and diluted	$(0.91)	$(3.41)	$(5.78)	$(3.25)

For the three and nine months ended September 30, 2013, options to purchase approximately 3.3 million and 3.1 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2012, options to purchase approximately 2.6 million and 2.2 million weighted shares of common stock, respectively, were excluded from the computation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2013, and 2012, options to purchase approximately 0.1 million weighted shares of common stock were excluded from the computation because of the reported net loss.

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

Note 5. Derivative Instruments

The Company has entered into two interest rate swap agreements to manage the risk associated with a portion of its floating-rate long-term debt. The Company does not utilize derivative instruments for speculative purposes. Both interest rate swaps involve the exchange of fixed-rate and variable-rate payments without the exchange of the underlying notional amount on which the interest payments are calculated. The notional amount of the first interest rate swap agreement was $50.0 million through December 30, 2012, is $35.0 million from December 31, 2012 through December 30, 2013, and $25.0 million from December 31, 2013 through June 30, 2014. The notional amount of the second interest rate swap agreement is $25.0 million through December 31, 2014. The Company has designated both swaps as cash flow hedges and has determined that they qualify for hedge accounting treatment. Changes in fair value of the cash flow hedge are recorded in other comprehensive loss (net of tax) until income or loss from the cash flows of the hedged item is realized.

At September 30, 2013, and December 31, 2012, the Company had $0.2 million and $0.9 million, respectively, in other accumulated comprehensive loss related to unrealized losses (net of tax) on the cash flow hedges. Unrealized gains and losses are reflected in net loss when the related cash flows or hedged transactions occur and offset the related performance of the hedged item.

The cash flow hedges were highly effective for the nine months ended September 30, 2013. The Company does not expect to reclassify any amounts from other comprehensive income to net loss during 2013. The occurrence of these related cash flows and hedged transactions remains probable.

The Company had liabilities of $0.7 million and $1.4 million resulting from interest rate swaps at September 30, 2013, and December 31, 2012, respectively, which are included in other liabilities on the balance sheet. Total floating-rate borrowings not offset by the swap agreements at September 30, 2013, totaled $71.3 million.

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

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of September 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$711	$—	$711
Redeemable noncontrolling interest in DiscoverReady	—	—	7,836	7,836

Total	$—	$711	$7,836	$8,547

The following table summarizes the balances of liabilities measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Interest rate swaps	$—	$1,421	$—	$1,421
Redeemable noncontrolling interest in DiscoverReady	—	—	7,283	7,283

Total	$—	$1,421	$7,283	$8,704

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2013 (in thousands):

Redeemable NCI in DiscoverReady
Balance at June 30, 2013	$14,946
Minority partners’ share of earnings	(78)
Distributions to minority partners	(246)
Fair value adjustment included in additional paid-in capital	(6,786)

Balance at September 30, 2013	$7,836

The following table summarizes the changes in fair value for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 (in thousands):

Redeemable NCI in DiscoverReady
Balance at December 31, 2012	$7,283
Minority partners’ share of earnings	892
Distributions to minority partners	(498)
Fair value adjustment included in additional paid-in capital	159

Balance at September 30, 2013	$7,836

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment).

The following table summarizes the adjusted basis of non-financial assets measured at fair value on a non-recurring basis as of September 30, 2013 (in thousands):

	Level 1	Level 2	Level 3	Total
Long-lived assets, indefinite lived assets, and goodwill held for sale (a)	$—	$—	$4,985	$4,985
Goodwill (b)	—	—	23,899	23,899

	$—	$—	$28,884	$28,884

The following table summarizes the adjusted basis on non-financial assets measured at fair value on a non-recurring basis as of December 31, 2012 (in thousands):

	Level 1	Level 2	Level 3	Total
Long-lived assets held and used (c)	$—	$—	$1,120	$1,120

(a)	In the first quarter of 2013, the Company recorded held for sale impairment charges of $10.7 million, of which $0.9 million was property and equipment, $7.9 million was finite-lived intangible assets, $1.3 million was indefinite-lived intangible assets, and $0.6 million was goodwill, related to two of its stand-alone businesses within the Business Information segment, reducing the original carrying value of these assets from $15.7 million to $5.0 million. See Note 2 for additional discussion of these impairments recorded within discontinued operations.

(b)	The Company recorded a preliminary goodwill impairment charge of $35.4 million during the third quarter of 2013 in its Business Information segment. This impairment reduced goodwill in the Business Information segment to a carrying value of $23.9 million. See Note 8 for additional discussion of this impairment.
(c)	The Company recorded an impairment charge of $19.9 million, of which $0.3 million was property and equipment and $19.6 million was finite-lived intangible assets, in 2012 related to certain long-lived assets held and used in its Mortgage Default Processing Services segment. This impairment reduced the original carrying value of these assets from $21.0 million to $1.1 million.

Fair Value of Financial Instruments: The carrying value of cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these instruments. The carrying value of the Company’s debt is the remaining amount due to its debtors under borrowing arrangements. To estimate the fair value of its debt, the Company estimates an interest rate it would be required to pay if it had to refinance its debt. At September 30, 2013, the fair value of variable-rate debt under the Company’s senior credit facility approximated its carrying value.

Note 7. Investments

Investments consisted of the following at September 30, 2013, and December 31, 2012 (in thousands):

	Accounting	Percent	September 30,	December 31,
	Method	Ownership	2013	2012
The Detroit Legal News Publishing, LLC	Equity	35.0%	$7,733	$9,535
Other	Cost	13.0%	534	534

Total			$8,267	$10,069

For the three and nine months ended September 30, 2013, and 2012, the equity in (loss) earnings of affiliates is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
The Detroit Legal News Publishing, LLC	$(132)	$401	$(227)	$1,452
Other	—	(5)	—	(32)

Total	$(132)	$396	$(227)	$1,420

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

The following tables summarize certain key information relating to the Company’s investment in DLNP as of September 30, 2013, and December 31, 2012, and for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	As of September 30,	As of December 31,
	2013	2012
Carrying value of investment	$7,733	$9,535
Underlying finite-lived customer list, net of amortization	3,267	4,398

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Equity in (losses) earnings of DLNP, net of amortization of customer list	$(132)	$401	$(227)	$1,452
Distributions received	280	784	1,575	2,247
Amortization expense	377	377	1,131	1,131

Note 8. Long-lived Assets and Goodwill

In the third quarter of 2013, due to the continued downturn in the mortgage default industry, particularly as it relates to the public notice revenues in the Company’s Business Information segment, the Company performed impairment tests on the Business Information segment’s long-lived assets and goodwill. As part of the goodwill impairment test, the fair value of the reporting unit was determined using a combination of discounted cash flows and market approach. An impairment on the Business Information segment was indicated. The Company then undertook the next steps in the impairment testing process by determining the fair value of assets and liabilities for the reporting unit. Although the impairment test is not complete as of the date of this filing, the Company believes an impairment loss is probable and recorded a preliminary $35.4 million non-cash goodwill impairment charge in the third quarter based upon its best estimate. Completion of the impairment test may result in an adjustment to this estimate.

The Company sold its NDeX South, NDeX Indiana and NDeX Michigan operations within its Mortgage Default Processing Services segment in the third quarter of 2013. As discussed in Note 2, certain long-lived assets were impaired in the second quarter of 2013. In the first quarter of 2013, the Company committed to a plan of action to sell two of its stand-alone businesses within the Business Information segment, DataStream and LISA. As part of the held for sale impairment test, the Company allocated a portion of the Business Information segment’s goodwill to the disposal group of $2.2 million. As discussed in Note 2, the allocated goodwill and certain indefinite-lived intangible assets were tested for impairment and are reported as held for sale. The Company performed an interim test on the goodwill of the retained businesses in the Business Information segment, resulting in no impairment.

Goodwill: The Company reviews goodwill for impairment annually in the fourth quarter or whenever an indicator is identified which suggests impairment may be present. As discussed above, in the third quarter of 2013, the Company recorded a preliminary pre-tax goodwill impairment charge of $35.4 million in its Business Information segment as shown in the table below. As discussed above, in the first quarter of 2013, the Company allocated $2.2 million of its goodwill in its Business Information segment to the disposal group as shown in the table below and impaired $0.6 million of the allocated goodwill.

The following table represents the balances of goodwill (in thousands):

	Mortgage Default Processing Services	Litigation Support Services	Business Information	Total
Goodwill as of December 31, 2011	$131,710	$80,272	$62,843	$274,825
Impairment	(131,710)	—	—	(131,710)

Goodwill as of December 31, 2012	—	80,272	62,843	143,115
Impairment	—	—	(35,414)	(35,414)
Allocated to disposal group	—	—	(2,244)	(2,244)

Goodwill as of September 30, 2013	$—	$80,272	$25,185	$105,457

Indefinite-Lived Intangible Assets: Indefinite-lived intangible assets consist of trademarks and domain names that the Company has determined have an indefinite life and therefore will not be amortized. The Company reviews indefinite-lived intangible assets for impairment annually in the fourth quarter or whenever an indicator is identified which suggests impairment may be present. As discussed in Note 2, during the quarter ended June 30, 2013, the Company recorded an impairment charge of $5.6 million on indefinite-lived intangible assets in NDeX South and NDeX Michigan in the Mortgage Default Processing Services segment, reducing the carrying value of $6.5 million to $0.9 million. As discussed in Note 2, during the quarter ended March 31, 2013, the Company recorded an impairment charge of $1.3 million on indefinite-lived intangible assets in a certain disposal group in the Business Information segment, reducing the carrying value of $1.7 million to $0.4 million. All remaining indefinite-lived intangible assets of $0.4 million are reported as held for sale as of September 30, 2013.

As of December 31, 2012, there was $8.2 million in indefinite-lived intangible assets, of which $6.5 million was in the Mortgage Default Processing Services segment and $1.7 million was in the Business Information segment.

Finite-Lived Intangible Assets: As discussed in Note 2, during the quarter ended June 30, 2013, the Company recorded an impairment charge of $78.7 million on finite-lived intangible assets in NDeX South and NDeX Michigan in discontinued operations in the Mortgage Default Processing Services segment, reducing the carrying value of $84.5 million to $5.8 million. During the quarter ended March 31, 2013, the Company recorded an impairment charge of $7.9 million in the Business Information Segment. The following table summarizes the components of finite-lived intangible assets as of September 30, 2013 and December 31, 2012 (in thousands except amortization periods which are in years):

		As of September 30, 2013			As of December 31, 2012
	Amortization	Gross	Accumulated		Gross	Accumulated
	Period	Amount	Amortization	Net	Amount	Amortization	Net
Mastheads	30	$11,045	$(3,477)	$7,568	$11,045	$(3,202)	$7,843
Customer lists/relationships	2-15	82,909	(39,709)	43,200	126,001	(46,586)	79,415
Noncompete agreements	4-5	1,764	(1,736)	28	5,302	(4,793)	509
Long-term service contracts	6-12	1,113	(115)	998	91,841	(27,758)	64,083
Trademark/domain names	10	1,635	(640)	995	1,651	(521)	1,130
Trade names	15	6,969	(2,487)	4,482	6,969	(1,865)	5,104
Technology	5-20	—	—	—	4,875	(747)	4,128

Total finite-lived intangibles		$105,435	$(48,164)	$57,271	$247,684	$(85,472)	$162,212

Total amortization expense for finite-lived intangible assets for the three months ended September 30, 2013 and 2012, was approximately $2.2 million and $2.4 million, respectively, and for the nine months ended September 30, 2013, and 2012, was approximately $6.7 million and $7.3 million, respectively.

Note 9. Long-Term Debt, Capital Lease Obligation

A summary of long-term debt is as follows (in thousands):

	September 30,	December 31,
	2013	2012
Senior secured debt (see below):
Senior variable-rate term note	$106,831	$137,500
Senior variable-rate revolving note	24,500	28,200

Total senior secured debt	131,331	165,700
Capital lease obligations	216	343

	131,547	166,043
Less current portion	131,474	15,162

Long-term debt, less current portion	$73	$150,881

Senior Secured Debt: The Company and its consolidated subsidiaries had a credit agreement with a syndicate of banks for a $190.0 million senior secured credit facility comprised of a term loan facility with an outstanding balance of $131.3 million at September 30, 2013, due and payable in quarterly installments, and a revolving credit facility in an aggregate amount of up to $40.0 million (of which $24.5 million was drawn at September 30, 2013). On July 8, 2013, the Company entered into a fifth amendment to the Credit Agreement. Among other changes, this fifth amendment permits the Company to engage in certain divestiture transactions, and requires that a portion of the cash proceeds from such transactions be used to pay down outstanding loans under the Credit Agreement. On October 31, 2013, the Company entered into a sixth amendment to the Credit Agreement which changes the final maturity date from December 6, 2015 to December 31, 2014 and accelerates payment terms. As a result, all amounts outstanding under the Credit Agreement were classified as a current liability as of September 30, 2013. The Company paid fees of approximately $0.9 million in connection with the sixth amendment.

At September 30, 2013, the Company did not comply with the minimum adjusted EBITDA and total cash flow leverage ratio covenants in the Credit Agreement. However, the sixth amendment waived this default. Additional terms of the sixth amendment are described in Note 16.

Note 10. Common and Preferred Stock

In January 2013, the Company sold 700,000 shares (the “Shares”) of newly designated 8.5% Series B Cumulative Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Shares were offered to the public at a price of $23.00 per share and have a $25.00 per share liquidation preference. Proceeds of $15.0 million, net of underwriting commission of $0.9 million and offering expenses of $0.2 million were used to pay existing debt under the senior credit facility. The Series B Preferred Stock is redeemable at the Company’s option beginning on January 31, 2018, or upon a change in control, has no maturity date, and contains certain conversion rights to common stock in the event of a change in control. The Company paid a $0.4 million preferred stock dividend in the third quarter of 2013 and declared a $0.4 million preferred stock dividend payable to holders of record as of September 30, 2013, to be paid in the fourth quarter of 2013.

On September 17, 2013, the Company entered into a Rights Agreement in an effort to deter acquisitions of its common stock that would potentially limit its ability to use its built-in losses and any resulting net loss carryforwards to reduce potential future federal income tax obligations.

Under the Rights Agreement, after October 1, 2013, each share of Common Stock will carry with it one right (a “Right”) to purchase Series C Junior Participating Preferred Stock until the Rights become exercisable or expire on September 17, 2016. The Rights will work to impose a significant penalty upon any person or group that acquires 4.99% or more of the outstanding common stock without the approval of the Company’s Board of Directors. The Board may, in its sole discretion, exempt any person or group for purposes of the Rights Agreement.

In conjunction with the Rights Agreement, the Company designated 50,000 shares of Series C Junior Participating Preferred Stock (the “Series C Preferred Stock”). The Series C Preferred Stock is not redeemable, entitles its holders to the same dividends, if any, paid on one share of Common Stock, and entitles its holders to a per share payment equal to the payment made on one share of Common Stock if shares of Common Stock are exchanged via merger, consolidation or a similar transaction.

Note 11. Income Taxes

For the nine months ended September 30, 2013, the Company recorded an income tax expense of $40.9 million on losses from continuing operations. This amount includes a discrete tax expense of $48.8 million, primarily as a result of the Company recording a full valuation allowance against all of its federal and state deferred tax assets in the quarter ended June 30, 2013.

As previously discussed, during the third quarter ended September 30, 2013, the Company recorded a preliminary impairment charge of $35.4 million on goodwill in its Business Information segment. About two thirds of this charge reduced a related deferred tax liability, and accordingly the Company’s net deferred tax assets. The corresponding valuation allowance reduction resulted in approximately $5.6 million of tax benefit for the nine months ended September 30, 2013. Additional tax benefit recorded for the nine-month period ended September 30, 2013, related to the portion of the current year tax loss which is expected to be carried back to 2011 for a cash refund of previously paid taxes.

For the nine months ended September 30, 2012, the Company recorded income tax expense of $2.5 million, or 48.2% of income from continuing operations before income taxes. The Company’s tax rate for 2012 differed from the federal statutory rate of 35% due to state income tax expense, the impact of noncontrolling interests and discrete items recorded during the period related primarily to stock- based compensation and the recording of a valuation allowance against state net operating losses.

In determining that a valuation allowance should be established against its deferred tax assets the Company considered all available evidence, using a “more likely than not” standard. The Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets.

In making such assessments, more weight was given to objectively verified evidence. The Company’s current and previous losses were given more weight than its future outlook. Under this approach, the recent cumulative losses were a significant piece of negative evidence which ultimately impacted the Company’s ability to rely on future taxable income projections in determining the amount of valuation allowance to be recorded. Future sources of taxable income considered in determining the amount of recorded valuation allowance included:

•	Taxable income in prior carryback years, if carryback is permitted under the tax law;

•	Future reversals of existing taxable temporary differences, excluding those related to indefinite-lived intangible assets;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carryforwards.

On a quarterly basis, we are required to evaluate all positive and negative evidence, as discussed above, in determining if the valuation allowance is fairly stated. Based on our review of this evidence, we continue to believe that a full valuation allowance against all of the Company’s deferred tax assets at September 30, 2013 is appropriate.

Note 12. Major Customers

The Company has one litigation support services customer, a large financial services company, which accounted for 23.6% and 28.6% of the Company’s total revenues for the three and nine months ended September 30, 2013, respectively.

Note 13. Reportable Segments

The Company has two operating divisions: Professional Services and Business Information, and three reportable segments: (1) Mortgage Default Processing Services; (2) Litigation Support Services; and (3) Business Information. The Mortgage Default Processing Services and Litigation Support Services segments are part of the Professional Services Division as these segments provide professional services supporting, primarily, attorneys and/or their clients. The Business Information segment is part of the Business Information Division. The Mortgage Default Processing Services segment generates revenue from NDeX, which provides mortgage default processing and related services to its Minnesota customer. The Litigation Support Services segment generates revenue by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. Both of these operating segments generate revenues through fee-based arrangements. The Business Information segment provides products, data and certain services through subscription-based products and a variety of media, including court and commercial newspapers, weekly business journals and the Internet. The Business Information segment generates revenues primarily from display and classified advertising (which includes events), public notices, and subscriptions and other. The Company determined its reportable segments based on the types of products sold and services performed.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total
Three Months Ended September 30, 2013
Revenues	$505	$19,380	$15,575	$—	$35,460
Direct operating expenses	(220)	(8,578)	(5,564)	—	(14,362)
Selling, general and administrative expenses	(173)	(6,713)	(7,177)	(2,040)	(16,103)
Amortization and depreciation	(28)	(2,341)	(989)	(268)	(3,626)
Impairment of long-lived assets and goodwill	—	—	(35,414)	—	(35,414)
Equity in loss of affiliates	—	—	(132)	—	(132)

Operating income (loss)	$84	$1,748	$(33,701)	$(2,308)	$(34,177)

Three Months Ended September 30, 2012
Revenues	$487	$26,950	$17,288	$—	$44,725
Direct operating expenses	(192)	(10,234)	(6,125)	—	(16,551)
Selling, general and administrative expenses	(275)	(7,890)	(7,348)	(2,860)	(18,373)
Amortization and depreciation	(181)	(2,183)	(1,070)	(149)	(3,583)
Fair value and other adjustments on earnout liabilities	—	1,514	—	—	1,514
Impairment of long-lived assets and goodwill	(9,317)	—	—	—	(9,317)
Equity in earnings of affiliates	—	—	396	—	396

Operating (loss) income	$(9,478)	$8,157	$3,141	$(3,009)	$(1,189)

	Professional Services
	Mortgage
	Default	Litigation	Business
	Processing	Support	Information	Corporate	Total
Nine Months Ended September 30, 2013
Revenues	$1,423	$68,212	$47,949	$—	$117,584
Direct operating expenses	(658)	(29,993)	(17,660)	—	(48,311)
Selling, general and administrative expenses	(586)	(20,548)	(22,063)	(5,877)	(49,074)
Amortization and depreciation	(82)	(6,834)	(3,081)	(909)	(10,906)
Fair value and other adjustments on earnout liabilities	—	5,021	—	—	5,021
Impairment of long-lived assets and goodwill	—	—	(35,414)	—	(35,414)
Equity in loss of affiliates	—	—	(227)	—	(227)

Operating income (loss)	$97	$15,858	$(30,496)	$(6,786)	$(21,327)

Nine Months Ended September 30, 2012
Revenues	$1,587	$61,565	$53,313	$—	$116,465
Direct operating expenses	(676)	(25,260)	(19,155)	—	(45,091)
Selling, general and administrative expenses	(829)	(22,520)	(23,006)	(6,318)	(52,673)
Amortization and depreciation	(705)	(6,529)	(3,225)	(467)	(10,926)
Fair value and other adjustments on earnout liabilities	—	11,576	—	—	11,576
Impairment of long-lived assets and goodwill	(9,317)	—	—	—	(9,317)
Equity in earnings of affiliates	—	—	1,420	—	1,420

Operating (loss) income	$(9,940)	$18,832	$9,347	$(6,785)	$11,454

Note 14. Share-Based Compensation

The Company has reserved 4.8 million shares of its common stock for issuance under its incentive compensation plan, of which there were 0.4 million shares available for issuance as of September 30, 2013. Total share-based compensation expense related to stock options and restricted stock for the three months ended September 30, 2013 and 2012, was $0.6 million and $0.9 million, respectively and for the nine months ended September 30, 2013 and 2012, was $2.1 million and $2.8 million, respectively.

Stock Options: Share-based compensation expense related to stock options for the three months ended September 30, 2013 and 2012, was $0.3 million and $0.4 million, respectively and for the nine months ended September 30, 2013 and 2012, was $1.0 million and $1.4 million, respectively.

The following assumptions were used to estimate the fair value of stock options granted in 2013:

Dividend Yield	0.0%
Expected volatility	50.0%
Risk free interest rate	0.70 - 0.90%
Expected term of options	4.25 - 4.5 years
Weighted average grant date fair value	$0.65 - 0.77

The following table represents stock option activity for the nine months ended September 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Life (in years)
Outstanding options at December 31, 2012	2,547,195	$12.18	3.59
Granted	1,191,000	1.79	—
Canceled or forfeited	(633,415)	12.06	—

Outstanding options at September 30, 2013	3,104,780	$8.22	4.28

Options exercisable at September 30, 2013	1,571,729	$12.65	2.44

At September 30, 2013, the aggregate intrinsic value of options outstanding and options exercisable were $0.6 million and zero, respectively. At September 30, 2013, there was $1.8 million of unrecognized compensation cost related to outstanding options, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Grants: Share-based compensation expense related to grants of restricted stock was $0.3 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and was $1.1 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table represents a summary of nonvested restricted stock activity for the nine months ended September 30, 2013:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested, December 31, 2012	626,943	$8.14
Vested	(210,498)	8.50
Canceled or forfeited	(93,902)	8.80

Nonvested, September 30, 2013	322,543	$7.71

Total unrecognized compensation expense for unvested restricted shares of common stock as of September 30, 2013, was $1.9 million, which is expected to be recognized over a weighted-average period of 1.5 years.

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

Note 16. Subsequent Events

On October 30, 2013, the Company, DiscoverReady LLC, and DR Holdco LLC (the minority owner of DiscoverReady) entered into Amendment No. 3 to the Third Amended and Restated Limited Liability Company Agreement. This amendment changed the timing for the put and call rights of the Company and DR Holdco with respect to DR Holdco’s remaining common units in DiscoverReady. The previous optional put/call exercise period was to begin on November 2, 2013 and continue until February 2, 2014, and the amendment changes this period to five future optional exercise periods of April 15 to July 15 in each of the years 2014, 2015, 2016, 2017, and 2018. The amendment also requires the Company to pay for common units owned by DR Holdco LLC in immediately available funds if the Company exercises its call right to purchase the units.

On October 31, 2013, the Company entered into a sixth amendment to its Third Amended and Restated Credit Agreement, dated as of December 6, 2010. Among other changes, the sixth amendment changes the maturity date of the Credit Agreement from December 6, 2015 to December 31, 2014, reduces the aggregate amount available in the revolving credit facility from $40.0 million to $39.5 million after September 30, 2014, increases the applicable interest rate by 1%, requires payment of initial and ongoing fees including a fee of 1% of the total outstanding loan commitment on April 1, July 1, and October 1, 2014, waives the Company’s default with respect to certain financial covenants as of September 30, 2013, adds a new financial covenant related to the senior leverage ratio and makes certain other adjustments to the covenants and restrictions applicable to the Company, limits capital expenditures, and increases the frequency of required prepayments. In addition, the sixth amendment requires the Company to generate $50.0 million in cash through one or more liquidity transactions separate from its operating activities such as a sale of assets or issuance of equity or subordinated debt by March 31, 2014 (or to have entered into a definitive agreement by March 31, 2014 for a transaction or transactions that will generate $50.0 million in cash by May 31, 2014) and to use the proceeds from such transaction or transactions to pay down outstanding loans under the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recommend that you read the following discussion and analysis in conjunction with our unaudited condensed consolidated interim financial statements and the related notes included in this report.

In this quarterly report on Form 10-Q, unless the context requires otherwise, the terms “we,” “us,” and “our” refer to The Dolan Company and its consolidated subsidiaries. When we refer to “National Default Exchange” or “NDeX” in this report, we mean our mortgage default processing operations in Minnesota. When we refer to “NDeX South” in this report, it means the entities that constitute the mortgage default processing operations serving the Texas, California, Georgia and Nevada markets sold on July 8, 2013 which are included in discontinued operations. When we refer to “NDeX Indiana” in this report, it means the entity that constitutes the mortgage default processing operations servicing the Indiana market sold on July 24, 2013, which is included in discontinued operations. When we refer to “NDeX Michigan” in this report, it means the entity that constitutes the mortgage default processing operations servicing the Michigan market sold on August 31, 2013, which is included in discontinued operations.

Cautionary Note Regarding Forward-Looking Statements

This discussion and analysis includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Forward-looking statements reflect our current expectations and projections about our future results, performance, prospects and opportunities and can often be identified by use of words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate,” “should,” “could,” “potential,” “goal,” “strategy,” “continue” and similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•	Our ability to fund our ongoing operations, repay our indebtedness, pay dividends on our preferred stock, fund capital expenditures, make divestitures on acceptable terms, and make any acquisitions;

•	Our ability to comply with covenants in our debt instruments;

•	Our ability to obtain waivers from our lenders of any failure to comply with covenants in our debt instruments or of events of default;

•	Our ability to amend our debt instruments in the future;

•	Our ability to retain key customers and develop new customer relationships in our litigation support services segment;

•	The possibility that we may have to record significant charges to earnings as a result of impairment of our long-lived assets;

•	Our ability to retain key personnel;

•	The risk that our customers fail to timely pay us for our services, or at all;

•	The effect of existing and future legislation, government investigations, litigation, court orders, settlements and client slow-downs on our mortgage default processing services and public notice operations;

•	The adverse resolution of a future lawsuit or claim against us;

•	The failure or disruption of our proprietary case management software systems, our document hosting, processing, conversion and review systems, or our website and online networks;

•	The volatility of our common stock; and

•	The effect of changes in the economies and demographics of the markets that we serve.

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

Overview

We are a leading provider of professional services and business information to legal, financial and real estate sectors in the United States. We serve our customers through two complementary operating divisions: our Professional Services Division and our Business Information Division. Our Professional Services Division comprises two reporting segments: mortgage default processing services and litigation support services. Through our subsidiary, NDeX, we now provide mortgage default processing services to one law firm customer located in Minnesota. Our subsidiaries DiscoverReady and Counsel Press compose our litigation support services reporting segment. DiscoverReady provides outsourced discovery management and document review services to major United States companies and their counsel. Counsel Press provides appellate services to law firms and attorneys nationwide. Our Business Information Division produces legal publications, business journals, court and commercial media, other highly focused online information products and services, and operates web sites and produces events for targeted professional audiences in 19 geographic markets across the United States. Our information is delivered through a variety of methods, including approximately 60 print publications and 80 web sites.

Our total revenues decreased $9.3 million, or 20.7%, from $44.7 million for the three months ended September 30, 2012, to $35.5 million for the three months ended September 30, 2013, primarily as a result of a $7.6 million decrease in our litigation support services revenues and a $1.7 million decrease in our business information revenues. The decrease in litigation support services revenues was driven by a decrease in new work from DiscoverReady’s largest customer. The decrease in business information revenues was driven primarily by a decrease in public notice revenue related to foreclosures. Loss from continuing operations before taxes decreased from a loss of $3.4 million for the three months ended September 30, 2012, to a loss of $36.9 million for the current quarter. This decrease was primarily the result of non-cash goodwill impairment charge in the Business Information segment in 2013, as discussed below. Total revenues from discontinued operations decreased from $26.4 million for the three months ended September 30, 2012, to $4.4 million for three months ended September 30, 2013, as a result of the sale of our NDeX Florida operations in the second half of 2012 and the sale of our NDeX South, NDeX Indiana, and NDeX Michigan operations in the third quarter of 2013.

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

ShareholderRights Agreement

On September 17, 2013, we entered into a Rights Agreement. We entered into the Rights Agreement in an effort to deter acquisitions of our common stock that would potentially limit our ability to use our built-in losses and any resulting net loss carryforwards to reduce potential future federal income tax obligations.

Under the Rights Agreement, after October 1, 2013, each share of Common Stock will carry with it one right (a “Right”) to purchase Series C Junior Participating Preferred Stock until the Rights become exercisable or expire on September 17, 2016. The Rights will work to impose a significant penalty upon any person or group that acquires 4.99% or more of the outstanding common stock without the approval of our Board of Directors. The Board may, in its sole discretion, exempt any person or group for purposes of the Rights Agreement.

In conjunction with the Rights Agreement, the Company designated 50,000 shares of Series C Junior Participating Preferred Stock (the “Series C Preferred Stock”). The Series C Preferred Stock is not redeemable, entitles its holders to the same dividends equal to the dividends, if any, paid on one share of Common Stock, and entitles its holders to a per share payment equal to the payment made on one share of Common Stock if shares of Common Stock are exchanged via merger, consolidation or a similar transaction.

Discontinued Operations / Assets Held for Sale

We sold the operations of NDeX South, NDeX Indiana and NDeX Michigan within our Mortgage Default Processing Services segment in the third quarter of 2013. The operations and cash flows of NDeX South, NDeX Indiana and NDeX Michigan have been eliminated from ongoing operations as we do not expect to have significant continuing involvement in the operations after the sale.

In the second quarter of 2013, we recorded a total of $58.4 million in non-cash held-for-sale impairment charges to reduce the carrying value of the assets of NDeX South, of which $55.1 million was finite-lived intangible assets and $3.3 million indefinite-lived intangible assets. We recorded a charge to bad debt for $1.2 million related to unbilled receivables due from our NDeX Indiana law firm customer in the second quarter.

Due to the continued depressed operating results in the Mortgage Default Processing Services segment, we performed impairment tests on the NDeX Michigan long-lived assets in the second quarter of 2013. As a result of the impairment test, we recorded a total of $27.7 million in non-cash impairment charges in the second quarter to reduce the carrying value of these assets, of which $1.8 million was property and equipment, $23.6 million was finite-lived intangible assets (specifically long-term service contracts) and $2.3 million was indefinite-lived intangible assets.

We have committed to a plan of action to sell two of our stand-alone businesses within the Business Information segment, DataStream and LISA. As a result, in the first quarter of 2013 we recorded a total of $10.7 million in non-cash held-for-sale impairment charges to reduce the carrying value of these assets, of which $0.9 million was property and equipment, $7.9 million was finite-lived intangible assets, $1.3 million was indefinite-lived intangible assets and $0.6 million was goodwill. The businesses’ operations and cash flows were eliminated from ongoing operations as a result of the anticipated sales and we will not have significant continuing involvement in the operations after the sales. At September 30, 2013, the assets of these operations have been classified as held for sale.

In 2012, we sold The Colorado Springs Business Journal, The Mississippi Business Journal, and our NDeX Florida operations. We have classified the results of these operations through the respective sale dates (net of tax benefit) as discontinued operations.

Major Customer

The Company has one litigation support services customer, a large financial services company, which accounted for 23.6% and 28.6% of the Company’s total revenues for the three and nine months ended September 30, 2013, respectively. Revenues in the litigation support segment decreased in the three months ended September 30, 2013, primarily as a result of a reduction in new work from this customer. We believe this reduction resulted from the customer’s evaluation of the Company’s overall financial condition. DiscoverReady has a long-standing relationship with the customer and a track record of excellent service. After the quarter ended, the customer provided DiscoverReady with new work, and we continue to work on increasing workflow from this customer and to address the customer’s concerns.

Goodwill Impairment

In the third quarter of 2013, due to the continued downturn in the mortgage default industry, particularly as it relates to the public notice revenues in our Business Information segment, we performed impairment tests on the Business Information segment’s long-lived assets and goodwill. As a result, we recorded a preliminary $35.4 million non-cash goodwill impairment charge in the quarter.

Regulatory Environment

Since 2008, federal, state and local governmental entities and leaders have focused significant attention on foreclosures. Some of the legislation and other actions have had an adverse impact on the number of mortgage default case files our NDeX business has been asked to process, the length of time and amount of work it takes to process such files, the time over which we recognize revenue associated with the processing of those files, our margins on our processing work, and the number of foreclosure public notices placed in our Business Information products and DLNP (our equity investment) for publication.

Revenues

We derive revenues from two operating divisions, our Professional Services Division and our Business Information Division, operating as three reportable segments: (1) mortgage default processing services; (2) litigation support services; and (3) business information. For the three and nine months ended September 30, 2013, our total revenues were $35.5 million and $117.6 million, respectively, and the percentage of our total revenues attributed to each of our divisions and segments was as follows:

•	56.1% and 59.2%, respectively, from our Professional Services Division (1.4% and 1.2%, respectively, from mortgage default processing services and 54.7% and 58.0%, respectively, from litigation support services); and

•	43.9% and 40.8%, respectively, from our Business Information Division.

Professional Services. Our Professional Services Division generates revenues primarily by providing mortgage default processing, outsourced discovery management and document review, and appellate services through fee-based arrangements. We further break down our Professional Services Division into two reportable segments, mortgage default processing services and litigation support services.

Mortgage Default Processing Services. Through NDeX, we now assist one law firm in processing foreclosure, bankruptcy, eviction and, to a lesser extent, other mortgage default case files for residential mortgages that are in default. We refer to revenues that NDeX derives as “mortgage default processing service revenues.”

Our mortgage default processing service revenues accounted for 1.4% of our total revenues and 2.5% of our Professional Services Division revenues for the three months ended September 30, 2013, and 1.2% of our total revenue and 2.0% of our Professional Services Division revenues for the nine months ended September 30, 2013. We recognize mortgage default processing service revenues on a proportional performance basis over the period during which the services are provided, the calculation of which requires management to make estimates. For more information regarding how we recognize revenue, please see “Critical Accounting Policies and Estimates – Revenue Recognition” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013.

NDeX’s revenues are primarily driven by the number of residential mortgage default files referred to us, as well as the type of files we process (e.g., foreclosures, evictions, bankruptcies or litigation) because each has a different pricing structure. Although the services agreement with our law firm customer contemplates the review and possible revision of the fees for the services we provide, price increases have not historically affected our mortgage default processing revenues materially. Our services agreement adjusts the fee paid to us for the files we process on an annual basis pursuant to an agreed-upon consumer price index. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013, for more information about the fixed fee per file we charge our law firm customer.

Deferred revenue includes mortgage default processing services billed in advance that we expect to recognize in future periods due to the extended period of time it takes to process certain files. At September 30, 2013, we had such deferred revenue on our balance sheet in the amount of $0.3 million.

Litigation Support Services. Our litigation support services segment generates revenues by providing discovery management and document review services through DiscoverReady and appellate services through Counsel Press. For the three and nine months ended September 30, 2013, our litigation support services revenues accounted for 54.7% and 58.0%, respectively, of our total revenues and 97.5% and 98.0%, respectively, of our Professional Services Division revenues.

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

We recognize litigation support services revenues during the month in which the services are provided. In the case of Counsel Press, this is when our final appellate product is filed with the court. In most cases, DiscoverReady bills its customers each month for the services provided. DiscoverReady’s services consist of multiple element deliverables, and as such, revenue is assigned to each deliverable service and recognized as those services are performed. In situations where we bill our customers in advance of services performed, revenue is deferred until the month it is earned. At September 30, 2013, we recorded an aggregate $0.1 million as deferred revenues related to litigation support services on our balance sheet. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates – Revenue Recognition in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 8, 2013, for more information about how we recognize revenue on DiscoverReady’s multiple element arrangements.

Business Information. Our Business Information Division generates revenues primarily from display and classified advertising, public notice and subscriptions. We sell commercial advertising consisting of display and classified advertising in all of our print products and on most of our web sites. We include within our display and classified advertising revenue those revenues generated by sponsorships, advertising and ticket sales generated by our local events. Our display and classified advertising revenues accounted for 13.7% and 12.7% of our total revenues for the three and nine months ended September 30, 2013, respectively, and 31.2% of our Business Information Division revenues for the three and nine months ended September 30, 2013. We recognize display and classified advertising revenues upon publication of an advertisement in one of our publications or on one of our web sites. Advertising revenues are driven primarily by the volume, price and mix of advertisements published as well as how many local events are held.

We publish many different types of public notices in our court and commercial newspapers, including foreclosure notices, probate notices, notices of fictitious business names, limited liability company and other business entity notices, unclaimed property notices, notices of governmental hearings and trustee sale notices. Our public notice revenues accounted for 19.0% and 17.8% of our total revenues for the three and nine months ended September 30, 2013, respectively, and 43.3% and 43.6% of our Business Information Division revenues for the three and nine months ended September 30, 2013, respectively. We recognize public notice revenues upon placement of a public notice in one of our court and commercial newspapers. Public notice revenues are driven by the volume and mix of public notices published, which can be affected by the number of residential mortgage foreclosures in the markets where we are qualified to publish public notices and the rules governing publication of public notices in such states. In some of the states in which we publish public notices, the price for public notices is statutorily regulated, with market forces determining the pricing for the remaining states.

Our subscription revenues accounted for 8.7% and 7.8% of our total revenues for the three and nine months ended September 30, 2013, respectively, and 19.9% and 19.2% of our Business Information Division revenues for the three and nine months ended September 30, 2013, respectively. We recognize subscription revenues ratably over the subscription periods, which range from three months to multiple years, with the average subscription period being twelve months. Deferred revenue includes payment for subscriptions collected in advance that we expect to recognize in future periods. At September 30, 2013, we had such deferred revenue on our balance sheet in the amount of $7.1 million. Subscription revenues are driven primarily by the number of copies sold and the subscription rates charged to customers.

Operating Expenses

Our operating expenses consist of the following:

•	Direct operating expenses, which consist primarily of the cost of compensation and employee benefits for the operational staff at NDeX, DiscoverReady, and Counsel Press and our editorial personnel in our Business Information Division, production and distribution expenses, such as compensation (including stock-based compensation expense) and employee benefits for personnel involved in the production and distribution of our business information products, and the cost of newsprint and delivery of our business information products;

•	Selling, general and administrative expenses, which consist primarily of the cost of compensation (including stock-based compensation expense) and employee benefits for our sales, human resources, accounting and information technology personnel, publishers and other members of management, rent, other sales and marketing-related expenses and other office-related payments;

•	Amortization expense, which represents the cost of finite-lived intangibles acquired through business combinations allocated over the estimated useful lives of these intangibles, with such useful lives ranging from two to thirty years;

•	Depreciation expense, which represents the cost of fixed assets and software allocated over the estimated useful lives of these assets, with such useful lives ranging from one to thirty years;

•	Fair value and other adjustments on earnout and due to seller liabilities, which consists primarily of non-cash adjustments to estimates of earnouts to be paid to sellers of businesses we acquire, based on management’s estimated fair value of the earnout and due to seller liability at each reporting date; and

•	Impairment of long-lived assets and goodwill, which consists of non-cash impairment charges to long-lived assets and goodwill.

Total operating expenses as a percentage of revenues depends upon our mix of business from Professional Services, which is our higher margin revenue, and Business Information. This mix may continue to shift between fiscal periods.

Equity in Loss of Affiliates

We own 35% of the membership interests in DLNP, the publisher of The Detroit Legal News, and 10 other publications. We account for our investment in DLNP using the equity method. For the three and nine months ended September 30, 2013, our share of DLNP’s loss was $0.1 million and $0.2 million, respectively. This was net of amortization of $0.4 million and $1.1 million for the three and nine months ended September 30, 2013, respectively. See “Liquidity and Capital Resources — Cash Flows Provided by Operating Activities” below for information regarding distributions paid to us by DLNP.

Noncontrolling Interest

Noncontrolling interest (“NCI”) at September 30, 2013, consisted of a 6.2% redeemable interest in NDeX held by the sellers of NDeX South or their transferees (as a group), a 9.9% redeemable interest in DiscoverReady held by DR Holdco LLC (DR Holdco) and a 17.9% interest in Legislative Services of America (LISA) held by Telran, Inc.

Under the terms of the NDeX operating agreement, each month we are required to distribute the excess of NDeX’s earnings before interest, depreciation and amortization less debt service with respect to any interest-bearing indebtedness of NDeX, capital expenditures and working capital reserves to NDeX’s members on the basis of common equity interest owned. No such distributions were paid during the three or nine months ended at September 30, 2013 or 2012.

There is no similar distribution obligation under the DiscoverReady limited liability company agreement; however, we are obligated to make quarterly distributions to pay tax liabilities to DR Holdco, the minority member of DiscoverReady. During the three and nine months ended September 30, 2013, we made distributions of $0.2 million and $0.5 million, respectively to DR Holdco.

Under the terms of the limited liability company agreement, for a period from April 15 to July 15 in each of the years 2014, 2015, 2016, 2017 and 2018, DR Holdco has the right to require DiscoverReady to purchase DR Holdco’s remaining equity interest in DiscoverReady. In addition, DiscoverReady also has the right to require DR Holdco to sell its entire equity interest in DiscoverReady. In each case, if either party timely exercises its right, we would pay DR Holdco an amount based on the fair market value of the equity interest. DiscoverReady may engage an independent third-party valuation firm to assist it in determining the fair market value of the equity interest being repurchased by DiscoverReady or sold to us if any of the above-described rights are exercised. The purchase price for any equity interests repurchased or sold pursuant to these rights, if exercised, will be paid in cash to the extent allowed by the terms of our then-existing credit agreement, or pursuant to a three-year unsecured promissory note bearing interest at a rate equal to prime plus 1%.

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

RESULTS OF OPERATIONS

The following table sets forth selected operating results, including as a percentage of total revenues, for the periods indicated below (in thousands, except per share data):

	Three Months Ended September 30,
		% of		% of
	2013	Revenues	2012	Revenues
Revenues:
Professional Services	$19,885	56.1%	$27,437	61.3%
Business Information	15,575	43.9%	17,288	38.7%

Total revenues	35,460	100.0%	44,725	100.0%

Operating expenses:
Professional Services	18,053	50.9%	20,955	46.9%
Business Information	13,730	38.7%	14,543	32.5%
Unallocated corporate operating expenses	2,308	6.5%	3,009	6.7%
Fair value and other adjustments on earnout liabilities and due to seller	—	—	(1,514)	(3.4)%
Impairment of long-lived assets and goodwill	35,414	99.9%	9,317	20.8%

Total operating expenses	69,505	196.0%	46,310	103.5%
Equity in (loss) earnings of affiliates	(132)	(0.4)%	396	0.9%

Operating (loss) income	(34,177)	(96.4)%	(1,189)	(2.7)%
Interest expense, net	(2,719)	(7.7)%	(2,202)	(4.9)%

Loss from continuing operations before income taxes	(36,896)	(104.0)%	(3,391)	(7.6)%
Income tax benefit	10,132	28.6%	1,034	2.3%

Loss from continuing operations	(26,764)	(75.5)%	(2,357)	(5.3)%
Discontinued operations, net of tax benefit	(1,052)	(3.0)%	(111,093)	(248.4)%

Net loss	(27,816)	(78.4)%	(113,450)	(253.7)%
Less: Net loss attributable to redeemable noncontrolling interests	340	1.0%	9,946	22.2%

Net loss attributable to The Dolan Company	(27,476)	(77.5)%	(103,504)	(231.4)%

Income allocated to preferred shares	(372)	(1.0)%	—	—%

Net loss allocable to common shares	$(27,848)	(78.5)%	$(103,504)	(231.4)%

Loss per common share attributable to The Dolan Company:
Basic and diluted	$(0.91)		$(3.41)
Weighted average common shares outstanding:
Basic and diluted	30,537		30,327

	Nine Months Ended September 30,
		% of		% of
	2013	Revenues	2012	Revenues
Revenues:
Professional Services	$69,635	59.2%	$63,152	54.2%
Business Information	47,949	40.8%	53,313	45.8%

Total revenues	117,584	100.0%	116,465	100.0%

Operating expenses:
Professional Services	58,701	49.9%	56,517	48.5%
Business Information	42,804	36.4%	45,386	39.0%
Unallocated corporate operating expenses	6,786	5.8%	6,787	5.8%
Fair value and other adjustments on earnout liabilities	(5,021)	(4.3)%	(11,576)	(9.9)%
Impairment of long-lived assets and goodwill	35,414	30.1%	9,317	8.0%

Total operating expenses	138,684	117.9%	106,431	91.4%
Equity in (loss) earnings of affiliates	(227)	(0.2)%	1,420	1.2%

Operating (loss) income	(21,327)	(18.1)%	11,454	9.8%
Interest expense, net	(7,737)	(6.6)%	(6,266)	(5.4)%

(Loss) income from continuing operations before income taxes	(29,064)	(24.7)%	5,188	4.5%
Income tax expense	(40,892)	(34.8)%	(2,499)	(2.1)%

(Loss) income from continuing operations	(69,956)	(59.5)%	2,689	2.3%
Discontinued operations, net of tax benefit	(109,242)	(92.9)%	(110,772)	(95.1)%

Net loss	(179,198)	(152.4)%	(108,083)	(92.8)%
Less: Net loss attributable to redeemable noncontrolling interests	4,119	3.5%	9,666	8.3%

Net loss attributable to The Dolan Company	$(175,079)	(148.9)%	$(98,417)	(84.5)%

Income allocated to preferred shares	(992)	(0.8)%	—	—%

Net loss allocable to common shares	(176,071)	(149.7)%	(98,417)	(84.5)%

Loss per common share attributable to The Dolan Company:
Basic and Diluted	$(5.78)		$(3.25)
Weighted average shares outstanding:
Basic and diluted	30,445		30,260

Three Months Ended September 30, 2013

Compared to Three Months Ended September 30, 2012

Revenues

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Total revenues	$35.5	$44.7	$(9.2)	(20.7)%

Our total revenues decreased primarily as a result of a decrease in litigation support services revenues and a decrease in our business information revenues. The decrease in litigation support services was driven primarily by a decrease in new work from DiscoverReady’s largest customer. Our business information revenues decreased primarily due to a decrease in public notice revenues related to foreclosures. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 56.1% and 61.3% of our total revenues from our Professional Services Division and 43.9% and 38.7% of our total revenues from our Business Information Division for the three months ended September 30, 2013 and 2012, respectively. In our Professional Services Division, revenues from our mortgage default processing services segment accounted for 1.4% and 1.1% of our total revenues for the three months ended September 30, 2013 and 2012, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 54.7% and 60.3% of our total revenues for the three months ended September 30, 2013 and 2012, respectively. We continue to expect litigation support services to be a larger percentage of total revenues as a result of our NDeX divestitures.

Operating Expenses

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$69.5	$46.3	$23.2	50.1%
Direct operating expenses	14.4	16.6	(2.2)	(13.2)%
Selling, general and administrative expenses	16.1	18.4	(2.3)	(12.4)%
Amortization expense	2.2	2.4	(0.1)	(6.2)%
Depreciation expense	1.4	1.2	0.2	15.8%
Fair value and other adjustments on earnout liabilities and due to seller	—	(1.5)	1.5	Not meaningful
Impairment of long-lived assets and goodwill	35.4	9.3	26.1	Not meaningful

Excluding the impact of fair value and other adjustments on earnout liabilities and due to seller and impairment of long-lived assets, total operating expenses as a percentage of total revenues increased from 86.1% for the three months ended September 30, 2012, to 96.1% for the three months ended September 30, 2013. This was largely due to the decline in revenues.

Direct Operating Expenses. The change in our direct operating expenses consisted of a $1.6 million decrease in our Professional Services Division and a $0.6 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 40.5% for the third quarter of 2013, from 37.0% for the same period in 2012 due to a change in sales mix in 2013.

Selling, General and Administrative Expenses. The change in our selling, general and administrative expenses consisted primarily of a decrease of $1.3 million in our Professional Services Division, a $0.8 million decrease in our corporate operations, and a $0.2 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Selling, general and administrative expense as a percentage of revenue increased to 45.4% for the three months ended September 30, 2013, from 41.1% for the same period in 2012 as a result of a change in sales mix in 2013.

Amortization and Depreciation Expense. Our total amortization and depreciation expense was relatively flat for the quarter compared to the same quarter one year ago.

Fair Value and Other Adjustments on Earnout Liabilities. There was no fair value and other adjustment on earnout liability in the third quarter of 2013. Fair value and other adjustments on earnout liabilities consisted of $(1.5) million for the Professional Services Division in the third quarter of 2012. You should refer to the more detailed discussions in “Professional Services Division Results” below for more information regarding this item.

Impairment of Long-Lived Assets and Goodwill. Impairment of long-lived assets consisted of $35.4 million for the Business Information Division and $9.3 million for the Professional Services Division for the three months ended September 30, 2013 and 2012, respectively. You should refer to the more detailed discussions in “Business Information Division Results” and “Professional Services Division Results” below for more information regarding these items.

Interest Expense, Net

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Total interest expense, net	$2.7	$2.2	$0.5	23.5%
Interest on bank credit facility	2.1	1.8	0.3	17.1%
Cash interest expense on interest rate swaps	0.3	0.3	(0.1)	(19.4)%
Amortization of deferred financing fees	0.4	0.1	0.3	Not meaningful

Interest expense related to our bank credit facility increased primarily as a result of an increase in the average borrowing rate, slightly offset by a lower average outstanding debt balance due to proceeds applied from the preferred stock offering of $15.0 million, income tax refund of $11.2 million and net proceeds from divestitures of $5.9 million. The average interest rate on our credit facility increased to 5.8% for the three months ended September 30, 2013, from 4.0% one year ago. Our average outstanding debt was $136.6 million for the three months ended September 30, 2013, compared to $174.2 million for the same period one year ago.

Equity in (Losses) Earnings of Affiliates

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Equity in (losses) earnings of affiliates	$(0.1)	$0.4	$(0.5)	(133.3)%

Equity in (losses) earnings of affiliates decreased as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are the result of a reduction in public notice placements in DLNP’s newspapers due to decreased foreclosure and workout volumes in the markets it serves.

Income Tax Expense

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Income tax benefit	$(10.1)	$(1.0)	$9.1	Not meaningful
Effective tax rate	27.5%	30.5%

We recorded income tax benefit for the three months ended September 30, 2013, of $10.1 million, or 27.5% of the income from continuing operations before income taxes. The tax benefit relates primarily to a reduction in the valuation allowance against deferred tax assets as a result of the goodwill impairment in the Business Information segment recorded for the three months ended September 30, 2013.

We recorded income tax benefit for the three months ended September 30, 2012, of $1.0 million, or 30.5% of the income from continuing operations before income taxes.

The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Discontinued Operations

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Discontinued operations, net of tax benefit	$(1.1)	$(111.1)	$110.0	Not meaningful

In the third quarter of 2013, we sold the NDeX South, NDeX Indiana and NDeX Michigan operations within our Mortgage Default Processing Services segment. We recorded a total of $86.1 million in impairment charges related to NDeX South and NDeX Michigan in the second quarter of 2013 to reduce the carrying value of these assets. We have classified the results of these operations as discontinued operations.

In the first quarter of 2013, we committed to a plan of action to sell two of our stand-alone businesses within the Business Information segment, DataStream and LISA. As a result, we recorded a total of $10.7 million in impairment charges in the first quarter of 2013 to reduce the carrying value of these assets. We have classified the results of these operations as discontinued operations.

There were no impairment charges in discontinued operations in the third quarter of 2013. In the third quarter of 2012, due to the restructuring of NDeX’s Florida operations, as well as depressed operating results of the Mortgage Default Processing Services segment, we performed impairment tests on NDeX’s long-lived assets and goodwill. As a result, we recorded a total of $155.3 million in impairment charges to reduce the carrying value of these assets. These charges are included in discontinued operations.

In 2012, we sold The Colorado Springs Business Journal, The Mississippi Business Journal, and our NDeX Florida operations. We have classified the results of these operations as discontinued operations.

Professional Services Division Results

Revenues

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Total revenues	$19.9	$27.4	$(7.6)	(27.5)%
Mortgage default processing services	0.5	0.5	—	3.7%
Litigation support services revenues	19.4	27.0	(7.6)	(28.1)%

Our professional services revenues decreased primarily as a result of decreased revenues in our litigation support segment. Revenues in this segment decreased primarily as a result of a reduction in new work from DiscoverReady’s largest customer. We believe this reduction resulted from the customer’s evaluation of the Company’s overall financial condition. DiscoverReady has a long-standing relationship with the customer and a track record of excellent service. After the quarter ended, the customer provided DiscoverReady with new work, and we continue to work on increasing workflow from this customer and to address the customer’s concerns.

Litigation support services had one customer in excess of 10% of its revenues for the three months ended September 30, 2013, accounting for 43.3% of its revenues. In the third quarter of 2012, litigation support services had two customers in excess of 10% of segment revenues, together accounting for 62.5% of such revenues.

Operating Expenses—Mortgage Default Processing Services

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$0.4	$10.0	$(9.5)	(95.8)%
Direct operating expenses	0.2	0.2	0.1	14.6%
Selling, general and administrative expenses	0.2	0.3	(0.1)	(37.1)%
Amortization expense	—	0.2	(0.2)	(84.6)%
Depreciation expense	—	—	(0.0)	(83.3)%
Impairment of long-lived assets	—	9.3	(9.3)	Not meaningful

There was no impairment of long-lived assets in continuing operations in 2013. In the third quarter of 2012, we recorded a $9.3 million impairment charge on finite-lived intangible assets (specifically one long-term service contract). Amortization expenses decreased by $0.2 million as the majority of intangible assets were impaired in 2012.

Excluding the impact of impairment of long-lived assets, total operating expenses attributable to our mortgage default processing services reporting unit as a percentage of segment revenues decreased to 83.4% for the three months ended September 30, 2013, from 133.1% for the three months ended September 30, 2012, due to decreased amortization expense.

Operating Expenses—Litigation Support Services

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$17.6	$18.8	$(1.2)	(6.2)%
Direct operating expenses	8.6	10.2	(1.7)	(16.2)%
Selling, general and administrative expenses	6.7	7.9	(1.2)	(14.9)%
Amortization expense	1.5	1.5	—	—%
Depreciation expense	0.9	0.7	0.2	22.6%
Fair value and other adjustments on earnout liabilities and due to seller	—	(1.5)	1.5	Not meaningful

The decrease in direct expenses is driven by a decrease in contract labor expense as a result of the reduction in new work from DiscoverReady’s largest customer. The decrease in selling, general and administrative expenses is driven by a change in customer mix from 2012 and decreased employee costs. This decrease was partially offset by a fair value adjustment on earnout liability in 2012 of $1.5 million as a result of management’s revised estimates of earnouts to be paid related to DiscoverReady’s ACT acquisition.

Business Information Division Results

Revenues

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Total business information revenues	$15.6	$17.3	$(1.7)	(9.9)%
Display and classified advertising revenues	4.9	5.2	(0.3)	(6.5)%
Public notice revenues	6.7	8.1	(1.4)	(17.2)%
Subscription-based revenues and other revenues	4.0	4.0	—	0.5%

Business Information revenue decreased primarily due to a decrease in public notice revenues related to foreclosures. The decrease in display and classified advertising is due to a decrease in the number of ads placed in our publications.

Operating Expenses

	Three Months Ended September 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$49.1	$14.5	$34.6	237.9%
Direct operating expenses	5.6	6.1	(0.6)	(9.2)%
Selling, general and administrative expenses	7.2	7.3	(0.2)	(2.3)%
Amortization expense	0.7	0.7	—	—%
Depreciation expense	0.3	0.4	(0.1)	(23.0)%
Impairment of long-lived assets and goodwill	35.4	—	35.4	not meaningful

Excluding the impact of goodwill impairment, total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 88.2% for the three months ended September 30, 2013, from 84.1% for the three months ended September 30, 2012, due to a decrease in high margin public notice revenues in the Business Information Division segment.

Nine Months Ended September 30, 2013

Compared to Nine Months Ended September 30, 2012

Revenues

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Total Revenues	$117.6	$116.5	$1.1	1.0%

Our total revenues increased primarily as a result of an increase in litigation support services revenues partially offset by a decrease in our business information revenues. The increase in litigation support services was driven by an increase in new work from DiscoverReady’s largest customer and technology services from existing DiscoverReady customers during the first and second quarters of 2013, which was partially offset by a decline in new work during the third quarter. Our business information revenues decreased primarily due to a decrease in public notice revenues related to foreclosures. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes.

We derived 59.2% and 54.2% of our total revenues from our Professional Services Division and 40.8% and 45.8% of our total revenues from our Business Information Division for the nine months ended September 30, 2013 and 2012, respectively. In our Professional Services Division, revenues from our mortgage default processing services reporting unit accounted for 1.2% and 1.4% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. Revenues from our litigation support services segment (also part of our Professional Services Division) accounted for 58.0% and 52.9% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. We continue to expect litigation support services to be a larger percentage of total revenues as a result of our NDeX divestitures.

Operating Expenses

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$138.7	$106.4	$32.3	30.3%
Direct operating expenses	48.3	45.1	3.2	7.1%
Selling, general and administrative expenses	49.1	52.7	(3.6)	(6.8)%
Amortization expense	6.7	7.3	(0.6)	(8.4)%
Depreciation expense	4.2	3.6	0.6	16.4%
Fair value and other adjustments on earnout and due to seller liabilities	(5.0)	(11.6)	6.6	(56.6)%
Impairment of long-lived assets and goodwill	35.4	9.3	26.1	Not meaningful

Excluding the impact of fair value and other adjustments on earnout and due to seller liabilities and impairment of long-lived assets and goodwill, total operating expenses as a percentage of total revenues decreased from 93.3% for the nine months ended September 30, 2012, to 92.1% for the nine months ended September 30, 2013.

Direct Operating Expenses. The increase in direct operating expenses consisted of a $4.7 million increase in our Professional Services Division and a $1.5 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of these changes. Direct operating expenses as a percentage of total revenues increased to 41.1% for the first nine months ended of 2013, from 38.7% for the same period in 2012.

Selling, General and Administrative Expenses. The decrease in our selling, general and administrative expenses consisted primarily of a $2.2 million decrease in our Professional Services Division and a $0.9 million decrease in our Business Information Division. You should refer to the more detailed discussions in “Professional Services Division Results” and “Business Information Division Results” below for more information regarding the causes of changes in our selling, general and administrative expenses. Costs associated with our corporate operations decreased $0.4 million, largely as a result of cost control efforts put into place to reduce expenses. Selling, general and administrative expense as a percentage of total revenues decreased to 41.7% for the first nine months ended of 2013, from 45.2% for the same period in 2012.

Amortization and Depreciation Expense. Our total amortization and depreciation expense was relatively flat for the first nine months ended of 2013, compared to the same period in 2012.

Fair Value and Other Adjustments on Earnout and Due to Seller Liabilities. Fair value and other adjustments on earnout liabilities and due to seller for the nine months ended September 30, 2013 and 2012, consisted of $5.0 million and $11.6 million, respectively for the Professional Services Division. You should refer to the more detailed discussions in “Professional Services Division Results” below for more information regarding these items.

Impairment of Long-Lived Assets and Goodwill. Impairment of long-lived assets consisted of $35.4 million for the Business Information Division and $9.3 million for the Professional Services Division for the nine months ended September 30, 2013 and 2012, respectively. You should refer to the more detailed discussions in “Business Information Division Results” and “Professional Services Division Results” below for more information regarding these items.

Interest Expense, Net

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Total interest expense, net	$7.7	$6.3	$1.4	23.5%
Interest on bank credit facility	6.4	4.9	1.5	29.8%
Cash interest expense on interest rate swaps	0.8	1.0	(0.2)	(19.4)%
Amortization of deferred financing fees	0.6	0.3	0.3	73.8%
Other	—	0.1	(0.1)	Not meaningful

Interest expense related to our bank credit facility increased primarily as a result of an increase in the average borrowing rate, slightly offset with lower average outstanding debt balance due to proceeds applied from the preferred stock offering of $15.0 million, income tax refund of $11.2 million and net proceeds from divestitures of $5.9 million. Our average outstanding debt was $148.1 million for the nine months ended September 30, 2013, compared to $176.1 million for the same period one year ago, and our average interest rate was 5.5% this year versus 3.7% last year.

Equity in (Losses) Earnings of Affiliates

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Equity in (losses) earnings of affiliates	$(0.2)	$1.4	$(1.6)	Not meaningful

Equity in (losses) earnings of affiliates changed primarily as a result of a reduction in earnings recorded from our 35% interest in DLNP. The reduced earnings are the result of a reduction in public notice placements in DLNP’s newspapers due to decreased foreclosure and workout volumes in the markets it serves.

Income Tax Expense

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Income tax expense	$40.9	$2.5	$38.4	Not meaningful
Effective tax rate	(140.7)%	48.2%

We recorded income tax expense for the nine months ended September 30, 2013 of $40.9 million, which included discrete tax expense of $48.9 million due to our decision to record a full valuation allowance against all of our US federal and state deferred tax assets.

For the nine months ended September 30, 2012, we recorded income tax expense of $2.5 million, or 48.2% of income from continuing operations before income taxes.

The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the respective full fiscal year. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Discontinued Operations

	For the Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Discontinued operations, net of tax benefit	$(109.3)	$(110.8)	$1.5	(1.3)%

In the third quarter of 2013, we sold the NDeX South, NDeX Indiana and NDeX Michigan operations within our Mortgage Default Processing Services segment. We recorded a total of $86.1 million in impairment charges related to NDeX South and NDeX Michigan in the second quarter of 2013 to reduce the carrying value of these assets. We have classified the results of these operations as discontinued operations.

In the first quarter of 2013, we committed to a plan of action to sell two of our stand-alone businesses within the Business Information segment, DataStream and LISA. As a result, we recorded a total of $10.7 million in impairment charges in the first quarter of 2013 to reduce the carrying value of these assets. We have classified the results of these operations as discontinued operations.

In the third quarter of 2012, due to the restructuring of NDeX’s Florida operations, as well as depressed operating results of the Mortgage Default Processing Services segment, we performed impairment tests on NDeX’s long-lived assets and goodwill. As a result, we recorded a total of $155.3 million in impairment charges to reduce the carrying value of these assets. These charges are included in discontinued operations.

In 2012, we sold The Colorado Springs Business Journal, The Mississippi Business Journal, and our NDeX Florida operations. We have classified the results of these operations as discontinued operations

Professional Services Division Results

Revenues

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Total revenues	$69.6	$63.2	$6.5	10.3%
Mortgage default processing revenues	1.4	1.6	(0.2)	(10.3)%
Litigation support services revenues	68.2	61.6	6.6	10.8%

Our revenues increased primarily as a result of increased revenues in our litigation support segment. Revenues in this segment were driven by an increase in new work from DiscoverReady’s largest customer and technology services from existing customers during the first and second quarters of 2013, which was partially offset by a decline in new work from its largest customer during the third quarter for the reasons described above.

DiscoverReady had one customer in excess of 10% of segment revenues for the nine months ended September 30, 2013 and 2012, accounting for 49.2% and 38.7% of such revenues, respectively.

Operating Expenses—Mortgage Default Processing Services

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$1.3	$11.5	$(10.2)	(88.5)%
Direct operating expenses	0.7	0.7	—	(2.5)%
Selling, general and administrative expenses	0.6	0.8	(0.2)	(29.3)%
Amortization expense	0.1	0.7	(0.6)	(88.3)%
Depreciation expense	—	—	(0.0)	(90.6)%
Impairment of long-lived assets and goodwill	—	9.3	(9.3)	Not meaningful

Operating expenses decreased primarily as a result of the impairment of long-lived assets in 2012. Amortization expense decreased $0.6 million as the majority of the intangible assets were impaired in 2012.

Excluding the impact of impairment of long-lived assets, total operating expenses attributable to our mortgage default processing services reporting unit as a percentage of segment revenues decreased to 93.3% for the nine months ended September 30, 2013, from 139.3% for the nine months ended September 30, 2012, due to decreased amortization expense.

Operating Expenses—Litigation Support Services

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$52.4	$42.7	$9.6	22.5%
Direct operating expenses	30.0	25.3	4.7	18.7%
Selling, general and administrative expenses	20.5	22.5	(2.0)	(8.8)%
Amortization expense	4.4	4.4	—	—%
Depreciation expense	2.4	2.1	0.3	14.7%
Fair value and other adjustments on earnout liabilities	(5.0)	(11.6)	6.6	(56.6)%

The increases in direct expenses are driven by increased operating costs associated with higher revenue. The decrease in selling, general and administrative expenses are primarily due to decreases in employee costs. The fair value adjustment and other adjustment on earnout liabilities and due to seller of $5.0 million reflects the retention of the ACT acquisition holdback funds.

Excluding the impact of the fair value adjustment and other adjustment on earnout liabilities and due to seller, total operating expenses attributable to our litigation support services segment as a percentage of segment revenues decreased to 84.1% for the nine months ended September 30, 2013, from 88.2% for the same period in 2012. This decrease is primarily due to increased revenue.

Business Information Division Results

Revenues

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Total Business Information Division Revenues	$47.9	$53.3	$(5.4)	(10.1)%
Display and classified advertising revenues	15.0	15.8	(0.9)	(5.6)%
Public notice revenues	20.9	25.1	(4.2)	(16.7)%
Subscription-based and other revenues	12.1	12.4	(0.3)	(2.4)%

Business Information revenue decreased primarily due to a decrease in public notice revenues related to foreclosures. The decline in display and classified advertising revenues is due primarily to a decrease in the number of ads placed in our publications.

Operating Expenses

	Nine Months Ended September 30,
	2013	2012	Change
	(in millions)
Total operating expenses	$78.2	$45.4	$32.8	72.3%
Direct operating expenses	17.7	19.2	(1.5)	(7.8)%
Selling, general and administrative expenses	22.1	23.0	(0.9)	(4.1)%
Amortization expense	2.2	2.2	(0.0)	(1.1)%
Depreciation expense	0.9	1.0	(0.1)	(11.5)%
Impairment of long-lived assets and goodwill	35.4	—	35.4	Not meaningful

Operating expenses increased as a result of goodwill impairment. Total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 163.1% for the nine months ended September 30, 2013, from 85.1% for the nine months ended September 30, 2012.

Excluding the impact of goodwill impairment, total operating expenses attributable to our Business Information Division as a percentage of Business Information Division revenue increased to 89.3% for the nine months ended September 30, 2013, from 85.1% for the nine months ended September 30, 2012, due to decreased public notice revenue which have higher margins.

Off Balance Sheet Arrangements

We have not entered into any off balance sheet arrangements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, available capacity under our credit facility, distributions received from DLNP, and available cash reserves. The following table summarizes our cash and cash equivalents, working capital and long-term debt, less current portion as of September 30, 2013, and December 31, 2012, as well as cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$2,813	$3,509
Working capital (deficit)	(116,382)	4,413
Long-term debt, less current portion	73	150,881

	Nine Months Ended September 30,
	2013	2012
Cash provided by operating activities—continuing operations	$24,690	$(28,805)
Cash (used in) provided by operating activities—discontinued operations	(7,730)	49,951

Total cash provided by operating activities	16,960	21,146
Capital expenditures—continuing operations	(3,766)	(2,760)
Cash used in financing activities—continuing operations	(20,435)	(1,293)

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

Net cash provided by operating activities for the nine months ended September 30, 2013, decreased $4.1 million, or 19.8%, to $17.0 million from $21.1 million for the nine months ended September 30, 2012. This decrease was mainly attributable to the increase in net loss from the discontinued operations related to our Mortgage Default Processing Services segment. The total change in operating assets and liabilities, net of effects of discontinued operations, was a net inflow of $9.6 million in the third quarter of 2013 compared to a net inflow of $2.2 million in 2012. This increase in inflow of cash was largely a result of an $11.2 million income tax refund received in 2013 partially offset by timing of customer receipts and vendor payments.

Working capital changed from $4.4 million at December 31, 2012, to a deficit of $116.4 million at September 30, 2013. Notable changes in working capital in the first nine months of 2013 were: an increase in current portion of long-term debt of $116.3 million as a result of the sixth amendment to our Credit Agreement, the sale of mortgage default processing locations which had negative working capital of $9.0 million, a decrease in due to sellers of acquired businesses of $5.0 million from ACT releasing the Company from its holdback obligation, an increase in the current portion of notes receivable related to sold mortgage default processing services locations, a decrease in income tax receivable of $8.0 million, and reporting long-lived assets and indefinite lived intangible of $5.0 million in held for sale.

Our allowance for doubtful accounts, as a percentage of gross accounts receivable, and days sales outstanding (DSO), as of September 30, 2013, December 31, 2012, and September 30, 2012, are set forth in the table below:

	September 30,	December 31,	September 30,
	2013	2012	2012
Allowance for doubtful accounts (in thousands)	$1,013	$1,809	$1,637
Allowance for doubtful accounts as a percentage of gross accounts receivable	3.7%	2.9%	2.5%
Days sales outstanding	72.1	82.0	75.4

Our allowance for doubtful accounts as a percentage of gross accounts receivable was increased from year-end due to the lower accounts receivable balance resulting from the sale of NDeX South, NDeX Indiana, and NDeX Michigan. This reduced the overall balance of gross accounts receivable by $34.3 million. Our allowance for doubtful accounts as a percentage of gross accounts receivable increased compared with last year due to the lower accounts receivable balance as a result of the sale of NDeX Florida, NDeX South, NDeX Indiana and NDeX Michigan. This reduced the overall balance of gross accounts receivable by $40.6 million.

We calculate DSO by dividing net receivables by average daily revenue excluding circulation. Average daily revenue is computed by dividing total revenue for the quarter by the total number of days in the quarter. Our DSO decreased from year-end primarily as a result of increased collections in litigation services. Our DSO decreased from third quarter of last year primarily as a result of the decrease in carrying larger balances in some of our NDeX operating units as a result of an increase in the length of time it takes our law firm customers to take properties to sale. New legislation, regulatory actions, lawsuits and other process changes are among the current factors that are contributing to the increase in time it is taking to process foreclosures.

We own 35% of the membership interests in DLNP, the publisher of The Detroit Legal News, and received distributions of $1.6 million and $2.2 million during the nine months ended September 30, 2013 and 2012, respectively. The operating agreement for DLNP provides for us to receive quarterly distribution payments based on our ownership percentage.

Cash Flows Used in Investing Activities

Net cash provided in investing activities increased $7.8 million to $2.8 million during the nine months ended September 30, 2013, compared to net cash used of $5.0 million during the nine months ended September 30, 2012. This increase was a result of proceeds from the sale of businesses. We expect the costs for capital expenditures to be in the range of 3.5 – 4% of our total revenues, on an aggregated basis, for the full 2013 year.

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

Net cash used in financing activities for the nine months ended September 30, 2013, totaled $20.4 million, compared to net cash used of $1.3 million during the nine months ended September 30, 2012. Net cash used in financing activities in 2013 included proceeds from our preferred stock offering of $15.0 million which we used to pay down $14.8 million on our senior term facility. Total debt decreased $34.5 million, or 20.1%, to $131.5 million as of September 30, 2013, from $166.0 million as of December 31, 2012, as the proceeds from our preferred stock offering of $15.0 million, cash received from our income tax refund of $11.2 million, and net proceeds from divestitures of $5.9 million were used to pay down debt. In addition, the sixth amendment to our Credit Agreement required us to reclassify our outstanding debt to current as of September 30, 2013.

Credit Agreement. The Company and its consolidated subsidiaries had a credit agreement with a syndicate of banks for a $190.0 million senior secured credit facility comprised of a term loan facility with an outstanding balance of $106.8 million at September 30, 2013, due and payable in quarterly installments with a final maturity date of December 31, 2014, and a revolving credit facility in an aggregate amount of up to $40.0 million (of which $24.5 million was drawn at September 30, 2013).

On July 8, 2013, we entered into a fifth amendment to the Credit Agreement, which, among other changes, permitted us to engage in certain divestiture transactions, required that a portion of the cash proceeds from such transactions be used to pay down outstanding loans under the Credit Agreement, reduced the aggregate amount available in the revolving credit facility to $40.0 million, down from $65.0 million, set the applicable margin for the loans and the commitment fee at the highest level of the current pricing grid, affirmed the permissibility of payment of preferred stock dividends, and made certain other adjustments to the covenants and restrictions applicable to the Company.

At September 30, 2013, we did not comply with the minimum adjusted EBITDA and total cash flow leverage ratio covenants in the Credit Agreement. However, the sixth amendment to the Credit Agreement, which we entered into on October 31, 2013, waived this default.

The sixth amendment also changes the maturity date of the Credit Agreement from December 6, 2015 to December 31, 2014, reduces the aggregate amount available in the revolving credit facility from $40.0 million to $39.5 million after September 30, 2014, increases the applicable interest rate by 1%, requires payment of initial and ongoing fees including a fee of 1% of the total outstanding loan commitment on April 1, July 1, and October 1, 2014, adds a new financial covenant related to the senior leverage ratio and makes certain other adjustments to the covenants and restrictions, limits capital expenditures, and increases the frequency of required prepayments. In addition, the sixth amendment requires us to generate $50.0 million in cash through one or more liquidity transactions separate from its operating activities such as a sale of assets or issuance of equity or subordinated debt by March 31, 2014 (or to have entered into a definitive agreement by March 31, 2014 for a transaction or transactions that will generate $50.0 million in cash by May 31, 2014) and to use the proceeds from such transaction or transactions to pay down outstanding loans under the Credit Agreement.

At September 30, 2013, the weighted average interest rate on our credit facility was 5.7%. If we elect to have interest accrue (1) based on the prime rate, then such interest is due and payable on the last day of each month and (2) based on LIBOR, then such interest is due and payable at the end of the applicable interest period that we elect, provided that if the applicable interest period is longer than three months interest will be due and payable in three month intervals. Currently, our interest rate swap arrangements require us to have at least $60.0 million of our outstanding principal balance at LIBOR. At September 30, 2013, a majority of the debt on our credit facility was based on LIBOR.

Future Needs

Historically, cash flow from operations, supplemented by short and long-term financing, the proceeds from our credit facility and equity offerings, have been adequate to fund our day-to-day operations and capital expenditure requirements. While we have faced many business challenges, we paid down the senior term note by $30.7 million and we had $3.7 million net payments on our senior revolving line of credit in the first three quarters of 2013. We continue to expect to face business challenges in the coming year, but still expect that cash flow from operations, supplemented by short and long-term financing, the proceeds from our credit facility, equity offerings, and proceeds from divestitures will be adequate to pay the Company’s senior secured debt and fund our day-to-day operations and capital expenditure requirements. However, our ability to generate sufficient cash flow in 2013 relative to our debt could continue to adversely impact the operations of business.

The Company’s ability to generate sufficient cash flows in 2013 has been negatively impacted by the business challenges in its mortgage default foreclosure and public notice business. The sixth amendment to our credit agreement adjusted the covenants applicable to the Company going forward and added a covenant related to senior leverage ratio. Any failure by us to comply with these covenants may result in an event of default, which if not cured or waived, could result in the banks accelerating the maturity of our indebtedness or preventing us from accessing availability under our credit facility. In addition, our lenders may require us to prepay outstanding indebtedness under the credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned. In addition, the indebtedness under our credit agreement is secured by a security interest in substantially all of our tangible and intangible assets, including the equity interests of our subsidiaries, and therefore, if we are unable to repay such indebtedness the banks could foreclose on these assets and sell the pledged equity interests, which would affect our ability to operate our business.

Our ability to secure short-term and long-term financing in the future will depend on several factors, including our future profitability and cash flow from operations, the quality of our short and long-term assets, our relative levels of debt and equity and the overall condition of the credit markets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to interest rates. Other types of market risk, such as foreign currency risk, do not arise in the normal course of our business activities. Our exposure to changes in interest rates is limited to borrowings under our credit facility. However, as of September 30, 2013, we had swap arrangements that cover $60 million of our variable rate term loan into a fixed rate obligation. The aggregate notional amount of our two swap agreements will mature on various dates through December 31, 2014. We enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to risk from changes in interest rates. We do not enter into derivatives or other financial instrument transactions for speculative purposes.

We recognize all of our derivative instruments as either assets or liabilities in the consolidated balance sheet at fair value. We record the fair value of our swap agreements in accrued liabilities or other liabilities on our balance sheet, depending on the timing of the expiration of the swap agreement. The accounting for changes in the fair value of a derivative instrument, like our interest rate swap agreements, depends on whether it has been designated and qualifies for hedge accounting. As of September 30, 2013, we have designated our two interest rate swap agreements for hedge accounting treatment. Accordingly, we record changes in the fair value of these swap agreements in other comprehensive income or loss on our balance sheet for the period then ended.

At September 30, 2013 and December 31, 2012, we had $0.2 million and $0.9 million, respectively, included in other accumulated comprehensive loss related to the fair value of our interest rate swap agreements. At September 30, 2013, and December 31, 2012, the estimated fair value of our fixed interest rate swaps was a liability of $0.7 million and $1.4 million, respectively.

If the future interest yield curve decreases, the fair value of our interest rate swap agreements will decrease and interest expense will increase. If the future interest yield curve increases, the fair value of our interest rate swap agreements will increase and interest expense will decrease.

Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $0.2 million and $0.5 million for the three and nine months ended September 30, 2013, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2010, our Board of Directors approved a common stock repurchase program that allows us to purchase up to 2 million shares of our common stock at market prices at the discretion of management at any time through December 31, 2013. At September 30, 2013, 1,862,500 shares remained available under the program. No repurchases were made during the third quarter of 2013.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No	Title	Method of Filing

10.	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of DiscoverReady LLC dated as of October 30, 2013	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Furnished herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith.

101	Interactive Data File	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOLAN COMPANY

Dated: November 12, 2013

By:	/s/ JAMES P. DOLAN
James P. Dolan
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 12, 2013

By:	/s/ VICKI J. DUNCOMB
Vicki J. Duncomb Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No	Title	Method of Filing

10.	Amendment No. 3 to Third Amended and Restated Limited Liability Company Agreement of DiscoverReady LLC dated as of October 30, 2013	Filed herewith.

31.1	Section 302 Certification of James P. Dolan	Filed herewith.

31.2	Section 302 Certification of Vicki J. Duncomb	Filed herewith.

32.1	Section 906 Certification of James P. Dolan	Furnished herewith.

32.2	Section 906 Certification of Vicki J. Duncomb	Furnished herewith.

101	Interactive Data File	Filed herewith.